Form 10-K405
PARK OHIO INDUSTRIES INC
filed 1995-03-30
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

      /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from                          to

                         Commission file number 0-3134

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
            ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-6520107
            ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    600 TOWER EAST, 20600 CHAGRIN BOULEVARD
                                CLEVELAND, OHIO
            ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     44122
            ------------------------------------------------------
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 991-9700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (TITLE OF CLASS)

     $.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995: Approximately $81,684,000.

     Number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, as of February 28, 1995: 8,941,810.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED APRIL 17, 1995, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                    The Exhibit Index is located on page 32.

                                     PART I

ITEM 1.   BUSINESS

     Park-Ohio Industries, Inc. ("Park-Ohio"), an Ohio corporation, is a diversified manufacturer whose operations serve a wide variety of industrial and consumer markets with plastic containers, molded plastic and leisure products for the home, office and garden, forged and machined products, aluminum permanent mold castings, induction heating systems and industrial rubber products. Headquartered in Cleveland, Ohio, Park-Ohio is publicly held and its shares are traded on the NASDAQ National Market System.

     In 1994, Park-Ohio had net sales of $191.5 million ($28.0 million to Ford Motor Company) and as of December 31, 1994, employed 1,734 persons.

     Park-Ohio's industry segments are (i) container products, (ii) transportation, and (iii) consumer products.

CONTAINER PRODUCTS

     On December 30, 1993, Bennett Industries, Inc. (Bennett), a wholly-owned subsidiary of Park-Ohio, acquired Cleveland Steel Container's (CSC) plastic container facility located in Cleveland, Ohio for $2.4 million in cash and assets of the Company's steel container plant in Peotone, Illinois. See Note B to the consolidated financial statements included herein. CSC manufactures plastic containers for the food products, industrial coatings and building products industry.

     Bennett makes plastic pails, mostly in 3 to 7 gallon sizes for packagers of food, paint, and building materials. Bennett has 484 employees. Plastic pail production is conducted at its plants in Valparaiso, Indiana; Dunellen, New Jersey; Lithonia, Georgia; San Fernando, California and Cleveland, Ohio.

     The plastic pails are distributed nationally through direct sales and manufacturers' representatives. In 1994, the largest single container customer accounted for approximately 10% of this segment's sales. The loss of such customer would have a material, adverse effect on this segment. Raw materials for the production of these containers are available from a number of plastic suppliers.

     Conditions in the container industry are extremely competitive. Bennett's competitors include Letica Corporation, Plastican Incorporated and Rheem Manufacturing Company.

TRANSPORTATION

     On October 15, 1993, Park-Ohio acquired General Aluminum Mfg. Company (GAMCO) by issuing 250,000 shares of its Common Stock in exchange for the outstanding shares of GAMCO. See Note B to the consolidated financial statements included herein. GAMCO is headquartered in Conneaut, Ohio and produces and machines aluminum permanent mold castings for the transportation industry.

     Park-Ohio's transportation segment includes forged and machined products, induction heating systems, aluminum permanent mold castings, and industrial rubber products.

     Forging is the process of hot or cold working of metal to achieve high mechanical qualities. Park-Ohio produces closed die forgings and machines and finishes forgings produced by it and others.

     The transportation industry is Park-Ohio's major market for its forged and machined products. Park-Ohio forges crankshafts and machines camshafts and crankshafts for diesel engines used in trucks, locomotives, buses, farm machinery, marine and other applications. It also forges components and other high-strength, high-performance, structural parts for civilian and military aircraft, truck, military ordnance and other machinery and equipment producers.

     Park-Ohio's forging and machining business is carried out by 282 employees in three plants, two of which are located in Cleveland and one in Wellington, Ohio.

     Forging and machining sales are made through Park-Ohio's sales force and through independent sales representatives. The single largest customer accounted for approximately 30% of sales of forged and machined products. The loss of such customer would have a material, adverse effect on this business.

     Competition for forging and machining work is substantial. Several of Park-Ohio's larger customers also do their own forging or machining and there are many independent companies in this field, some of which are substantially larger than Park-Ohio.

     Park-Ohio's forgings are made primarily from various kinds of steel alloys. These raw materials are generally available from a number of sources.

     Park-Ohio custom engineers, manufactures and sells induction heating systems under the TOCCO brand name through Tocco, Inc. ("Tocco"), a wholly-owned subsidiary. TOCCO induction heating systems are used primarily for heat treating, surface hardening, heating for forging, brazing, soldering, annealing, shrink-fitting, melting, welding and heating metal components, principally for the purpose of up-grading the wear and fatigue resistance features of such components.

     Automotive and automotive supplier companies are Park-Ohio's major customers for induction heating systems, with farm equipment manufacturers second and miscellaneous metalworking companies third. TOCCO systems are sold worldwide. While standard "off the shelf" systems are produced, it is more often necessary to engineer unique installations to meet the particular needs of the customer. TOCCO custom engineering may involve systems with a series of loading, heating, quenching, conveying and unloading processes incorporated into a single unit. The individually designed systems may involve micro-processor controls, adaptable modular construction and solid state technology. All production is conducted at Park-Ohio's manufacturing facility in Boaz, Alabama. In addition, a laboratory and customer service facility is located in Madison Heights, Michigan. Tocco employs 244 people.

     Sales are made both through its own sales organization and through independent representatives. The largest customer, comprised of many divisions, accounted for approximately 25% of sales of TOCCO systems and service. The loss of business from certain of this customer's divisions would have a material, adverse effect on this business.

     Conditions in the induction heating equipment industry are extremely competitive. Several companies manufacture equipment competitive with some or all of the TOCCO equipment.

     The various electrical components, electrical wiring, metal stampings, and other materials incorporated in the systems are generally available from a variety of sources.

     General Aluminum Mfg. Company, a wholly-owned subsidiary of Park-Ohio, operates with 376 employees with plants located in Conneaut, Ohio and Hartsville, Tennessee and produces and machines aluminum permanent mold castings for the transportation industry. The castings produced by GAMCO are used in automobiles, vans and light trucks. While competition for these types of aluminum castings is substantial, GAMCO believes it maintains a favorable competitive position since its primary plant has received quality awards from its major automotive customers and believes that it is one of the few permanent mold aluminum foundries in the United States to have received these awards. Raw materials for production, primarily aluminum ingots of various alloys, are generally available. Products are sold directly and through sales' representatives. The largest customer, comprised of many divisions, accounted for approximately 64% of sales for the year ended December 31, 1994. The loss of this customer would have a materially adverse effect on this business.

     Castle Rubber Company, a wholly-owned subsidiary of Park-Ohio, has its plant located at East Butler, Pennsylvania and is a custom manufacturer of rubber products, including molded and lathe cut goods, roll coverings, tank linings and items such as pump parts and pipe seals requiring rubber-to-metal bonding. Rubber products produced by Castle Rubber are used in air brake equipment, gas and oil lines, motors, compressors, automobiles, printing rolls and steel mills. Market conditions are extremely competitive. Products are sold principally in the Middle Atlantic and Midwestern States directly and through sales' representatives to a variety of industries. Raw materials for production include natural and synthetic rubber and metal inserts, all of which are generally available.

CONSUMER PRODUCTS

     Park-Ohio manufactures barbecue grills, lawn spreaders, lap trays, patio tables, tray table sets, bird feeders, plant stands and planters through Kay Home Products, Inc. ("KHP"), a wholly-owned subsidiary acquired on June 30, 1992. Sales are made through its own sales organization and through independent representatives. KHP distributes the products nationwide through a network comprised of mass merchandisers, grocery chains, drug stores, and hardware stores. KHP has operations in Cleveland, Ohio; Antioch, Illinois and Columbus, Ohio. Because KHP's business is very seasonal, the number of its employees varies from approximately 177 during the off season to a peak of approximately 450.

     For the period ended December 31, 1994, one customer accounted for 11% of net sales. The loss of such customer would have a materially adverse effect on this business. KHP is not dependent upon any particular suppliers.

ENVIRONMENTAL REGULATIONS

     Park-Ohio is subject to numerous laws and regulations designed to protect the environment, particularly in regard to waste and emissions. In general, Park-Ohio has not experienced difficulty in complying with environmental protection provisions in the past, and compliance with such laws and regulations has not had a materially adverse effect on Park-Ohio's operations.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING

     The information contained under the heading of "Note K -- Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income (loss), identifiable assets and other information by industry segment for the years ended December 31, 1994, 1993 and 1992 is incorporated herein by reference.

ITEM 2.   PROPERTIES

Principal Facilities -- The following table provides information relative to the principal facilities of Park-Ohio and its subsidiaries.

                          SQUARE
                        FOOTAGE OF                                                       RELATED INDUSTRY
       LOCATION        BUILDING AREA         OWNED OR LEASED               USE                SEGMENT
------------------------------------     -----------------------    -----------------    -----------------
ALABAMA
  Boaz                    100,000        Owned                        Manufacturing       Transportation
CALIFORNIA
  San Fernando             41,000        Lease Expiring               Manufacturing          Container
                                         January 15, 1996

                          SQUARE
                        FOOTAGE OF                                                       RELATED INDUSTRY
       LOCATION        BUILDING AREA         OWNED OR LEASED               USE                SEGMENT
------------------------------------     -----------------------    -----------------    -----------------
GEORGIA
  Lithonia                 40,000        Lease Expiring               Manufacturing          Container
                                         July 14, 2001
  Lithonia                 12,000        Lease Expiring                 Warehouse            Container
                                         December 31, 1996
ILLINOIS
  Antioch                 333,600        Owned                        Manufacturing          Consumer
  Peotone                  13,900        Owned                       Administrative          Container
INDIANA
  Valparaiso              106,000        Owned                        Manufacturing          Container
MICHIGAN
  Madison Heights          26,000        Owned                         Development        Transportation
                                                                     Laboratory and
                                                                    Customer Service
NEW JERSEY
  Dunellen                 43,000        Lease Expiring               Manufacturing          Container
                                         May 31, 1996
OHIO
  Cleveland               391,000        Owned                        Manufacturing       Transportation
  Cleveland               240,000        Owned                        Manufacturing          Container
  Cleveland               197,600        Leased - Monthly             Manufacturing          Consumer
  Columbus                 60,000        Owned                        Manufacturing          Consumer
  Conneaut                 84,000        Owned                        Manufacturing       Transportation
  Conneaut                140,000        Lease Expiring -             Manufacturing       Transportation
                                         October 1, 2003
  Cuyahoga Hts.           427,000        Owned                        Manufacturing       Transportation
  Shaker Heights            5,000        Lease Expiring -             Headquarters              --
                                         November 30, 1995
  Wellington               50,000        Owned                        Manufacturing       Transportation
PENNSYLVANIA
  East Butler             136,000        Owned                        Manufacturing       Transportation
TENNESSEE
  Hartsville               39,000        Lease Expiring -             Manufacturing       Transportation
                                         April 1, 2011
  Hartsville                7,500        Owned                        Manufacturing       Transportation

Park-Ohio considers these facilities to be well maintained and suitable for their purposes.

ITEM 3.   LEGAL PROCEEDINGS

     During 1994, Tocco, Inc., a wholly-owned subsidiary of the Company, settled a civil action for personal injury entitled the William B. Fleenor matter. The settlement had no effect on the Company's consolidated financial position or its results of operations as substantially all settlement payments were funded by the Company's product liability insurance carriers. The Company becomes involved in litigation arising out of its normal business activities. In the opinion of management, the Company's liability, if any, under any pending litigation would not materially affect its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers of Park-Ohio is as follows:

                                                                                      EXECUTIVE
                                                                                      OFFICER OF
                                                                                      REGISTRANT
          NAME               AGE               PRESENT EXECUTIVE OFFICE                 SINCE
-------------------------    ---     ---------------------------------------------    ----------
Edward F. Crawford           55      Chairman and Chief Executive Officer                1992
John J. Murray               39      President and Chief Operating Officer               1995
James S. Walker              52      Vice President -- Treasurer                         1983
                                     and Controller
Ronald J. Cozean             31      Secretary and General Counsel                       1994

     Mr. Walker has been an employee of Park-Ohio for more than five years. Since 1964, Mr. Crawford owned and operated various private companies and is currently Chairman and Chief Executive Officer, Crawford Group, Inc. From April, 1989, to his resignation in March, 1991, Mr. Crawford was a director of Park-Ohio. On June 17, 1992, the shareholders approved the acquisition of Kay Home Products, Inc., a company wholly-owned by Mr. Crawford. At that time, Mr. Crawford was appointed to the Board of Directors and was elected Chairman, Chief Executive Officer and President of Park-Ohio. Mr. Murray became the President and Chief Operating Officer on January 1, 1995. He had been President of KMR Industries, Inc. (business consulting firm) since 1991 and was formerly the President and Chief Operating Officer, Rennoc Corporation (manufacturing company) from 1989 to 1990. Mr. Murray was elected to the Board of Directors in 1992. Mr. Cozean worked for the law firm of Squire, Sanders & Dempsey prior to joining the Company.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     Park-Ohio's common stock, $1 par value, is traded on the NASDAQ National Market System. The table presents its high and low sales prices. No dividends were paid during the periods.

                      QUARTERLY COMMON STOCK PRICE RANGES

                1994             1993
            ------------     ------------
QUARTER     HIGH     LOW     HIGH     LOW
-------     ----     ---     ----     ---
  1st       18 1/8   12 5/8    9       4 7/8
  2nd       17 1/8   12 3/8  11 3/4    8 1/2
  3rd       15 3/4   12 1/2  12 3/4    8 7/8
  4th       14 1/8   12 3/4  13 5/8   11 5/8

     The number of common shareholders of record for Park-Ohio's common stock as of March 17, 1995 was 1,303.

ITEM 6.   SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31
                                   -----------------------------------------------------------------
                                     1994          1993          1992          1991          1990
                                   ---------     ---------     ---------     ---------     ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
  Net sales.....................   $ 191,527     $ 147,168     $ 119,839     $ 115,497     $ 125,152
  Gross profit..................      33,665        25,369        17,027        19,396        19,735
  Income (loss) from continuing
     operations.................      12,484         6,031        (7,655)       (4,001)          832
  Cumulative effect of change in
     accounting principle.......         -0-           -0-       (26,891)          -0-           -0-
  Net income (loss).............      12,484         6,031       (34,546)      (10,217)       (1,681)
  Net income (loss) per common
     share:
     Continuing operations......        1.49           .90         (1.28)         (.72)          .14
     Net income (loss)..........        1.49           .90         (5.76)        (1.83)         (.31)
Financial Position
  Working capital...............      30,127        20,519        15,297        17,932        22,656
  Total assets..................     134,615        97,664        71,729        62,610        66,785
  Long-term debt................       9,766        25,054        12,008         3,228         4,203
  Subordinated debentures.......      22,235           -0-           -0-           -0-           -0-
  Shareholders' equity..........      46,715        17,933         8,795        39,742        49,988

---------------

(A) As of December 31, 1994, the Company reduced by $2,000,000 the valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards.

(B) On October 15, 1993, the Company acquired General Aluminum Mfg. Company in an exchange of shares. The acquisition has been accounted for as a purchase. On June 30, 1992, the Company completed the acquisition of substantially all of the assets of Kay Home Products, Inc. The acquisition has been accounted for as a purchase.

(C) Effective January 1, 1992, the Company adopted the provisions of Financial Accounting Standards Board No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," changing to the accrual method of accounting for these benefits, which resulted in a noncash charge to operations of $26,891,000 as of that date. During 1993, the Company reduced costs and revised its actuarial assumptions to reflect experience. The effect of these changes reduced annual expense from $2,700,000 in 1992 to $1,200,000 in 1993.

(D) This summary should be read in conjunction with the related Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1994 versus 1993

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company ("GAMCO") by issuing 250,000 shares of common stock valued at $3.1 million in exchange for the outstanding shares of GAMCO. Up to an additional 750,000 shares of common stock, currently held in escrow, may be issued if GAMCO achieves certain income levels during the four-year period ending December 31, 1997. The acquisition has been accounted for as a purchase. During 1994, 187,500 common shares were earned under the earn-out provisions and, accordingly, have been included in the computation of earnings per share for 1994.

     Net sales increased by 30% in 1994 compared to 1993. This increase is primarily a result of acquisitions made in 1993. For 1994, the Transportation Group's net sales increased by 42% over the prior year with 15% of the increase attributable to internal sales growth and 85% to acquisitions made in 1993. For the Consumer Products Group, net sales increased by 21% largely as a result of acquisitions made by the Company in the fourth quarter of 1993. The Container Group's net sales increased by 18% primarily due to the acquisition of the Cleveland Container plastic container facility in December, 1993.

     Consolidated gross profit which approximates 17% of net sales in both 1994 and 1993 rose $8.3 million to $33.7 million. Acquisitions made in 1993 accounted for 69% of this increase, while internal growth accounted for 31% primarily in the Transportation Group. The increase in the Transportation Group relates to the increase in net sales.

     Selling, general and administrative costs increased by approximately $3.2 million primarily as a result of the 42% increase in net sales for the period. However, as a percentage of sales, selling, general and administrative expenses declined to 11% from 12% of sales in the corresponding period of the prior period.

     Interest expense increased by 58% to $2.0 million in 1994. This increase is a result of issuing $22.2 million principal amount of 7 1/4% convertible senior subordinated debentures in the second quarter of 1994 and to increased borrowings under the Company's revolving credit arrangements necessitated by higher demands on the Company's working capital to support the increased sales and by increased capital expenditures and other capital asset acquisitions.

     The Federal income tax benefit of $1.8 million in 1994 primarily results from recording a $2.0 million reduction in the valuation allowance on deferred tax assets relating to the minimum anticipated future income tax benefits to be recognized during 1995 from utilization of net operating loss carryforwards. In 1993, the Federal income tax provision of $242 thousand related primarily to certain subsidiaries not consolidated for Federal income tax purposes and, to the alternative minimum tax. At December 31, 1994, the Company had net operating loss carryforwards for tax purposes of $21.6 million available to offset future taxable income. Additional net operating loss carryforwards amounting to $2.5 million relating to a consolidated subsidiary are also available subject to certain limitations. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postretirement benefits. Federal income tax expense for the 1994 period has been reduced by approximately $3.5 million ($1.8 million in 1993) due to the utilization of net operating loss carryforwards.

  1993 versus 1992

     On December 30, 1993, the Company acquired Cleveland Steel Container's
(CSC) plastic container facility located in Cleveland, Ohio in exchange for $2.4 million in cash and assets of the Company's steel container plant in Peotone, Illinois. The acquisition has been accounted for as a purchase.

     Additionally, in 1993, the Company also purchased certain assets and product lines from three companies for a total cost of $4,623,000, including the issuance of 18,000 common shares for $193,500.

     On June 30, 1992, the Company acquired substantially all of the assets of KHP in consideration of the assumption of certain of the liabilities of KHP and an initial issuance of 850,000 shares of common stock valued at $3.8 million. As of June 30, 1994, Kay Home Products, Inc. had met the earn-out provisions as specified in the Agreement of Purchase and Sale dated as of February 25, 1992. Accordingly, the Company issued 1,150,000 of its common shares valued at $12.1 million which represents purchase price in excess of net assets acquired.

     Net sales for 1993, increased by 23% primarily as a result of increased sales in the Transportation Group and the inclusion of Kay Home Products (KHP) net sales for the entire year. In 1993, Transportation's net sales increased $12.1 million, a 20% increase as a result of internal growth and acquisitions. Internal growth accounted for a $3.4 million increase while acquisitions accounted for a $8.7 million increase. KHP recorded increased sales of $14.0 million in 1993. For 1992, KHP's net sales amounted to $7.9 million as sales were included in the consolidated results of operations only since June 30, 1992, the date of acquisition.

     Consolidated gross margins in 1993 increased to 17% from 14% in 1992. This increase is due to dramatically improved margins in the Transportation Group and to the inclusion of KHP for the entire year. In 1993, the Transportation Group's gross margin increased to 19% from 14%. This improvement resulted from increased production efficiencies through a lowering of costs and to a more selective customer order process yielding greater returns per sales dollar. Particular improvement occurred at Park Drop Forge where the gross margin increased to 13% from a negative gross margin in 1992 of 5%. KHP's gross margin in 1993 was 23% compared to 12% in 1992. This increase is a result of including the operations of KHP in the consolidated results of operations for the entire year; whereas in 1992 only the last six months of operations were included which are traditionally at a much lower margin than the first six months.

     Although net sales increased by 23% for the year, selling, general, and administrative costs declined by $4.5 million or 20% and represent 12% of sales in 1993 versus 19% in 1992. The decline in costs is caused by significant cost reduction and containment programs in 1993 and to certain nonrecurring costs that occurred in 1992. In 1992, selling, general and administrative expenses included costs associated with the settlement of labor issues at the Company's Ohio Crankshaft and Castle Rubber facilities; costs to settle two civil actions alleging violations of federal antitrust laws at the Company's Bennett Industries' unit; loan fees; and certain costs associated with the purchase of KHP and Fein Plastic Container Corp.

     Interest expense for the year increased by $485 thousand resulting from higher levels of borrowings under the Company's revolving credit for working capital purposes and to the inclusion of the Company's term notes for Bennett and KHP for the entire year. For 1992, the term notes were outstanding for only a portion of the year.

     Effective January 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes". Because the Company has exper-ienced net operating losses in recent years, the adoption of this statement had no effect on the Company's consolidated financial position or results of operations.

     The Federal income tax provision of $242 thousand in 1993 and $137 thousand in 1992 relates primarily to certain subsidiaries not consolidated for Federal income tax purposes and, in 1993, to the alternative minimum tax due as a result of utilizing available net operating loss carryforwards. At December 31, 1993, the Company had a net operating loss carryforward for tax purposes of $30.9 million available to offset future taxable income. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postemployment benefits. Federal income tax expense for the year has been reduced by approximately $1.8 million due to the utilization of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

     The ratio of current assets to current liabilities was 2.13 at December 31, 1994, compared to 1.79 at December 31, 1993 and 1.72 at December 31, 1992. Working capital increased by $9.6 million to $30.1 million at December 31, 1994, primarily as a result of increases in accounts receivables and inventories needed to fuel the 30% growth in the Company's businesses in 1994.

     On October 27, 1994, the Company entered into a Credit Agreement with three banks that provides $50 million in unsecured credit to be used for working capital purposes and acquisitions. At December 31, 1994, the Company had $7.0 million outstanding under the working capital portion of this facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet cash requirements for 1995, including estimated capital expenditures of $8 million. The Company's growth during the three year period ended December 31, 1994, has largely been fueled by acquisitions. In the event additional capital resources are needed for other opportunities in 1995, the Company believes adequate financing is either in place or would be available.

     On October 26, 1994, the company announced an agreement in principle to acquire RB&W Corporation (RB&W) of Cleveland, Ohio. In accordance with the Amended and Restated Plan and Agreement of Merger dated February 6, 1995, each share of RB&W common stock outstanding will be converted into a right to receive $4.45 in cash plus 0.33394 of a share of the Company's common stock for a total value of approximately $60.6 million. The Company's existing credit arrangement with a group of banks is sufficient to fund this acquisition. However, the Company is currently in negotiations with its bank group to extend its borrowing availability to $100 million from the $50 million presently in place. The proceeds from this new facility will be more than adequate to finance the aforementioned transaction, in addition to paying off RB&W's current debt and still providing the Company with adequate financing resources to fund its operations.

     Cash and cash equivalents increased by approximately $2.0 million since December 31, 1993. During 1994, the Company generated $9.0 million from operations, borrowed $11.4 million under revolving credit arrangements with a bank group and sold $20.9 million, net of financing costs, of 7 1/4% convertible senior subordinated debentures and $4.2 million of common stock. The combined proceeds were used to fund capital expenditures of $11.8 million, acquire a new product line for $2.1 million, acquire other capital assets of $2.9 million and retire $26.7 million of bank indebtedness under revolving credit and term loan arrangements.

     For 1993, the Company financed its cash outflows from cash generated from operations and bank borrowings. For the year, the Company generated $4.9 million from operations, and borrowed $9.9 million from its revolving credit with a bank. These funds were used primarily to finance purchases of property, plant and equipment of $5.0 million, fund acquisitions of $6.9 million and to repay bank borrowings of $2.1 million.

     For 1992, the Company financed its cash outflows from cash generated from operations, bank borrowings, a sale and leaseback of certain assets and a draw on existing cash balances. For 1992, $2.4 million was generated from operations, $6.0 million from bank borrowings and $1.4 million from a sale and leaseback transaction. These sources, along with $3.0 million in cash, funded $6.1 million in plant and equipment, $2.1 million in acquisitions and $4.5 million to reduce long-term obligations.

     Long-term debt represented 41% of the Company's capital at December 31, 1994, and 58% at December 31, 1993 and 1992.

IMPACT OF INFLATION

     In 1994, the Company experienced significant inflation in the cost of raw materials used in the production of plastic containers and aluminum permanent mold castings. To the extent permitted by competition, the Company passes on increased costs by increasing sales prices over time. The Company generally uses the LIFO method of accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the distortion in reported results of operations due to increasing costs. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

OTHER

     Governmental agencies have identified several disposal sites for clean-up under Superfund and similar laws to which the Company has been named a Potential Responsible Party (PRP). The Company is participating in the cost of certain clean-up efforts. However, the Company's share of such costs has not been material and is not expected to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                                     PAGE
                                                                                  -----------
Report of Independent Auditors..................................................      11
Financial Statements:
     Consolidated balance sheets -- December 31, 1994 and 1993..................      12
     Consolidated statements of operations -- Years ended December 31, 1994,
      1993 and 1992.............................................................      13
     Consolidated statements of shareholders' equity -- Years ended December 31,
      1994, 1993 and 1992.......................................................      14
     Consolidated statements of cash flows -- Years ended December 31, 1994,
      1993 and 1992.............................................................      15
     Notes to consolidated financial statements.................................     16-25
Supplementary Financial Data:
     Selected quarterly financial data (unaudited) -- Years ended December 31,
      1994 and 1993.............................................................      26

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have audited the consolidated financial statements and schedule of Park-Ohio Industries, Inc. and subsidiaries listed in the index at Item 14(a)(1) and (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note I to the consolidated financial statements, effective January 1, 1992 the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                                            /s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 22, 1995


                          CONSOLIDATED BALANCE SHEETS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            DECEMBER 31
                                                                       ---------------------
                                                                         1994         1993
                                                                       --------     --------
                                                                          (IN THOUSANDS)
ASSETS

Current Assets
  Cash and cash equivalents..........................................  $  2,172     $    133
  Accounts receivable, less allowances for doubtful accounts of
     $394,000 in 1994 and $351,000 in 1993...........................    27,165       25,345
  Inventories........................................................    25,651       19,450
  Prepaid expenses...................................................     1,845        1,570
                                                                       --------     --------
          Total Current Assets.......................................    56,833       46,498
Property, Plant and Equipment
  Land and land improvements.........................................     2,925        2,617
  Buildings..........................................................    24,096       23,040
  Machinery and equipment............................................    84,860       75,105
                                                                       --------     --------
                                                                        111,881      100,762
  Less accumulated depreciation......................................    61,246       58,102
                                                                       --------     --------
                                                                         50,635       42,660
Excess Purchase Price Over Net Assets Acquired, net..................    16,727        3,989
Other Assets.........................................................    10,420        4,517
                                                                       --------     --------
                                                                       $134,615     $ 97,664
                                                                       =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable.............................................  $ 15,353     $ 13,233
  Accrued expenses...................................................     8,884        8,431
  Current portion of long-term liabilities...........................     2,469        4,315
                                                                       --------     --------
          Total Current Liabilities..................................    26,706       25,979
Long-Term Liabilities, less current portion
  Long-term debt.....................................................     9,513       22,770
  Other postretirement benefits......................................    27,800       29,124
  Other..............................................................     1,646        1,858
                                                                       --------     --------
                                                                         38,959       53,752
Convertible Senior Subordinated Debentures...........................    22,235          -0-
Shareholders' Equity
  Capital stock, par value $1 a share
     Serial preferred stock:
       Authorized -- 632,470 shares; Issued -- none..................       -0-          -0-
     Common stock:
       Authorized -- 20,000,000 shares
          Issued and outstanding -- 8,191,810 shares in 1994 and
        6,771,491 in 1993............................................     8,192        6,771
  Additional paid-in capital.........................................    26,189       11,312
  Retained earnings (deficit)........................................    12,334         (150)
                                                                       --------     --------
                                                                         46,715       17,933
                                                                       --------     --------
                                                                       $134,615     $ 97,664
                                                                       =========    =========

See notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                               YEAR ENDED DECEMBER 31
                                                        -------------------------------------
                                                          1994          1993          1992
                                                        ---------     ---------     ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................................  $ 191,527     $ 147,168     $ 119,839
Costs and expenses:
  Cost of products sold...............................    157,862       121,799       102,812
  Selling, general and administrative expenses........     21,049        17,854        22,337
  Business restructuring costs........................        -0-           -0-         1,451
  Interest expense....................................      1,958         1,242           757
                                                        ---------     ---------     ---------
                                                          180,869       140,895       127,357
                                                        ---------     ---------     ---------
          Income (Loss) before Federal Income Taxes
            and before Cumulative Effect of Change in
            Accounting Principle......................     10,658         6,273        (7,518)

Federal income tax (benefit)..........................     (1,826)          242           137
                                                        ---------     ---------     ---------
          Income (Loss) before Cumulative Effect of
            Change in Accounting Principle............     12,484         6,031        (7,655)
Cumulative effect of change in accounting principle...        -0-           -0-       (26,891)
                                                        ---------     ---------     ---------
          Net Income (Loss)...........................  $  12,484     $   6,031     $ (34,546)
                                                        =========     =========     =========
Net income (loss) per common share:
  Before cumulative effect of change in accounting
     principle........................................  $    1.49     $     .90     $   (1.28)
  Cumulative effect of change in accounting
     principle........................................        -0-           -0-         (4.48)
                                                        ---------     ---------     ---------
                                                        $    1.49     $     .90     $   (5.76)
                                                        =========     =========     =========
Common shares used in the computation.................      8,092         6,642         6,007
Preferred dividends per share.........................  $     -0-     $     .75     $     .75

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     CUMULATIVE
                                     CONVERTIBLE                ADDITIONAL     RETAINED
                                      PREFERRED      COMMON      PAID-IN       EARNINGS
                                        STOCK        STOCK       CAPITAL       (DEFICIT)     TOTAL
                                     -----------     ------     ----------     --------     --------
                                                             (IN THOUSANDS)
Balance at January 1, 1992.........     $  38        $5,605      $  5,679      $ 28,420     $ 39,742
Net loss...........................                                             (34,546)     (34,546)
Conversion of 1,170 preferred
  shares into 2,340 common
  shares...........................        (1)           2             (1)                       -0-
Acquisition of Kay Home Products,
  Inc..............................                    850          2,777                      3,627
Preferred stock cash dividends.....                                                 (28)         (28)
                                     -----------     ------     ----------     --------     --------
Balance at December 31, 1992.......        37        6,457          8,455        (6,154)       8,795
Net income.........................                                               6,031        6,031
Conversion of 24,667 preferred
  shares into 49,334 common
  shares...........................       (24)          48            (24)                       -0-
Redemption of preferred shares.....       (13)                       (178)                      (191)
Acquisitions of General Aluminum
  Mfg. Company and Gilchrist Kustom
  Molders, Inc.....................                    264          3,052                      3,316
Preferred stock cash dividends.....                                                 (27)         (27)
Issuance of common shares upon
  exercise of stock options........                      2              7                          9
                                     -----------     ------     ----------     --------     --------
Balance at December 31, 1993.......       -0-        6,771         11,312          (150)      17,933
Net income.........................                                              12,484       12,484
Issuance of Kay Home Products
  earn-out shares..................                  1,150         10,925                     12,075
Sale of common stock...............                    271          3,952                      4,223
                                     -----------     ------     ----------     --------     --------
Balance at December 31, 1994.......     $ -0-        $8,192      $ 26,189      $ 12,334     $ 46,715
                                     ===========     =========  ==========     =========    =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31
                                                             -------------------------------
                                                              1994        1993        1992
                                                             -------     -------     -------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Income (loss) before cumulative effect of change in
     accounting principle..................................  $12,484     $ 6,031     $(7,655)
  Adjustments to reconcile income (loss) to net cash
     provided:
       Depreciation........................................    5,888       4,936       4,423
       Tax benefit resulting from reduction of valuation
          allowance on deferred tax assets.................   (2,000)        -0-         -0-
       Business restructuring costs........................      -0-         -0-       1,451
  Changes in other operating assets and liabilities........   (1,622)     (1,575)     (1,200)
  Changes in current assets and liabilities:
       Accounts receivable.................................   (1,820)     (2,485)        985
       Inventories and prepaid expenses....................   (6,476)       (653)      2,655
       Accounts payable and accrued expenses...............    2,573      (1,343)      1,705
                                                             -------     -------     -------
            Net Cash Provided by Operating Activities......    9,027       4,911       2,364
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net..........  (11,749)     (4,992)     (6,091)
  Costs of acquisitions....................................   (2,114)     (6,886)     (2,137)
  Other....................................................   (2,909)       (548)        -0-
                                                             -------     -------     -------
            Net Cash Used by Investing Activities..........  (16,772)    (12,426)     (8,228)
FINANCING ACTIVITIES
  Proceeds from bank arrangements..........................   11,350       9,900       6,000
  Payments on bank borrowings..............................  (26,661)     (2,148)     (4,469)
  Proceeds from convertible senior subordinated debentures,
     net...................................................   20,872         -0-         -0-
  Issuance of common stock.................................    4,223         -0-         -0-
  Other....................................................      -0-        (218)      1,334
                                                             -------     -------     -------
          Net Cash Provided by Financing Activities........    9,784       7,534       2,865
                                                             -------     -------     -------
          Increase (Decrease) in Cash and Cash
            Equivalents....................................    2,039          19      (2,999)
            Cash and Cash Equivalents at Beginning of
               Year........................................      133         114       3,113
                                                             -------     -------     -------
               Cash and Cash Equivalents at End of Year....  $ 2,172     $   133     $   114
                                                             ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (principally the last-in, first-out method) or market value. If the first-in, firstout method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $7,144,000 and $6,132,000 higher than reported at December 31, 1994 and 1993, respectively.

  Major Classes of Inventories

                                                         DECEMBER 31
                                                     -------------------
                                                      1994        1993
                                                     -------     -------
                                                       (IN THOUSANDS)
In-process and finished goods....................    $14,496     $10,189
Raw materials and supplies.......................     11,155       9,261
                                                     -------     -------
                                                     $25,651     $19,450
                                                     ========    ========

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets.

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note B) over twenty-five years using the straight-line method. Management periodically evaluates for possible impairment the current value of these intangibles through cash flow and income analyses of the acquired businesses.

     Pensions: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. For the defined benefit plans, benefits are based on the employee's years of service and the Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

     Income Taxes: Effective January 1, 1993, the Company began accounting for income taxes under the liability method by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the current enacted tax rates. The adoption of FASB No. 109 had no effect on the Company's financial position or results of operations as net deferred tax assets as of January 1, 1993 were not recognized due to the Company's net operating loss carryforwards.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Net Income (Loss) Per Common Share: Net income (loss) per common share is based on the average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions.

     Reclassifications: Certain prior year amounts have been reclassified to conform to the 1994 presentation.

NOTE B -- ACQUISITIONS

     On June 30, 1992, the Company acquired substantially all of the assets of Kay Home Products, Inc. ("KHP") in consideration of the assumption of certain of the liabilities of KHP and an initial issuance of 850,000 shares of common stock valued at $3,825,000. An additional 1,150,000 shares of common stock valued at $12,075,000, which represents purchase price in excess of net assets acquired, were issued in September, 1994 as a result of KHP achieving certain income levels for the two-year period ended June 30, 1994 as specified in the purchase agreement. The acquisition has been accounted for as a purchase.

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company (GAMCO) from Mr. Crawford, the owner of GAMCO and the Chairman of the Company, by issuing 250,000 shares of its common stock valued at $3,127,000, in exchange for the outstanding shares of GAMCO. Up to an additional 750,000 shares of common stock may be issued if GAMCO achieves certain income levels during the four-year period ending December 31, 1997. Throughout 1994, 187,500 of the 750,000 shares were included in the earnings per share calculation as it appeared likely such shares would be issued pursuant to this agreement. The acquisition has been accounted for as a purchase. GAMCO is headquartered in Conneaut, Ohio and produces and machines aluminum permanent mold castings for the transportation industry.

     On December 30, 1993, the Company acquired Cleveland Steel Container's
(CSC) plastic container facility for $2.4 million in cash and assets of the Company's steel container plant. The acquisition has been accounted for as a purchase. Cleveland Container manufactures plastic containers for the food products, industrial coatings and building products industry.

     The following is the current value of the net assets acquired of GAMCO and CSC as of their respective dates of acquisition:

                                                           GAMCO        CSC
                                                          -------     -------
                                                            (IN THOUSANDS)
Cash..................................................    $    55
Accounts receivable...................................      3,271
Inventories...........................................      1,599     $   792
Property, plant and equipment.........................      6,438       3,468
Other assets and intangibles..........................      1,021       1,239
Trade accounts payable................................     (3,481)
Accrued expenses......................................     (1,186)
Current portion of long-term liabilities..............     (3,445)
Long-term liabilities.................................     (1,145)
                                                          -------     -------
          Total cost of acquisition...................    $ 3,127     $ 5,499
                                                          ========    ========

     The following unaudited pro forma results of operations for 1993 assume the acquisitions of GAMCO and CSC occurred on January 1, 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                                         (IN THOUSANDS)
Net sales............................................................       $163,121
Gross profit.........................................................         28,116
Net income...........................................................          7,927
Net income per common share..........................................          $1.15

     In 1994, the Company purchased certain assets and a product line from a company for a total cost of $2,114,000. In 1993, the Company also purchased certain assets and product lines from three companies for a total cost of $4,623,000, which includes the issuance of 18,000 common shares valued at $193,500. In 1992, the Company also purchased certain assets from a company for $1,575,000 in cash. The operations of these businesses prior to the dates of acquisition were not material to the Company.

NOTE C -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                          (IN THOUSANDS)
Self-insured liabilities.............................................    $1,023     $1,325
Warranty and installation accruals...................................     2,000      1,320
Accrued payroll and payroll-related items............................     1,663      1,195
State and local taxes................................................       705        652
Advance billings.....................................................       755        211
Sundry...............................................................     2,738      3,728
                                                                         ------     ------
          Totals.....................................................    $8,884     $8,431
                                                                         =======    =======

NOTE D -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                             DECEMBER 31
                                                                         -------------------
                                                                          1994        1993
                                                                         -------     -------
                                                                           (IN THOUSANDS)
Revolving credit at prime (8 1/2% at December 31, 1994) maturing on
  September 30, 1997.................................................    $ 7,000     $13,550
Industrial Revenue Bond, Boaz, Alabama, 9.25%, due through 2000......      1,400       1,500
GAMCO, payable in monthly installments through November 1, 2003,
  interest at 3%.....................................................        781         858
GAMCO, payable in monthly installments through June 1, 1996..........        107         134
Miscellaneous loans refinanced in 1994...............................        -0-       8,530
Other................................................................        478         482
                                                                         -------     -------
                                                                           9,766      25,054
Less current maturities..............................................        253       2,284
                                                                         -------     -------
          Totals.....................................................    $ 9,513     $22,770
                                                                         ========    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Maturities of long-term debt during each of the five years following December 31, 1994 are approximately $253,000 in 1995, $280,000 in 1996,
$7,307,000 in 1997, $302,000 in 1998 and $501,000 in 1999.

     During 1994, the Company entered into a new revolving credit agreement with a group of banks under which it may borrow up to $50,000,000 on an unsecured basis. Interest is payable quarterly at the prime lending rate or at the Company's election, a percentage over LIBOR which fluctuates based on specific financial ratios. All of the Company's borrowings under this agreement at December 31, 1994 were at the prime rate (8 1/2%). The credit agreement expires on September 30, 1997 and includes provisions for two one-year renewal periods. This agreement replaced previous revolving credit agreements of the Company and GAMCO of $22,000,000 and $3,900,000, respectively.

     Within the revolver, $2,500,000 in standby letters of credit and $500,000 of commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 1% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1994, in addition to amounts borrowed under the revolver, there is $1,800,000 outstanding primarily for standby letters of credit. A fee of 1/4% is imposed by the bank on the unused portion of available borrowings.

     The credit agreement contains limitations on borrowings, investments, lease rentals, capital expenditures and acquisitions or mergers, and requires maintenance of specific financial ratios and a minimum net worth.

     During 1994, the Company sold $22,235,000 of its 7 1/4% convertible senior subordinated debentures and $4,200,000 of its common stock at $15.75 a share. The debentures are convertible into shares of the Company's common stock at a price of $19.32 per share or a rate of 51.76 shares per $1,000 principal amount of debentures and are subordinated to all senior indebtedness of the Company. Interest is payable semiannually.

NOTE E -- FEDERAL INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Postretirement benefit obligation..................................    $ 10,047     $ 10,500
  Net operating loss carryforwards...................................       7,258       10,530
  Other -- net.......................................................       1,410        1,680
                                                                         --------     --------
     Total deferred tax assets.......................................      18,715       22,710
Deferred tax liabilities:
  Tax over book depreciation.........................................       4,572        5,200
  Pension............................................................       1,071          770
                                                                         --------     --------
     Total deferred tax liabilities..................................       5,643        5,970
                                                                         --------     --------
Net deferred tax assets..............................................      13,072       16,740
Valuation allowance for deferred tax assets..........................     (11,072)     (16,740)
                                                                         --------     --------
     Net deferred tax assets.........................................    $  2,000     $    -0-
                                                                         ========     ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     As of December 31, 1994, the Company reduced by $2,000,000 the valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards.

     The reasons for the difference between Federal income tax (benefit) and the amount computed by applying the statutory Federal income tax rate to income
(loss) before Federal income taxes and before cumulative effect of change in accounting principle are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                1994        1993        1992
                                                               -------     -------     -------
                                                                       (IN THOUSANDS)
Computed statutory amount..................................    $ 3,643     $ 2,051     $(2,556)
Tax effect of losses for which no tax benefits are
  available................................................        -0-         -0-       2,693
Utilization of net operating loss carryforwards............     (3,469)     (1,809)        -0-
Reduction in valuation allowance for deferred tax assets...     (2,000)        -0-         -0-
                                                               -------     -------     -------
          Federal income tax (benefit).....................    $(1,826)    $   242     $   137
                                                               ========    ========    ========

     At December 31, 1994, the Company had net operating loss carryforwards for tax purposes of approximately $21,600,000 available to offset future taxable income which expire in 2001 to 2007. Additionally, a subsidiary of the Company has net operating loss carryforwards totalling $2,546,000, subject to certain limitations, which expire in 2001 to 2007.

NOTE F -- SHAREHOLDERS' EQUITY

     On December 3, 1993, the Company redeemed all the outstanding $.75 Cumulative Convertible Preferred Stock at $15.00 a share plus accrued dividends.

     Effective February 16, 1992, no new grants will be issued under the Company's 1982 Incentive Stock Option Plan. At December 31, 1994 and 1993, no options were outstanding and exercisable under the Plan. During 1993, 1,500 options under this Plan were exercised at $6.06 a share. No options were exercised during 1992.

     Under the provisions of the Company's 1992 Stock Option Plan, incentive stock options or non-statutory options to purchase 350,000 shares of the Company's stock may be granted to officers and other key employees at the market price on the respective date of grant. The option rights are exercisable only if and after the employee shall have remained in the employ of the Company for one year from the date the option is granted. At December 31, 1994, there were a total of 321,000 options outstanding under the Plan. 200,000 of such options become 100% exercisable after two years from the date of grant at an option price of $5.125 a share and terminate five years from the option date; 121,000 of such options become 100% exercisable after three years from the date of grant at option prices ranging from $9.125 -- $13.50 a share and terminate ten years from the option date. During 1994, 1,000 options under this Plan were exercised at $9.125 a share. At December 31, 1994, there were 228,667 options exercisable at $5.125 -- $13.50 a share.

NOTE G -- LEGAL PROCEEDINGS

     During 1994, Tocco, Inc., a wholly-owned subsidiary of the Company, settled a civil action for personal injury entitled the William B. Fleenor matter. The settlement had no effect on the Company's consolidated financial position or its results of operations as substantially all settlement payments were funded by the Company's product liability insurance carriers.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The Company becomes involved in litigation arising out of its normal business activities. In the opinion of management, the Company's liability, if any, under any pending litigation would not have a material effect on its financial position or results of operations.

NOTE H -- PENSIONS

     A summary of the components of net periodic pension credit for the defined benefit plans and the total contributions charged to pension expense for the defined contribution plans is as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                1994        1993        1992
                                                               -------     -------     -------
                                                                       (IN THOUSANDS)
Defined benefit plans:
     Service cost..........................................    $   128     $   175     $   247
     Interest cost.........................................      1,558       1,718       1,610
     Actual return on assets...............................         90      (2,197)     (2,017)
     Net amortization and deferral.........................     (2,242)        (61)       (337)
                                                               -------     -------     -------
     Net periodic pension credit of defined benefit
       plans...............................................       (466)       (365)       (497)
Defined contribution plans.................................        773         882       1,581
                                                               -------     -------     -------
          Total pension expense............................    $   307     $   517     $ 1,084
                                                               ========    ========    ========

     Assumptions used in the accounting for the defined benefit pension plans were as follows:

                                                                      DECEMBER 31
                                                               --------------------------
                                                                  1994           1993
                                                               -----------    -----------
Weighted average discount rate.............................       8.5%           7.5%
Expected long-term rate of return on assets................        9.5            8.5

     The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993 for the Company's defined benefit pension plans.

                                                                   DECEMBER 31
                                                               -------------------
                                                                1994        1993
                                                               -------     -------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
     Vested benefit obligation.............................    $18,211     $21,431
                                                               ========    ========
Plan assets at fair value..................................    $21,772     $25,789
Accumulated and projected benefit obligation...............     19,108      22,701
                                                               -------     -------
Plan assets in excess of projected benefit obligation......      2,664       3,088
Unrecognized net gain......................................       (274)       (905)
Unrecognized prior service cost............................      1,383       1,496
Unrecognized net asset at January 1, 1987
  net of amortization......................................       (345)       (778)
                                                               -------     -------
Net pension asset included in other assets.................    $ 3,428     $ 2,901
                                                               ========    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The plans' assets at December 31, 1994 and 1993 are invested in listed stocks, bonds and unallocated insurance contracts.

NOTE I -- OTHER POSTRETIREMENT BENEFITS

     The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees. Employees may become eligible for benefits if they qualify for retirement while working for the Company.

     Effective January 1, 1992, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of these benefits be recognized in the financial statements on the accrual basis. Accordingly, the Company recorded a charge of $26,891,000 or $4.59 a share as the cumulative effect of the accounting change.

     During 1993, the Company reduced costs and revised its actuarial assumptions to reflect actual estimates of experience. The effect of these changes reduced the actuarial present value of accumulated plan benefits from $31,729,000 at January 1, 1993 to $20,737,000 at December 31, 1993.

     Cost reduction efforts included adjusting subsidies for certain personnel, restructuring the distribution of benefits for salaried retirees and implementation of a new prescription drug plan. Changes in actuarial assumptions included revisions in estimates to reflect actual plan experience and mortality.

     The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993:

                                                                   DECEMBER 31
                                                               -------------------
                                                                1994        1993
                                                               -------     -------
                                                                 (IN THOUSANDS)
Accumulated postretirement benefit obligation
     Retirees..............................................    $16,495     $19,812
     Fully eligible active plan participants...............        218         150
     Other active plan participants........................        818         775
                                                               -------     -------
          Accumulated Postretirement Benefit Obligations...     17,531      20,737
     Unrecognized net gain.................................     12,146      10,137
                                                               -------     -------
          Recorded Postretirement Benefit Obligations......    $29,677     $30,874
                                                               ========    ========

     Net periodic benefit cost includes the following components for the years ended December 31, 1994, 1993 and 1992:

                                                                  YEAR ENDED DECEMBER 31
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
Service cost...............................................    $   58     $   56     $  162
Interest cost..............................................     1,476      1,744      2,565
Net amortization and deferral..............................      (620)      (611)       -0-
                                                               ------     ------     ------

Net Periodic Postretirement Benefit Cost...................    $  914     $1,189     $2,727
                                                               =======    =======    =======

     The accumulated postretirement benefit obligation was determined using an assumed discount rate of 8.5%, 7.5% and 8.5% for 1994, 1993 and 1992, respectively. The assumed annual health care trend rate for retirees younger than 65 was 10% in 1994 (11% in 1993 and

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

14.5% in 1992) decreasing to 6.0% in 2004. The assumed annual health care trend rate for retirees aged 65 and over will decrease to 5.5% in 2004. A 1% change in the trend rate would increase the APBO by 6.6% and annual expense by 12%.

NOTE J -- LEASES

     Rental expense for 1994, 1993 and 1992 was $2,348,000, $2,008,000 and
$1,531,000, respectively. Future minimum lease commitments during each of the five years following December 31, 1994 are as follows: $1,647,000 in 1995, $1,278,000 in 1996, $967,000 in 1997, $440,000 in 1998 and $266,000 in 1999.

NOTE K -- INDUSTRY SEGMENTS

     The Company operates in three principal industry groups: Container Products, Transportation and Consumer Products. The Container Products Group includes the manufacture of plastic containers for the food, industrial coatings and building products industries. The Transportation Group manufactures industrial products for the airline, automotive, locomotive and trucking industries and includes forged and machined products, induction heating systems, permanent mold castings and industrial rubber products. Forged and machined products include the production, machining and finishing of closed die forgings produced by the Company and others. Induction heating systems include the engineering and manufacturing of induction heating machinery used for a variety of purposes such as surface hardening, brazing, soldering, melting, and welding. Permanent mold castings include the production and machining of permanent mold aluminum parts. Industrial rubber products include custom made molded and lathe cut goods and items requiring rubber-to-metal bonding. The Consumer Products Group manufactures and distributes molded plastic and metal indoor and outdoor products for the housewares industry.

     The Company's sales are made through its own sales organization, distributors and representatives. There are generally no sales of products between the various industry segments. Operating income (loss) is total revenue less operating expenses, excluding interest and unallocated income and expense
(net). Identifiable assets by industry segment include assets directly identified with those operations.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Corporate assets generally consist of cash and cash equivalents, and other investments.

                                                                YEAR ENDED DECEMBER 31
                                                          ----------------------------------
                                                            1994         1993         1992
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
Net Sales
     Container products group.........................    $ 62,311     $ 52,696     $ 52,649
     Transportation group.............................     101,427       71,332       59,250
     Consumer products group..........................      27,789       23,140        7,940
                                                          --------     --------     --------
          Net Sales...................................    $191,527     $147,168     $119,839
                                                          =========    =========    =========
Operating Income (Loss)
     Container products group.........................    $  4,463     $  2,903     $  2,214
     Transportation group (includes restructuring
       costs of $1,451 in 1992).......................       7,537        3,533       (4,531)
     Consumer products group..........................       3,251        3,209         (287)
                                                          --------     --------     --------
          Operating Income (Loss).....................      15,251        9,645       (2,604)
Corporate costs.......................................      (2,635)      (2,130)      (4,157)
Interest expense......................................      (1,958)      (1,242)        (757)
                                                          --------     --------     --------

Income (Loss) before Federal Income Tax...............    $ 10,658     $  6,273     $ (7,518)
                                                          =========    =========    =========
Identifiable Assets
     Container products group.........................    $ 33,570     $ 23,420     $ 22,158
     Transportation group.............................      58,433       54,145       35,713
     Consumer products group..........................      32,418       19,195       13,554
     General corporate................................      10,194          904          304
                                                          --------     --------     --------
          Total Assets................................    $134,615     $ 97,664     $ 71,729
                                                          =========    =========    =========
Depreciation Expense
     Container products group.........................    $  2,675     $  2,309     $  2,245
     Transportation group.............................       2,563        1,990        1,856
     Consumer products group..........................         650          637          322
                                                          --------     --------     --------
          Total Depreciation Expense..................    $  5,888     $  4,936     $  4,423
                                                          =========    =========    =========
Capital Expenditures
     Container products group.........................    $  8,022     $  1,820     $  6,224
     Transportation group.............................       3,966          652        1,134
     Consumer products group..........................         208        2,666          139
                                                          --------     --------     --------
          Total Capital Expenditures..................    $ 12,196     $  5,138     $  7,497
                                                          =========    =========    =========

     In 1994, the Company's Transportation Group had sales of $28,000,000 (14.6% of consolidated net sales) to Ford Motor Company.

NOTE L -- SUBSEQUENT EVENTS-UNAUDITED

     On March 7, 1995, the shareholders of the Company and RB&W Corporation (RB&W) approved the issuance of up to 2,250,000 ($13.125 per share market value as of March 7, 1995) of the Company's common shares for the purpose of acquiring all of the shares of RB&W in exchange for cash of $29,969,000 ($4.45 per share) and the newly issued shares. The transaction, which is expected to be consummated on or about March 31, 1995, will be accounted for as a purchase. RB&W is headquartered in Cleveland, Ohio and operates in two business segments: manufacturing and distribution. Manufacturing operations comprise the manufacture of cold formed products, a significant portion of which are sold to the transportation industry. The principal business of RB&W's distribution segment is the distribution of various products

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES associated with the fastener industry, primarily components to original equipment manufacturers.

     The following is the estimated value of the net assets of RB&W as of December 31, 1994:

                                                                         (IN THOUSANDS)
Cash.................................................................       $  4,430
Accounts receivable..................................................         25,353
Inventories..........................................................         34,392
Property, plant and equipment........................................          5,848
Excess purchase price over net assets acquired.......................         35,423
Other assets.........................................................         16,377
Notes payable........................................................        (26,102)
Trade accounts payable...............................................        (16,750)
Accrued expenses.....................................................         (7,580)
Long-term liabilities................................................        (10,807)
                                                                         --------------
          Total estimated cost of acquisition........................       $ 60,584
                                                                         ===============

     The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                            1994          1993
                                                          ---------     ---------
                                                              (IN THOUSANDS)
Net sales.............................................    $ 359,819     $ 323,771
Gross profit..........................................       56,119        47,864
Net income............................................       12,894         3,308
Net income per common share...........................    $    1.21     $     .37

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTER ENDED
                                               ---------------------------------------------------
                    1994                       MARCH 31       JUNE 30      SEPT. 30       DEC. 31
--------------------------------------------   ---------     ---------     ---------     ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................   $  52,288     $  49,394     $  44,183     $  45,662
Gross profit................................       9,538         8,576         6,811         8,740
Net income..................................   $   3,138     $   3,273     $   1,640     $   4,433
                                               =========     =========     =========     =========
Net income per common share.................   $    0.40     $    0.39     $    0.17     $    0.52
                                               =========     =========     =========     =========

                                                                  QUARTER ENDED
                                               ---------------------------------------------------
                    1993                       MARCH 31       JUNE 30      SEPT. 30       DEC. 31
--------------------------------------------   ---------     ---------     ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................   $  36,841     $  37,846     $  30,974     $  41,507
Gross profit................................       7,157         6,403         5,017         6,993
Net income..................................   $   1,826     $   1,768     $     528     $   1,908
                                               =========     =========     =========     =========
Net income per common share.................   $    0.28     $    0.27     $    0.08     $    0.27
                                               =========     =========     =========     =========

Note A - On October 15, 1993, the Company acquired General Aluminum Mfg. Company
         (GAMCO) in an exchange of shares which was accounted for as a purchase. Accordingly, operations of GAMCO are included in the results of operations since that date.

Note B - In the fourth quarter of 1994, the Company reduced by $2,000,000 the valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1994.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in "Election of Directors" on page 2 of Park-Ohio's Proxy Statement, dated April 17, 1995, is incorporated herein by reference. Information relating to executive officers of Park-Ohio is contained under Part I of this Annual Report on Form 10-K.

     Information required by Item 405 of Regulation S-K contained under the heading "Beneficial Ownership of Shares" on pages 4 and 5 of Park-Ohio's Proxy Statement, dated April 17, 1995, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information relating to executive compensation contained under the headings "Certain Matters Pertaining to the Board of Directors" on pages 5 and 6, "Executive Compensation" on pages 6 and 7, and "Information Concerning Executive Officers - Executive Agreements" on page 10, of Park-Ohio's Proxy Statement, dated April 17, 1995, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Beneficial Ownership of Shares" on pages 4 and 5 of Park-Ohio's Proxy Statement, dated April 17, 1995, relating to the beneficial ownership of Park-Ohio's Common Stock is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning related transactions contained under the heading "Information Concerning Executive Officers - Related Transactions" on page 10 of Park-Ohio's Proxy Statement, dated April 17, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following financial statements are included in Part II, Item 8:

                                                                                       PAGE
                                                                                    ----------
                                                                                          11
            Report of Independent Auditors.........................................

            Financial Statements

                                                                                          12
                Consolidated balance sheets -- December 31, 1994 and 1993..........

                                                                                          13
                Consolidated statements of operations -- years ended December 31,
                1994, 1993 and 1992................................................

                                                                                          14
                Consolidated statements of shareholders' equity -- years ended
                December 31, 1994, 1993 and 1992...................................

                                                                                          15
                Consolidated statements of cash flows -- years ended December 31,
                1994, 1993 and 1992................................................

                                                                                       16-25
                Notes to consolidated financial statements.........................

                                                                                          26
    Selected quarterly financial data (unaudited) -- years ended December 31, 1994 and 1993.......................................................................

                                         (2) Index to Financial Statement Schedules

     The following financial statement schedule required by Regulation S-X for the three years ended December 31, 1994 is submitted herewith:

    II -- Valuation and qualifying accounts........................................       31

                                                      (3) Exhibits included herein:

                                                                                       *****
    (2)         Amended and Restated Plan and Agreement of Merger dated February 6,
                1995 among Park-Ohio Industries, Inc., P.O. Acquisition Company,
                Inc. and RB&W Corporation..........................................

                                                                                        ****
    (3)(A)      Amended Articles of Incorporation of Park-Ohio.....................

                                                                                        ****
    (3)(B)      Code of Regulations of Park-Ohio...................................

                Instruments defining the rights of security holders:

    (4)(A)      See Exhibits (3)(A) and (B)

                                                                                       *****
    (4)(B)      Revolving Loan and Credit Agreement among Park-Ohio Industries,
                Inc., Society National Bank, The Huntington National Bank, and NBD,
                N.A., dated October 27, 1994.......................................
                                                                                         ***
    (4)(C)      Indenture dated May 3, 1994 between Park-Ohio Industries, Inc. and
                Society Bank, Michigan, as Trustee.................................
                                                                                           *
    (10)(A)     Form of Indemnification Agreement entered into between Park-Ohio
                Industries, Inc. and each of its directors and certain officers....

                                                                                       *****
    (10)(B)     Standstill Agreement between Park-Ohio Industries, Inc., Edward F.
                Crawford and Kay Home Products, Inc. dated June 17, 1992...........
                                                                                       *****
    (10)(C)     Employment Agreement between Park-Ohio Industries, Inc. and Edward
                F. Crawford dated June 17, 1992....................................

    (10)(D)     Plan and Agreement of Merger dated October 1, 1993 among Park- Ohio       **
                Industries, Inc., PO Acquisition Company, Inc., General Aluminum
                Mfg. Company and Edward F. Crawford................................
                                                                                       *****
    (10)(E)     Park-Ohio Industries, Inc. 1992 Stock Option Plan..................
                                                                                          **
    (10)(F)     Escrow Agreement dated October 15, 1993 among Park-Ohio Industries,
                Inc., Edward F. Crawford and The Huntington Trust Company, N.A.....
    (11)        Computation of Net Income (Loss) Per Common Share..................
    (21)        List of Subsidiaries of Park-Ohio Industries, Inc..................
    (23)        Consent of Independent Auditors....................................
    (27)        Financial Data Schedule (Electronic Filing Only)...................

* These documents were filed as part of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

** These documents were filed as part of the registrant's Report on Form 8-K filed with the Commission on November 1, 1993.

*** These documents were filed as part of the registrant's Report on Form 8-K filed with the Commission on May 6, 1994.

**** These documents were filed as part of the registrant's Report on Form S-3 (No. 33-86054) filed with the Commission on November 7, 1994.

***** These documents were part of the registrant's Form S-4 (No. 33-87230) filed with the Commission on December 9, 1994.

(b)  Reports on Form 8-K filed in the fourth quarter of 1994:

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PARK-OHIO INDUSTRIES, INC.
                                                  (Registrant)

                                            ByRONALD J. COZEAN
                                              Ronald J. Cozean, Secretary

Date: March 29, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           EDWARD F. CRAWFORD            Chairman and Chief Executive
Edward F. Crawford                       Officer (Principal Executive
                                         Officer and Director

              JOHN J.                    President and Chief Operating
  MURRAY                                 Officer and Director
John J. Murray

             JAMES S.                    Vice President -- Treasurer and
  WALKER                                 Controller (Principal Financial and
James S. Walker                          Accounting Officer)

                                                                  March 29, 1995

            LEWIS E. HATCH,              Director
  JR.
Lewis E. Hatch, Jr.

             RICHARD S.                  Director
  SHEETZ
Richard S. Sheetz

            THOMAS E.                    Director
  MCGINTY
Thomas E. McGinty

              JAMES W.                   Director
  WERT
James W. Wert

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

----------------------------
----------------------------

          COLUMN A               COLUMN B                COLUMN C                COLUMN D        COLUMN E
----------------------------
                                                         ADDITIONS
                                                ---------------------------
                                                    (1)             (2)
                                                                CHARGED TO
                                BALANCE AT      CHARGED TO         OTHER                        BALANCE AT
                                 BEGINNING       COSTS AND       ACCOUNTS       DEDUCTIONS        END OF
        DESCRIPTION              OF PERIOD       EXPENSES        DESCRIBE        DESCRIBE         PERIOD
----------------------------
YEAR ENDED DECEMBER 31,
  1994:
     Reserves deducted from
       respective assets
       accounts
     Allowance for doubtful
       accounts.............    $   351,372     $   291,041     $       -0-     $   248,099A    $   394,314
                                ============    ============    ============    ============    ============
     Plant closedown and
       business
       restructuring
       costs................    $ 1,858,015     $       -0-     $       -0-     $   211,738     $ 1,646,277
                                ============    ============    ============    ============    ============
YEAR ENDED DECEMBER 31,
  1993:
     Reserves deducted from
       respective assets
       accounts
     Allowance for doubtful
       accounts.............    $   472,711     $   335,121     $       -0-     $  $456,461A    $   351,372
                                ============    ============    ============    ============    ============
     Plant closedown and
       business
       restructuring
       costs................    $ 2,288,877     $    70,000     $       -0-     $   430,862B    $ 1,858,015
                                ============    ============    ============    ============    ============
YEAR ENDED DECEMBER 31,
  1992:
     Reserves deducted from
       respective assets
       accounts
     Allowance for doubtful
       accounts.............    $   470,269     $   474,268     $       -0-     $   456,461A    $   472,711
                                ============    ============    ============    ============    ============
     Plant closedown and
       business                                                                 $ 1,086,600B
       restructuring
          costs.............    $ 7,097,808     $   392,495     $       -0-     $ 4,114,826C    $ 2,288,877
                                ============    ============    ============    ============    ============

Note A -- Uncollectible accounts charged off, less recoveries.

Note B -- Payments on amounts reserved.

Note C -- Reclassified to other postemployment benefits.

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                 EXHIBIT INDEX

 EXHIBIT
---------
  (11)           Computation of Net Income (Loss) Per Common Share
  (21)           List of Subsidiaries of Park-Ohio Industries, Inc.
  (23)           Consent of Independent Auditors
  (27)           Financial Data Schedule (Electronic Filing Only)