Form 10-Q
period 1995-03-31
PARK OHIO INDUSTRIES INC
filed 1995-05-12
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                     Commission File No. 0-3134
March 31, 1995

                           PARK-OHIO INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                    OHIO                                     34-6520107
       (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                600 TOWER EAST                                 44122
           20600 CHAGRIN BOULEVARD                           (Zip Code)
                CLEVELAND, OHIO
   (Address of principal executive offices)

   Registrant's telephone number, including                 216/991-9700
                 area code


Indicate by check mark whether the registrant:

           (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports):

and        (2)        Has been subject to such filing requirements for the past
                      90 days.

                      YES X      NO
                         ---        ---

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of April 30, 1995: 10,965,151 including 562,500 shares held in escrow.

                    The Exhibit Index is located on page 12.

                                      INDEX

                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated condensed balance sheets - March 31, 1995 and December 31, 1994

           Consolidated condensed statements of income - Three months ended March 31, 1995 and 1994

           Consolidated condensed statements of cash flows - Three months ended March 31, 1995 and 1994

           Notes to consolidated condensed financial statements - March 31, 1995

           Independent accountants' review report

Item 2.    Management's Discussion

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                              FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                 (Unaudited)
                                                                  March 31,     December 31
                                                                    1995           1994
                                                                 -----------    -----------
                                                                      (In Thousands)
ASSETS
Current Assets
    Cash and cash equivalents                                    $   1,534      $   2,172
    Accounts receivable, less allowances for
       doubtful accounts of $794,000 at March 31,
       1995 and $394,000 at December 31, 1994                       68,438         27,165
    Inventories                                                     65,234         25,651
    Prepaid expenses                                                 2,259          1,845
                                                                 ---------      ---------
                                   Total Current Assets            137,465         56,833

Property, Plant and Equipment                                      123,145        111,881
    Less accumulated depreciation                                   62,569         61,246
                                                                 ---------      ---------
                                                                    60,576         50,635
Excess Purchase Price Over Net Assets Acquired, net                 54,651         16,727

Other Assets                                                        23,774         10,420
                                                                 ---------      ---------
                                                                 $ 276,466      $ 134,615
                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Trade accounts payable                                       $  40,284      $  15,353
    Accrued expenses                                                20,126          8,884
    Current portion of long-term liabilities                         2,560          2,469
                                                                 ---------      ---------
                                   Total Current Liabilities        62,970         26,706

Long-Term Liabilities, less current portion
    Long-term debt                                                  75,536          9,513
    Other postretirement benefits                                   33,454         27,800
    Other                                                            6,611          1,646
                                                                 ---------      ---------
                                                                   115,601         38,959

Convertible Senior Subordinated Debentures                          22,235         22,235

Shareholders' Equity
    Capital stock, par value $1 a share:
       Serial Preferred Stock                                          -0-            -0-
       Common Stock                                                 10,403          8,192
    Additional paid-in capital                                      49,183         26,189
    Retained earnings                                               16,074         12,334
                                                                 ---------      ---------
                                                                    75,660         46,715
                                                                 ---------      ---------
                                                                 $ 276,466      $ 134,615
                                                                 =========      =========



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated condensed financial statements.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                     (In Thousands - Except Per Share Data)


                                                        Three Months Ended
                                                             March 31
                                                        ----------------
                                                        1995        1994
                                                        ----        ----
Net sales                                             $62,810     $52,288
Cost and expenses:
     Cost of products sold                             52,327      42,750
     Selling, general and administrative expenses       6,042       5,919
     Interest expense                                     651         428
                                                      -------     -------
                                                       59,020      49,097
                                                      -------     -------
          Income before Federal Income Taxes            3,790       3,191

Federal income taxes                                       50          53
                                                      -------     -------
                    Net Income                        $ 3,740     $ 3,138
                                                      =======     =======
Net income per common share                           $   .43     $   .40
                                                      =======     =======
Shares used in calculation                              8,731       7,844







See notes to consolidated condensed financial statements.

                        CONSOLIDATED CONDENSED STATEMENTS
                            OF CASH FLOWS (UNAUDITED)
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                                 (In Thousands)

                                                                       Three Months Ended
                                                                            March 31
                                                                       ------------------
                                                                       1995          1994
                                                                       ----          ----
OPERATING ACTIVITIES
  Net income                                                        $  3,740      $  3,138
  Adjustments to reconcile net income to net
   cash provided (used):
        Depreciation and amortization                                  1,981         1,587
        Changes in noncurrent assets and liabilities                    (166)         (338)
        Changes in operating assets and liabilities                   (9,345)       (2,926)
                                                                    --------      --------
                         Net Cash Provided (Used) by Operations       (3,790)        1,461

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net                     (2,377)       (1,563)
  Cost of acquisitions, net of cash acquired                         (33,394)          -0-
                                                                    --------      --------
                         Net Cash Used by Financing Activities       (35,771)       (1,563)

FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions                    33,894           -0-
  Proceeds from bank arrangements for operations                       5,075         2,150
  Payments on bank borrowings                                            (46)         (481)
                                                                    --------      --------
     Net Cash Provided from Financing Activities                      38,923         1,669
                                                                    --------      --------
        Increase (Decrease) in Cash and Cash Equivalents                (638)        1,567
                         Cash and Cash Equivalents at Beginning
                           of Period                                   2,172           133
                                                                    --------      --------
                         Cash and Cash Equivalents at End of
                           Period                                   $  1,534      $  1,700
                                                                    ========      ========






See notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                                 March 31, 1995

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - ACQUISITION OF RB&W CORPORATION

   On March 31, 1995, the Company acquired all of the shares of RB&W Corporation in an exchange of 2,023,000 shares of the Company's common stock ($11.50 market value as of March 31, 1995) and cash of $30,968,000. The transaction has been accounted for as a purchase.

   The following is the current value of the net assets acquired as of March 31, 1995:

                                                                                                                  (In thousands)
                 Cash                                                                                             $          510
                 Accounts receivable                                                                                      29,551
                 Inventories                                                                                              36,731
                 Property, plant and equipment                                                                             5,591
                 Excess purchase price over net assets acquired                                                           35,200
                 Other assets                                                                                             15,620
                 Notes payable                                                                                           (28,739)
                 Trade accounts payable                                                                                  (21,524)
                 Accrued expenses                                                                                         (8,398)
                 Long-term liabilities                                                                                   (10,300)
                                                                                                                  --------------
                                                                                       Total Cost of Acquisition  $       54,242
                                                                                                                  ==============

   The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                                                                                                1995                    1994
                                                                                           --------------          --------------
                 Net sales                                                                 $      109,842          $       94,025
                 Gross profit                                                                      15,978                  15,210
                 Net income                                                                         2,724                   3,131
                 Net income per common share                                               $          .25          $          .32

NOTE C - INVENTORIES
   The components of inventory consist of the following:

                                    March 31      December 31
                                      1995            1994
                                    --------      -----------
                                         (In thousands)
In Process and finished goods       $48,535       $14,496
Raw materials and supplies           16,699        11,155
                                    -------       -------
                                    $65,234       $25,651
                                    =======       =======

NOTE D - SHAREHOLDERS' EQUITY

   Capital stock consists of the following:
     Serial Preferred Stock:
         Authorized - 632,470 shares; none issued
     Common Stock:
         Authorized - 20,000,000 shares
         Issued and outstanding - 10,402,651 shares at March 31, 1995 and
           8,191,810 at December 31, 1994. The increase in outstanding shares results from the issuance of 2,023,000 shares as discussed in Note B and 187,500 shares relating to the earn-out provision of the acquisition of General Aluminum Mfg. Company.

NOTE E - NET INCOME PER COMMON SHARE

   Net income per common share is based on the average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions.


NOTE F - SUBSEQUENT EVENT

   On April 11, 1995, the Company entered into a new credit agreement with a group of banks under which it may borrow up to $100 million on an unsecured basis. The agreement which replaced the Company's existing credit facility, consists of a $65 million revolving credit and a $35 million term loan payable over seven years. Interest is payable quarterly at the prime lending rate or at a percentage over LIBOR which fluctuates based on specific financial ratios.

                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

April 24, 1995
Cleveland, Ohio                             /s/ Ernst & Young LLP

MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS
FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

   On March 7, 1995, the shareholders of the Company and RB&W Corporation (RB&W) approved the acquisition of RB&W by the Company . Effective March 31, 1995, the Company acquired all of the shares of RB&W in an exchange of $31 million and
2.0 million of its common shares in a transaction valued at $54.2 million. The combination will be accounted for as a purchase and, accordingly, the operations of RB&W were consolidated as of that date.

   Net sales increased by 20% in the first quarter of 1995 compared to the first quarter of 1994. Sales increases were recorded in all business segments. Of the total sales increase of $10.5 million, the Container group accounted for $7.6 million or 72% of the increase. Shipments of containers increased by 33% while the average price per container increased by 22% largely offsetting dramatic increases in raw material costs.

   Gross profit rose to $10.5 million or 17% of sales in the quarter from $9.5 million (18% of sales) in the first quarter of 1994. The increase in gross profit results from increased sales particularly in the Container group offsetting lower margins in the Consumer group caused by increased raw material costs and product mix changes.

   Selling, general and administrative costs increased minimally in the quarter even though net sales increased by 20%. As a percentage of sales, these costs accounted for 9.6% of the sales dollar as compared to 11.3% in the first quarter of 1994.

   Interest expense increased by 52% to $651 thousand in the first quarter of 1995. This increase is a result of issuing $22.2 million principal amount of 7-1/4% convertible senior subordinated debentures in the second quarter of 1994 and to increased borrowings under the Company's revolving credit arrangements necessitated by higher demands on the Company's working capital to support the 20% increase in net sales.

   The Federal income tax provision primarily related to the alternative minimum tax due as a result of utilizing available net operating loss carryforwards.
At December 31, 1994, the Company had net operating loss carryforwards for tax purposes of $21.6 million available to offset future taxable income. Additional net operating loss carryforwards amounting to $2.5 million relating to a consolidated subsidiary are also available subject to certain limitations. Also, a net operating loss carryforward of $21.1 million pertaining to RB&W is available to offset future taxable income of RB&W subject to certain limitations. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postretirement benefits. Federal income tax expense for the 1995 period has been reduced by approximately $1.3 million ($1.1 million in 1994) due to the utilization of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

   On April 11, 1995, the Company entered into a Credit Agreement with three banks that replaced the Company's existing credit agreement with the same three banks. The new agreement provides $100 million in unsecured credit consisting of a $65 million revolving credit facility to be used for general corporate purposes including working capital and acquisitions and a $35 million term facility to be used to replace RB&W's current lender. As of March 31, 1995, $73.1 million was deemed to be outstanding under this facility.

   During the quarter, the Company used $3.8 million to fund operations, primarily accounts receivable and inventories, invested $2.4 million in machinery and equipment, and completed the acquisition of RB&W by issuing 2.0 million common shares and paying $31.0 million for all the outstanding common stock of RB&W. The cash component was provided under the Company's $100 million credit facility.

REVIEW BY INDEPENDENT ACCOUNTANTS

   The condensed consolidated financial statements at March 31, 1995, and for the three-month period then ended have been reviewed, prior to filing, by Ernst & Young, the Company's independent accountants, and their report is included herein.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)      A special meeting of shareholders was held on March 7, 1995.

    (c) The following matter was voted upon at the special meeting of shareholders:

             Proposal to approve the issuance of up to an additional two million two hundred fifty thousand shares of Common Stock in connection with the acquisition of RB&W Corporation.

             7,370,468         affirmative votes
                71,861         negative votes
                33,613         abstentions



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

    (4) Credit agreement among Park-Ohio Industries, Inc., Society National Bank, The Huntington National Bank, and NBD Bank, N.A., dated April 11, 1995

    (11)     Computation of net income per common share

    (15)     Letter re:  unaudited financial information

    (27)     Financial data schedule (Electronic Filing Only)

The Company did not file any reports on Form 8-K during the three months ended March 31, 1995. On April 17, 1995, the Company filed a Form 8-K regarding the Company's acquisition of RB&W Corporation. See Management's discussion on page 10 herein.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARK-OHIO INDUSTRIES, INC.
                                        ----------------------------------
                                                  (Registrant)


                                        By /s/ J.S. WALKER
                                           -------------------------------
                                        Name: J.S. Walker
                                        Title: Vice President - Treasurer
                                                      and Controller

                                        Dated        May 12, 1995
                                             -----------------------------

                                  EXHIBIT INDEX

                          QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 1995

 EXHIBIT
 -------
    4 Credit agreement among Park-Ohio Industries, Inc., Society National Bank, The Huntington National Bank, and NBD Bank, N.A., dated April 11, 1995.

    11           Computation of net income per common share

    15           Letter re:  unaudited financial information

    27           Financial data schedule (Electronic filing only)