Form 10-Q
period 1995-09-30
PARK OHIO INDUSTRIES INC
filed 1995-11-13
CIK 76282

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                  FORM 10-Q


                 QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                               Commission File No. 0-3134
September 30, 1995




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


and    (2)    Has been subject to such filing requirements for the past 90 days.

              YES  X     NO
                 -----     -----


Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of October 31, 1995: 10,964,331 including 562,500 shares held in escrow.



                  The Exhibit Index is located on page 14.

                                    INDEX



                 PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES




PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited)


           Consolidated condensed balance sheets - September 30, 1995 and December 31, 1994

           Consolidated condensed statements of income - Nine months and three months ended September 30, 1995 and 1994

           Consolidated condensed statements of cash flows - Nine months ended September 30, 1995 and 1994

           Notes to consolidated condensed financial statements - September 30, 1995

           Independent accountants' review report

Item 2.  Management's Discussion

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE
---------

EXHIBIT INDEX
-------------

                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                       PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES


                                                        (Unaudited)
                                                        September 30    December 31
                                                            1995            1994
                                                        ------------    ------------
                                                               (In Thousands)
ASSETS
Current Assets
   Cash and cash equivalents                            $      2,711    $      2,172
   Accounts receivable, less allowances for
      doubtful accounts of $659,000 at September 30,
      1995 and $394,000 at December 31, 1994                  64,992          27,165
   Inventories                                                82,455          25,651
   Prepaid expenses                                            2,917           1,845
                                                        ------------    ------------
       Total Current Assets                                  153,075          56,833

Property, Plant and Equipment                                132,930         111,881
   Less accumulated depreciation                              66,526          61,246
                                                        ------------    ------------
                                                              66,404          50,635

Excess Purchase Price Over Net Assets Acquired, net           53,783          16,727

Other Assets                                                  26,236          10,420
                                                        ------------    ------------

                                                        $    299,498    $    134,615
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable                               $     37,476    $     15,353
   Accrued expenses                                           21,025           8,884
   Current portion of long-term liabilities                    4,700           2,469
                                                        ------------    ------------
       Total Current Liabilities                              63,201          26,706

Long-Term Liabilities, less current portion
   Long-term debt                                             91,785           9,513
   Other postemployment benefits                              30,993          27,800
   Other                                                       7,788           1,646
                                                        ------------    ------------
                                                             130,566          38,959

Convertible Senior Subordinated Debentures                    22,235          22,235

Shareholders' Equity
   Capital stock, par value $1 a share:
     Serial preferred stock                                      -0-             -0-
     Common stock                                             10,402           8,192
   Additional paid-in capital                                 49,184          26,189
   Retained earnings                                          23,910          12,334
                                                        ------------    ------------
                                                              83,496          46,715
                                                        ------------    ------------
                                                        $    299,498    $    134,615
                                                        ============    ============



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

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                              PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                                 (In Thousands - Except Per Share Data)


                                            Three Months Ended              Nine Months Ended
                                               September 30                    September 30
                                        -------------------------       -------------------------
                                           1995            1994           1995            1994
                                        ---------       ---------       ---------       ---------
Net sales                               $  98,616       $  44,183       $ 270,846       $ 145,865
Cost and expenses:
  Cost of products sold                    85,341          37,372         231,063         120,940
  Selling, general and administrative
    expenses                                8,037           4,586          23,206          15,323
  Interest expense                          2,028             559           4,565           1,441
                                        ---------       ---------       ---------       ---------
                                           95,406          42,517         258,834         137,704
                                        ---------       ---------       ---------       ---------
    Income before Federal Income
      Taxes                                 3,210           1,666          12,012           8,161

Federal income taxes                          196              26             436             110
                                        ---------       ---------       ---------       ---------

        Net Income                      $   3,014       $   1,640       $  11,576       $   8,051
                                        =========       =========       =========       =========

Net income per common share:            $     .28       $     .17       $    1.15       $     .97
                                        =========       =========       =========       =========

Shares used in calculation                 10,799           8,523          10,040           7,995
                                        =========       =========       =========       =========



See notes to consolidated condensed financial statements.

                                5

                                                CONSOLIDATED CONDENSED STATEMENTS
                                                    OF CASH FLOWS (UNAUDITED)
                                           PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                                                          (In Thousands)




                                                                   Nine Months Ended
                                                                      September 30
                                                                   -----------------
                                                                  1995             1994
                                                                  ----             ----
OPERATING ACTIVITIES
  Net income                                                    $  11,576       $   8,051
  Adjustments to reconcile net income to net
    cash provided (used):
       Depreciation and amortization                                7,743           3,755
       Changes in noncurrent assets and liabilities                (4,444)         (2,321)
       Changes in operating assets and liabilities                (22,840)         (2,126)
                                                                ---------       ---------
              Net Cash Provided (Used) by Operations               (7,965)          7,359

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net                 (10,045)         (8,500)
  Purchase of notes receivable                                        -0-            (841)
  Cost of acquisitions, net of cash acquired                      (33,383)            -0-
                                                                ---------       ---------
              Net Cash Used by Investing Activities               (43,428)         (9,341)

FINANCING ACTIVITIES
  Proceeds from bank arrangements related to acquisitions          66,202             -0-
  Proceeds from bank arrangements for operations                   18,765           4,350
  Proceeds from Convertible Senior Subordinated
    Debentures, net                                                   -0-          21,356
  Payments on bank borrowings                                        (216)        (26,887)
  Payments on acquired debt                                       (32,819)            -0-
  Issuance of common stock, net                                       -0-           4,005
                                                                ---------       ---------
    Net Cash Provided from Financing Activities                    51,932           2,824
                                                                ---------       ---------
       Increase in Cash and Cash Equivalents                          539             842
              Cash and Cash Equivalents at Beginning
                of Year                                             2,172             133
                                                                ---------       ---------
              Cash and Cash Equivalents at End of
                Period                                          $   2,711       $     975
                                                                =========       =========




See notes to consolidated condensed financial statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                 PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                              September 30, 1995



NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Park-Ohio Industries, Inc. and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - ACQUISITIONS

   On March 31, 1995, the Company acquired all of the shares of RB&W Corporation (RB&W) in an exchange of 2,023,000 shares of the Company's common stock ($11.50 market value as of March 31, 1995) and cash of $30,968. The transaction has been accounted for as a purchase and, accordingly, the operations of RB&W have been included since that date.

   The following is the current value of the net assets acquired of RB&W as of March 31, 1995:


                                                (In thousands)
Cash                                                    $    510
Accounts receivable                                       29,551
Inventories                                               36,731
Property, plant and equipment                              5,591
Excess purchase price over net assets acquired            35,200
Other assets                                              15,620
Notes payable                                            (28,739)
Trade accounts payable                                   (21,524)
Accrued expenses                                          (8,398)
Long-term liabilities                                    (10,300)
                                                        --------
                              Total Cost of Acquisition $ 54,242
                                                        ========


   The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                                                       Nine Months Ended
                                                          September 30
                                                       -----------------
                                                  1995                    1994
                                                --------                --------
                                                        (In Thousands --
                                                     Except Per Share Data)
Net sales                                       $317,878                $273,187
Gross profit                                      45,278                  42,760
Net income                                        10,560                   8,197
Net income per common share                     $    .98                $    .78




During 1995, the Company purchased certain assets of three companies for a total cost of $5,500, which includes $1,500 for Ajax Manufacturing Company, purchased from the Company's chairman. The operations of these businesses prior to the dates of acquisition were not material to the Company.

NOTE C - INVENTORIES

   The components of inventory consist of the following:


                                               September 30        December 31
                                                   1995               1994
                                                ----------         ----------
                                                       (In thousands)
       In process and finished goods            $   61,709         $   14,496
       Raw materials and supplies                   20,746             11,155
                                                ----------         ----------
                                                $   82,455         $   25,651
                                                ==========         ==========


NOTE D - SHAREHOLDERS' EQUITY

   Capital stock consists of the following:
     Serial preferred stock:
       Authorized - 632,470 shares; none issued
     Common stock:
       Authorized - 20,000,000 shares
       Issued and outstanding - 10,401,831 shares at September 30, 1995 and
         8,191,810 at December 31, 1994.

   The increase in outstanding shares results from the issuance of 2,023,000 shares as discussed in Note B, and 187,500 shares relating to the earn-out provision of the acquisition of General Aluminum Mfg. Company.

NOTE E - NET INCOME PER COMMON SHARE

   Net income per common share is based on the average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions.

NOTE F - BANK ARRANGEMENTS

   On April 11, 1995, the Company entered into a new credit agreement with a group of banks under which it may borrow up to $100 million on an unsecured basis. The agreement which replaced the Company's existing credit facility, consists of a $65 million revolving credit and a $35 million term loan payable over seven years. Interest is payable quarterly at the prime lending rate or at LIBOR plus a percentage which fluctuates based on specific financial ratios, as defined in the credit agreement.

                    Independent Accountants' Review Report



Board of Directors and Shareholders
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ Ernst & Young LLP

Cleveland, Ohio
October 19, 1995

                           MANAGEMENT'S DISCUSSION




RESULTS OF OPERATIONS
---------------------
FIRST NINE MONTHS 1995 VERSUS FIRST NINE MONTHS 1994
----------------------------------------------------

Effective March 31, 1995, the Company acquired all of the shares of RB&W Corporation (RB&W) in exchange for $31 million and 2.0 million common shares of the Company in a transaction valued at $54.2 million. The combination has been accounted for as a purchase and, accordingly, the operations of RB&W are included in the consolidated financial statements as of that date. The metal forming business of RB&W will be included with the transportation group and the distribution business will be included in a newly formed group, logistics. The logistics group distributes various products associated with the fastener industry, primarily components to original equipment manufacturers.

       Net sales increased by $125.0 million during the period of which $94.6 million pertained to RB&W whose results are included for the period April through September 1995. Of the sales increase applicable to RB&W, $72.8 million relate to the logistics group and $21.8 million relate to the metal forming business. The remainder of the sales increase pertains to the transportation and the container products groups. Net sales for the transportation group increased by $13.3 million primarily as a result of acquisitions made in 1995 that contributed $10.0 million in sales. In the container products group, net sales increased by $17.7 million, all of which were internally generated. Containers shipped for the period increased by 20% with average prices per container increasing by 19%.

       Gross profit rose to $39.8 million in the current period from $24.9 million in the first nine months of 1994. Of the $14.9 million increase in gross profits, RB&W accounted for 93% of the increase. Consolidated gross margins were 15% of sales in the first nine months of 1995 compared with 17% of sales during the prior period. The decline in gross margins was due, in part, to RB&W that historically has lower gross margins than the Company as a whole. In addition, margins in both the consumer and container products groups declined as a result of increased raw material costs that could not be adequately reflected in pricing and to product mix changes, particularly in the consumer products group.

       Selling, general and administrative costs increased by 51% in the period largely as a result of including RB&W in the consolidated results for the period. As a percentage of sales, consolidated selling, general and administrative costs accounted for 8.6% of the sales dollar in the current period as compared to 10.5% in the first nine months of 1994.

       Interest expense increased by $3.1 million in the first nine months of 1995 due to higher levels of debt outstanding during the period. Average debt outstanding for the period increased from $26.5 million in 1994 to $84.6 million in 1995. The increase in borrowings was caused by the acquisition of RB&W, other acquisitions, higher levels of revolving credit debt to support increased sales and to the convertible subordinated debentures issued in May, 1994, being outstanding for the entire current period. Interest rates averaged 7.17% versus 7.23% in the first nine months of 1994.

       Federal income taxes related primarily to the alternative minimum tax. At December 31, 1994, the Company had net operating loss carryforwards for tax purposes of $21.6 million available to offset future taxable income. Additionally, net operating loss carryforwards of $21.1 million pertaining to RB&W and $2.5 million related to General Aluminum Mfg. Company, a wholly owned subsidiary, are available to offset future taxable income subject to certain limitations. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postretirement benefits. Federal income tax expense for the 1995 period has been reduced by $4.1 million ($2.8 million in 1994) due to the utilization of net operating loss carryforwards.

THIRD QUARTER 1995 VERSUS THIRD QUARTER 1994
--------------------------------------------

       Net sales increased by $54.4 million of which $44.7 million pertained to RB&W; $35.1 million relate to the logistics group and $9.6 million relate to the metal forming business. The remainder of the sales increase was attributable to the transportation and container products groups. Net sales for the transportation group increased by $5.2 million primarily as a result of acquisitions made in 1995 that contributed $4.4 million in net sales for the period. In the container products group, net sales increased by $4.9 million all of which was due to internal growth. Containers shipped for the period increased by 15% with average prices per container increasing by 19%.

       Gross profit rose to $13.3 million in the current period from $6.8 million in the third quarter of 1994. Of the $6.5 million increase in gross profits for the period, RB&W accounted for almost the entire increase. Consolidated gross margins were 13% of sales compared with 15% of sales during the third quarter of 1994. The decline in gross margin was due, in part, to RB&W that historically has lower gross margins than the Company as a whole.
In addition, margins in both the container and consumer products groups declined due to the inability to sufficiently pass along price increases which would have offset increased production costs, principally raw materials.

       The increase of 75% in selling, general and administrative costs is largely a result of including RB&W in the consolidated results. As a percentage of sales, consolidated selling, general and administrative costs accounted for 8.2% of the sales dollar in the current period as compared to 10.4% in the third quarter of 1994.

       Interest expense increased by $1.5 million in the third quarter of 1995 due to increased debt during the period offset in part by lower average interest rates. Average debt outstanding for the period increased from $25.0 million in 1994 to $109.9 million in 1995. The increase in borrowings was caused by the acquisition of RB&W, other acquisitions and to increased borrowings under the Company's revolving credit arrangements to support increased sales.
Interest rates averaged 7.38% versus 7.86% in the corresponding period of the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

       On April 11, 1995, the Company entered into a new credit agreement with its banks under which it may borrow up to $100 million on an unsecured basis. The agreement which replaced the Company's existing credit facility, consists of a $65 million revolving credit and a $35 million term loan payable over seven years. As of September 30, 1995, $92.0 million was outstanding under this facility.

       Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements, including capital expenditures. The Company's recent growth has largely been fueled by acquisitions. In the event additional capital resources are needed for other opportunities in the near future, the Company believes adequate financing is either in place or would be available.

       During the nine-month period ended September 30, 1995, the Company borrowed $18.8 million which was used to fund operations by $8.0 million, primarily accounts receivable and inventories, and to invest $10.0 million in machinery and equipment. In addition, the Company borrowed $66.2 million under its $100 million credit agreement which was used to fund acquisitions of $33.4 million, primarily RB&W, and to pay off acquired debt of $32.8 million related to the acquisitions.

                      Review By Independent Accountants

       The condensed consolidated financial statements at September 30, 1995, and for the three and nine-month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                   PART II
                                   -------

                              OTHER INFORMATION
                              -----------------


Item 6.  Exhibits and Reports on Form 8-K

       The following exhibits are included herein:

       (11)     Computation of net income per common share

       (15)     Letter re:  unaudited financial information

       (27)     Financial data schedule (Electronic Filing Only)

The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                PARK-OHIO INDUSTRIES, INC.
                                             --------------------------------
                                                       (Registrant)


                                        By /s/ J.S. WALKER
                                           -------------------------------
                                        Name:  J.S. Walker
                                        Title:  Vice President - Treasurer
                                          and Controller



                                          Dated      November 13, 1995
                                               ---------------------------

                                EXHIBIT INDEX

                        QUARTERLY REPORT ON FORM 10-Q

                 PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995



Exhibit
-------
11              Computation of net income per common share


15              Letter re:  unaudited financial information