Form 10-K405
period 1995-12-31
PARK OHIO INDUSTRIES INC
filed 1996-03-29
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995
                                     OR
 / /       TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transition period from ______________________ to ______________________

                         Commission file number 0-3134
                           PARK-OHIO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Ohio                                               34-6520107
-------------------------------------------             -------------------------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

          23000 Euclid Avenue
            Cleveland, Ohio                                             44117
-------------------------------------------             -------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            ( ZIP CODE)

       Registrant's telephone number, including area code: (216)692-7200

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $1.00 PER SHARE
                   ---------------------------------------
                               (TITLE OF CLASS)

    $.75 CUMULATIVE CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
    ----------------------------------------------------------------------
                               (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1996: Approximately $126,997,000

    Number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, as of February 29, 1996: 10,966,331

                     DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED APRIL 17, 1996 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                    The Exhibit Index is located on page 35.

                                     PART I


ITEM 1.  BUSINESS

    Park-Ohio Industries, Inc. ("Park-Ohio"), an Ohio corporation, is a diversified manufacturer whose operations serve a wide variety of industrial and consumer markets. Park-Ohio's industry segments are (i) container products, (ii) transportation, (iii) consumer products, and (iv) logistics. Headquartered in Cleveland, Ohio, Park-Ohio is publicly held, and its shares are traded on the NASDAQ National Market System. In 1995, Park-Ohio had net sales of $371.4 million and as of December 31, 1995, employed approximately 2,800 persons.

    Effective March 31, 1995 Park-Ohio acquired all of the shares of RB&W Corporation ("RB&W") in exchange for $31 million and 2.0 million shares of its Common Stock in a transaction valued at $54.2 million. The combination has been accounted for as a purchase and, accordingly, the operations of RB&W are included in the consolidated financial statements as of that date. The metal forming business of RB&W is included within the transportation group, and the supply chain management business is included in a newly-formed logistics group.

CONTAINER PRODUCTS
------------------

    Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary, makes plastic pails, mostly in 2 to 7 gallon sizes for packagers of food, industrial coatings, and building materials. Bennett has approximately 550 employees. Plastic pail production is conducted at its plants in Valparaiso, Indiana; Dunellen, New Jersey; Lithonia, Georgia; San Fernando, California and Cleveland, Ohio. The Cleveland, Ohio facility was acquired on December 30, 1993, from Cleveland Steel Container for $2.4 million in cash and assets of Bennett's steel container plant in Peotone, Illinois.

    The plastic pails are distributed nationally through direct sales and manufacturers' representatives. In 1995, the largest single container customer accounted for approximately 9% of this segment's sales. The loss of such customer would have a material, adverse effect on this segment. Raw materials for the production of these containers are available from a number of resin suppliers.

    Conditions in the container industry are extremely price competitive. Bennett's competitors include Letica Corporation, Plastican Incorporated and North American Packaging Corporation.

TRANSPORTATION
--------------

    Park-Ohio's transportation segment includes forged and machined products, metal forming, induction heating systems, aluminum permanent mold castings, and industrial rubber products.

        During 1995, in addition to the acquisition of the metal forming business of RB&W, Park-Ohio also purchased certain assets of four companies for a total cost of $6.4 million. The operations of these businesses prior to the dates of acquisition were not material to Park-Ohio.

    On October 15, 1993, Park-Ohio acquired General Aluminum Mfg. Company ("GAMCO") by issuing 250,000 shares of its Common Stock in exchange for the outstanding shares of GAMCO. See Note B to the consolidated financial statements included herein. GAMCO is headquartered in Conneaut, Ohio and produces and machines aluminum permanent mold castings for the transportation industry.

FORGED AND MACHINED PRODUCTS
----------------------------

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

    Park-Ohio's forging and machining business is carried out by approximately 400 employees in five plants, three of which are located in Cleveland, Ohio, one in Wellington, Ohio and one in Berwick, Pennsylvania.

    Forging and machining sales are generated by an internal sales force and through independent sales representatives. The single largest customer accounted for approximately 30% of sales of forged and machined products in 1995. The loss of such customer would have a material, adverse effect on this business.

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

METAL FORMING
-------------

    RB&W metal forming includes the engineering and manufacturing of cold formed products and related hardware, principally, internally threaded parts and miscellaneous formed metal components and assemblies which are manufactured in high volume by cold forming, cold extrusion and specialized secondary operations. The predominant material used is steel of various carbons and alloys which is purchased directly from steel mills as hot rolled coils of rods or bars of various diameters. Non-ferrous materials such as silicon bronze are purchased in coils ready for use. These raw materials are generally available from a number of sources.

    RB&W manufactures certain trademark items which are used in volume in the automobile and truck industry and segments of the farm and machinery businesses. These include lock nuts which find principal use in applications where vibration is a problem and controlled tightening is desired.

    RB&W's metal forming business is carried out by approximately 300 employees in three plants located in Kent, Ohio; Coraopolis, Pennsylvania and Toronto, Ontario.

    Metal forming products are sold through an internal sales force and through independent representatives. The four largest customers accounted for 60% of sales in 1995. The loss of business from any one of these customers would have an adverse effect on this business.

    The domestic industrial fastener industry, which accounts for all of the products of RB&W's metal forming business, is highly price competitive. RB&W is one of the largest of several domestic producers of industrial fasteners.

INDUCTION HEATING SYSTEMS
-------------------------

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

    Automotive and automotive supplier companies are Tocco's major customers with farm equipment manufacturers second and miscellaneous metalworking companies third. TOCCO systems are sold worldwide. Several companies manufacture equipment competitive with some or all of the TOCCO equipment. While standard "off the shelf" systems are produced, it is more often necessary to engineer unique installations to meet the particular needs of the customer. TOCCO custom engineering may involve systems with a series of loading, heating, quenching, conveying and unloading processes incorporated into a single unit. The individually designed systems may involve micro-processor controls, adaptable modular construction and solid state technology. All production is conducted at Tocco's manufacturing facility in Boaz, Alabama. In addition, a laboratory and customer service facility is located in Madison Heights, Michigan. Tocco employs approximately 200 people.

    Sales are made both through its own sales organization and through independent representatives. The three largest customers, each comprised of many divisions, accounted for approximately 48% of sales of TOCCO systems and service in 1995. The loss of business from any one of these customers' divisions would have a material, adverse effect on this business.

    The various electrical components, electrical wiring, metal stampings, and other materials incorporated in the systems are generally available from a variety of sources.

ALUMINUM PERMANENT MOLD CASTINGS
--------------------------------

    Park Ohio produces and machines aluminum permanent mold castings for the transportation industry through GAMCO, a wholly-owned subsidiary. GAMCO operates with approximately 350 employees with plants located in Conneaut, Ohio and Hartsville, Tennessee. The castings produced by GAMCO are used in automobiles, vans and light trucks. GAMCO maintains a favorable competitive position since its primary plant has received quality awards from its major automotive customers and believes that it is one of the few permanent mold aluminum foundries in the United States to have received these awards. Raw materials for production, primarily aluminum ingots of various alloys, are generally available. Products are sold directly and through sales' representatives. The largest customer, comprised of many divisions, accounted for approximately 60% of sales in 1995. The loss of business from any of the divisions of this customer would have a materially adverse effect on this business.

INDUSTRIAL RUBBER PRODUCTS
--------------------------

    Park-Ohio's industrial rubber products consist of molded and lathe cut goods, roll coverings, linings and items requiring rubber-to-metal bonding. Rubber products produced by Park-Ohio are used in air brake equipment, gas and oil lines, motors, compressors, automobiles, caskets, communication equipment, printing rolls and steel mills. Market conditions are competitive. Products are sold directly and through sales representatives to a variety of industries. Raw materials for production include natural and synthetic rubber and metal inserts, all of which are generally available.

    Park-Ohio's industrial rubber products business is carried out by approximately 300 employees in three plants located in East Butler, Pennsylvania; Geneva, Ohio; and Cicero, Illinois. The two largest customers accounted for approximately 26% of sales in 1995. The loss of business from either of these customers would have a material, adverse effect on this business.

CONSUMER PRODUCTS
-----------------

    Park-Ohio manufactures barbecue grills, lawn spreaders, lap trays, patio tables, tray table sets, plant stands and planters through Kay Home Products, Inc. ("KHP"), a wholly-owned subsidiary acquired on June 30, 1992. Sales are made through its own sales organization and through independent representatives. KHP distributes the products nationwide through a network comprised of mass merchandisers, grocery chains, drug stores, and hardware stores. Market conditions are price competitive. KHP has operations in Cleveland, Ohio; Antioch, Illinois and Columbus, Ohio. Because KHP's business is very seasonal, the number of its employees varies from approximately 100 during the off season to a peak of approximately 400.

    For the period ended December 31, 1995, one customer accounted for 10% of net sales. The loss of such customer would have a materially adverse effect on this business. KHP is not dependent upon any particular suppliers.

LOGISTICS
---------

    The principal activity of Park-Ohio's logistics business is the supply chain management of various commodity products primarily fasteners, principally to original equipment manufacturers. Logistics locations inventory several thousand items which are readily available including common standard fasteners such as bolts, nuts and cap screws; machine tapping and wood screws; stainless steel and non-ferrous bolts, nuts and screws; patented and proprietary locking fasteners; plus non-standard engineered special items inventoried for specific customer's orders. The logistics business is carried out by approximately 500 employees, has 31 branches located throughout the United States, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. The central distribution center receives, processes and packages certain materials for the 31 branches.


    The logistics business sales are generated through national agreements, Total Fastening Service ("TFS") contracts, along with field and telemarketing efforts on the part of each branch. These TFS contracts with large original equipment manufacturers have increased significantly over the last few years. The products sold by logistics are manufactured by a broad base of domestic fastener manufacturers, as well as qualified sources around the world. The single largest customer accounted for approximately 15% of sales of logistics. The loss of such customer would have a material adverse effect on this business.

    The logistics business is competitive in both price and service and competes with a large number of companies, including those with domestic manufacturing operations, and other importers, many of whom have access to the same or similar sources of supply.

ENVIRONMENTAL REGULATIONS
-------------------------

    Park-Ohio is subject to numerous laws and regulations designed to protect the environment, particularly in regard to waste and emissions. In general, Park-Ohio has not experienced difficulty in complying with environmental protection provisions in the past, and compliance with such laws and regulations has not had a materially adverse effect on Park-Ohio's operations.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING
--------------------------------------------

    The information contained under the heading of "Note K - Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 1995, 1994 and 1993 is incorporated herein by reference.

ITEM 2.  PROPERTIES

    Park-Ohio's operations include numerous manufacturing and warehousing facilities located in 21 states in the United States and in 4 other countries. In 1995, approximately 61% of the available domestic square footage was used by the transportation group, 14% by the consumer products group, 13% by the logistics group, and 12% by the container products group. Approximately 76% of the foreign facilities were used by the transportation group and 24% were used by the logistics group.

    In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

         The Company becomes involved in litigation arising out of its normal business activities. In the opinion of management, the Company's liability, if any, under any pending litigation would not materially affect its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to executive officers of Park-Ohio is as follows:

                                                                                                                  EXECUTIVE
                                                                                                                 OFFICER OF
                                                                                                                 REGISTRANT
               NAME                        AGE                      PRESENT EXECUTIVE OFFICE                       SINCE
               ----                        ---                      ------------------------                     -----------

Edward F. Crawford                         56          Chairman and Chief Executive Officer                          1992

John J. Murray                             40          President and Chief Operating Officer                         1995

James S. Walker                            53          Vice President and Chief Financial                            1983
                                                       Officer

Ronald J. Cozean                           32          Secretary and General Counsel                                 1994


         Mr. Walker has been an employee of Park-Ohio for more than five years. Since 1964, Mr. Crawford owned and operated various private companies and is currently Chairman and Chief Executive Officer, Crawford Group, Inc. From April, 1989, to his resignation in March, 1991, Mr. Crawford was a director of Park-Ohio. On June 17, 1992, the shareholders approved the acquisition of Kay Home Products, Inc., a company wholly-owned by Mr. Crawford. At that time, Mr. Crawford was appointed to the Board of Directors and was elected Chairman, Chief Executive Officer and President of Park-Ohio. Mr. Murray became the President and Chief Operating Officer on January 1, 1995. He had been President of KMR Industries, Inc. (business consulting firm) since 1991 and was formerly the President and Chief Operating Officer, Rennoc Corporation (manufacturing company) from 1989 to 1990. Mr. Murray was elected to the Board of Directors in 1992. Mr. Cozean was an attorney with the law firm of Squire, Sanders & Dempsey prior to joining the Company.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Park-Ohio's common stock, $1 par value, is traded on the NASDAQ National Market System. The table presents its high and low sales prices. No dividends were paid during the periods.

                      QUARTERLY COMMON STOCK PRICE RANGES


                                          1995                           1994
                                    -----------------            ------------------
                 QUARTER          HIGH          LOW            HIGH          LOW
                 -------          ----          ---            ----          ---

                   1st          14            10-5/8          18-1/8        12-5/8
                   2nd          12-1/4        11              17-1/8        12-3/8
                   3rd          15-1/8        12              15-3/4        12-1/2
                   4th          16-1/4        12-1/2          14-1/8        12-3/4

    The number of common shareholders of record for Park-Ohio's common stock as of March 21, 1996 was 2,201.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Year Ended December 31
                                                                            ----------------------
                                                   1995             1994             1993             1992             1991
                                                   ----             ----             ----             ----             ----
                                                   (In thousands, except per share data)
Operations
  Net sales                                   $371,430         $191,527          $147,168         $119,839         $115,497
  Gross profit                                  55,217           33,665            25,369           17,027           19,396
  Income (loss) from
    continuing operations                       24,034           12,484             6,031           (7,655)          (4,001)
  Cumulative effect of change
    in accounting principle                        -0-              -0-               -0-          (26,891)             -0-
  Net income (loss)                             24,034           12,484             6,031          (34,546)         (10,217)
  Net income (loss) per common
  share:
    Continuing operations                         2.34             1.49               .90            (1.28)            (.72)
    Net income (loss)                             2.34             1.49               .90            (5.76)           (1.83)
Financial Position
  Working capital                              101,213           30,127            20,519           15,297           17,932
  Total assets                                 306,970          134,615            97,664           71,729           62,610
  Long-term debt                                96,503            9,766            25,054           12,008            3,228
  Subordinated debentures                       22,235           22,235               -0-              -0-              -0-
  Shareholders' equity                          95,954           46,715            17,933            8,795           39,742


(A) On March 31, 1995 the Company acquired all of the shares of RB&W Corporation in exchange for 2,023,000 shares of the Company's common stock and cash. The transaction was accounted for as a purchase and, accordingly, the operations of RB&W have been included since that date.

(B)      In 1995 and 1994, the Company reduced by $8,100,000 and $2,000,000, respectively, the valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards and postretirement obligations.

(C) On October 15, 1993, the Company acquired General Aluminum Mfg. Company in an exchange of shares. The acquisition has been accounted for as a purchase. On June 30, 1992, the Company acquired substantially all of the assets of Kay Home Products, Inc. The acquisition has been accounted for as a purchase.

(D) Effective January 1, 1992, the Company adopted the provisions of Financial Accounting Standards Board No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," changing to the accrual method of accounting for these benefits, which resulted in a noncash charge to operations of $26,891,000 as of that date. During 1993, the Company reduced costs and revised its actuarial assumptions to reflect experience.

(E) This summary should be read in conjunction with the related Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 elsewhere herein.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

1995 VERSUS 1994

         Effective March 31, 1995, the Company acquired all of the shares of RB&W in exchange for $31 million and 2.0 million of its common shares in a transaction valued at $54.2 million. The combination has been accounted for as a purchase and, accordingly, the operations of RB&W are included in the consolidated financial statements as of that date. The metal forming business of RB&W is included within the transportation group, and the supply chain management business is included in a newly-formed logistics group.

         Net sales increased by $179.9 million during the period, of which $139.2 million pertained to RB&W whose results are included for the period April through December 1995. Of the sales increase applicable to RB&W, $108.5 million pertains to the logistics group and $30.7 million relate to the metal forming business included within the transportation group. Net sales for the transportation group increased by $23.7 million primarily as a result of acquisitions made in 1995 that contributed $18.8 million in sales. In the container products group, net sales increased by $19.6 million, all of which were internally generated. Containers shipped for the period increased by 18% with average prices per container increasing by 14%.

         Gross profit rose to $55.2 million in the current period from $33.7 million for 1994. Of the $21.5 million increase in gross profits, RB&W accounted for 92% of the increase. Consolidated gross margins were 15% of sales in 1995 compared with approximately 17% of sales in 1994. The decline in gross margins was due, in part, to RB&W which has lower gross margins than the Company as a whole. In addition, margins in both the consumer and container products groups declined as a result of increased raw material costs that could not be adequately reflected in pricing and to product mix changes, particularly in the consumer products group.

         Selling, general and administrative costs increased by 49% in the period largely as a result of including RB&W in the consolidated results. As a percentage of sales, consolidated selling, general and administrative costs accounted for 8.5% of the sales dollar in the current period compared to 11.0% in 1994.

         Interest expense increased by $4.8 million in 1995 due to higher levels of debt outstanding during the period. Average debt outstanding for the period increased from $27.8 million in 1994 to $92.0 million in 1995. The increase in borrowings was caused by the acquisition of RB&W, other acquisitions, higher levels of revolving credit debt to support increased sales and to the convertible subordinated debentures issued in May 1994, being outstanding for the entire current period. Interest rates averaged 7.39% versus 7.32% in 1994.

         The income tax benefit of $6.9 million in 1995 primarily results from recording an $8.1 million reduction in the valuation allowance on deferred tax assets. Full realization of future income tax benefits from utilization of net operating loss carryforwards is expected. At December 31, 1995, the Company had net operating loss carryforwards for tax purposes of $16.0 million available to offset future taxable income. Additionally, a subsidiary of the Company has net operating loss carryforwards for tax purposes of approximately $10.0 million, subject to certain limitations. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postemployment benefits. Federal income tax expense for 1995 has been reduced by approximately $5.1 million due to the utilization of net operating loss carryforwards.

1994 VERSUS 1993

         On October 15, 1993, the Company acquired GAMCO by issuing 250,000 shares of common stock valued at $3.1 million in exchange for the outstanding shares of GAMCO. Up to an additional 750,000 shares of common stock could be issued if GAMCO achieves certain income levels during the four-year period ending December 31, 1997. The acquisition has been accounted for as a purchase. As of December 31,1995, 187,500 common shares were earned and an additional 187,500 shares are deemed to have been earned under the earnout provisions and, accordingly, have been included in the computation of earnings per share.

         Net sales increased by 30% in 1994 compared to 1993. This increase is primarily a result of receiving the full impact of acquisitions made in 1993. For 1994, the transportation group's net sales increased by 42% over the prior year with 15% of the increase attributable to internal sales growth and 85% to acquisitions made in 1993. For the consumer products group, net sales increased by 21% largely as a result of acquisitions made by the Company in the fourth quarter of 1993. The container group's net sales increased by 18% primarily due to the acquisition of the Cleveland Container facility in December, 1993.

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

         The income tax benefit of $1.8 million in 1994 primarily results from recording a $2.0 million reduction in the valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards. In 1993, the Federal income tax provision of $242 thousand related primarily to certain subsidiaries not consolidated for Federal income tax purposes and, to the alternative minimum tax. At December 31, 1994, the Company had net operating loss carryforwards for tax purposes of $22 million available to offset future taxable income. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postretirement benefits. Federal income tax expense for the 1994 period has been reduced by approximately $3.5 million ($1.8 million in 1993) due to the utilization of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

         The ratio of current assets to current liabilities was 2.72 at December 31, 1995, compared to 2.20 at December 31, 1994 and 1.79 at December 31, 1993. Working capital increased by $69.1 million to $101.2 million at December 31, 1995, primarily resulting from the acquisition of RB&W.

         During 1995, the Company entered into a new credit agreement with its banks under which it may borrow up to $125 million on an unsecured basis. The agreement which replaced the Company's existing credit facility, consists of a $90 million revolving credit and a $35 million term loan, payable over seven years. As of December 31, 1995, $94.0 million was outstanding under this facility. During 1995, the Company entered into interest rate swap agreements for a notional amount of $50.0 million. These interest rate swap agreements, maturing in 2000, are associated with a portion of the principal balance and term of specific debt obligations. There are no swap agreements that are not designated with outstanding debt. The weighted average pay rate and receive rate under these agreements is 5.83% and 5.88%, respectively, at December 31, 1995. For 1995, the effect of the interest rate swap agreement on operations was not material.

         Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet cash requirements for 1996, including estimated capital expenditures of $14.0 million. The Company's growth during the three-year period ended December 31, 1995, has largely been fueled by acquisitions. In the event additional capital resources are needed for other acquisition opportunities in 1996, the Company believes adequate financing is either in place or would be available.

         During 1995, the Company generated $25.9 million from operations before changes in operating assets and liabilities. After giving effect to changes in the operating accounts of $29.9 million, the Company used $4.0 million in operating activities. This amount coupled with capital expenditures of $13.6 million was funded by an increase in bank borrowings. In addition, the Company borrowed $68.6 million under its revolving credit agreement to fund acquisitions of $35.8 million, primarily RB&W, and to pay off $32.8 million of acquired debt related to the acquisitions.

         During 1994, the Company generated $9.0 million from operations, borrowed $11.4 million under revolving credit arrangements with a bank group and sold $20.9 million, net of financing costs, of 7-1/4% Convertible Senior Subordinated Debentures and $4.2 million of common stock. The combined proceeds were used to fund capital expenditures of $11.8 million, acquisitions of $2.1 million, acquire other capital assets of $2.9 million and retire $26.7 million of bank indebtedness under revolving credit and term loan arrangements.

         For 1993, the Company financed its cash outflows from cash generated from operations and bank borrowings. For the year, the Company generated $4.9 million from operations, and borrowed $9.9 million from its revolving credit with a bank. These funds were used primarily to finance capital expenditures, plant and equipment of $5.0 million, fund acquisitions of $6.9 million and to repay bank borrowings of $2.1 million.

         Long-term debt and the convertible senior subordinated debentures represented 55% of the Company's capital at December 31, 1995, 41% at December 31, 1994 and 58% at December 31, 1993.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

         The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement No. 123, "Accounting for Stock-based Compensation". The Company is required to adopt Statement No. 121 during the first quarter of 1996 and Statement No. 123 during 1996.

The adoption of these statements in 1996 will not have a material effect on the Company's consolidated financial position or results of operations.

IMPACT OF INFLATION
-------------------

         Although inflation was not a significant factor in 1995, the Company continues to seek ways to cope with its impact. To the extent permitted by competition, the Company's operations generally attempt to pass on increased costs by increasing sales prices over time. The Company generally uses both the LIFO and FIFO methods of accounting for its inventories. Under the LIFO method, accounting for 31% of inventory valuation, the cost of products sold reported in the consolidated financial statements approximates current production costs. Under the FIFO method, accounting for 69% of inventory valuation, current costs are generally reflected in cost of products sold as manufactured product is sold. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

OTHER
-----

         Governmental agencies have identified eight disposal sites for clean-up under Superfund and similar laws to which the Company has been named a Potential Responsible Party. The Company is participating in the cost of certain clean-up efforts. However, the Company's share of such costs has not been material and is not expected to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




  Index to Consolidated Financial Statements and Supplementary Financial Data





                                                                          Page

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . 15

Financial Statements:
    Consolidated balance sheets - December 31, 1995 and 1994   . . . . . . . . 16

    Consolidated statements of income - Years ended
      December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . 17

    Consolidated statements of shareholders' equity - Years ended
      December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . 18

    Consolidated statements of cash flows - Years ended
      December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . 19

    Notes to consolidated financial statements   . . . . . . . . . . . .  20 - 29

Supplementary Financial Data:
    Selected quarterly financial data (unaudited) - Years
      ended December 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . 30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




Board of Directors and Shareholders
Park-Ohio Industries, Inc.



We have audited the consolidated financial statements of Park-Ohio Industries, Inc. and subsidiaries listed in the index at Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                   /s/  Ernst & Young LLP




Cleveland, Ohio
February 22, 1996

CONSOLIDATED BALANCE SHEETS
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                             December 31
                                                                                                             -----------
                                                                                                  1995                       1994
                                                                                                  ----                       ----
                                                                                                        (In Thousands)
    Assets

    Current Assets
      Cash and cash equivalents                                                             $        2,662            $        2,172
      Accounts receivable, less allowances for doubtful accounts
        of $962,000 in 1995 and $394,000 in 1994                                                    61,787                    27,165
      Inventories                                                                                   83,177                    25,651
      Deferred taxes                                                                                 8,000                     2,000
      Other current assets                                                                           4,394                     1,845
                                                                                            --------------            --------------
                                                                    Total Current Assets           160,020                    58,833

    Property, Plant and Equipment
      Land and land improvements                                                                     3,349                     2,925
      Buildings                                                                                     29,497                    24,096
      Machinery and equipment                                                                      104,878                    84,860
                                                                                            --------------            --------------
                                                                                                   137,724                   111,881
      Less accumulated depreciation                                                                 67,373                    61,246
                                                                                            --------------            --------------
                                                                                                    70,351                    50,635

    Excess purchase price over net assets acquired, net                                             44,070                    16,727
    Deferred taxes                                                                                  15,400                       -0-
    Other assets                                                                                    17,129                     8,420
                                                                                            --------------            --------------

                                                                                            $      306,970            $      134,615
                                                                                            ==============            ==============
    Liabilities and Shareholders' Equity
    Current Liabilities
      Trade accounts payable                                                                $       34,769            $       15,353
      Accrued expenses                                                                              18,067                     8,884
      Current portion of long-term liabilities                                                       5,971                     2,469
                                                                                            --------------            --------------
                                                               Total Current Liabilities            58,807                    26,706

    Long-Term Liabilities, less current portion
      Long-term debt                                                                                92,450                     9,513
      Other postretirement benefits                                                                 30,561                    27,800
      Other                                                                                          6,963                     1,646
                                                                                            --------------            --------------
                                                                                                   129,974                    38,959

    Convertible Senior Subordinated Debentures                                                      22,235                    22,235

    Shareholders' Equity
      Capital stock, par value $1 a share
        Serial preferred stock:
          Authorized - 632,470 shares; Issued - none                                                   -0-                       -0-
        Common stock:
          Authorized - 20,000,000 shares
            Issued and outstanding - 10,401,831 shares in 1995 and
              8,191,810 in 1994                                                                     10,402                     8,192
      Additional paid-in capital                                                                    49,184                    26,189
      Retained earnings                                                                             36,368                    12,334
                                                                                            --------------            --------------
                                                                                                    95,954                    46,715
                                                                                            --------------            --------------
                                                                                            $      306,970            $      134,615
                                                                                            ==============            ==============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                            Year Ended December 31
                                                                                             ----------------------

                                                                             1995                    1994                 1993
                                                                             ----                    ----                 ----
                                                                                   (In Thousands, Except Per Share Data)


Net sales                                                                   $   371,430          $   191,527          $   147,168
Cost of products sold                                                           316,213              157,862              121,799
                                                                            -----------          -----------          -----------
                                                           Gross profit          55,217               33,665               25,369
Selling, general and administrative expenses                                     31,373               21,049               17,854
                                                                            -----------          -----------          -----------
                                                       Operating income          23,844               12,616                7,515
Interest expense                                                                  6,710                1,958                1,242
                                                                            -----------          -----------          -----------
                                             Income before Income Taxes          17,134               10,658                6,273

Income taxes (benefit)                                                           (6,900)              (1,826)                 242
                                                                            -----------          -----------          -----------
                                                             Net Income     $    24,034          $    12,484          $     6,031
                                                                            ===========          ===========          ===========

Net income per common share                                                 $      2.34          $      1.49          $       .90
                                                                            ===========          ===========          ===========

Common shares used in the computation                                            10,257                8,092                6,642

Preferred dividends per share                                               $       -0-          $       -0-          $       .75



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES





                                          Cumulative
                                          Convertible                             Additional
                                          Preferred              Common            Paid-in           Retained
                                            Stock                Stock             Capital           Earnings             Total
                                         ------------        -------------      --------------     -------------      ------------
                                                                                (In Thousands)
Balance at January 1, 1993               $        37         $     6,457        $     8,455        $    (6,154)       $     8,795
Net income                                                                                               6,031              6,031
Conversion of 24,667
     preferred shares
     into 49,334 common
     shares                                      (24)                 48                (24)                                  -0-
Redemption of preferred
     shares                                      (13)                                  (178)                                 (191)
Acquisitions of General
     Aluminum Mfg. Company
     and Gilchrist Kustom
     Molders, Inc.                                                   264              3,052                                 3,316
Preferred stock cash
     dividends                                                                                             (27)               (27)
Issuance of common shares
     upon exercise of stock
     options                                                           2                  7                                     9
                                         -----------         -----------        -----------        -----------        -----------
Balance at December 31,1993                      -0-               6,771             11,312               (150)            17,933
Net income                                                                                              12,484             12,484
Issuance of Kay Home
     Products earn-out shares                                      1,150             10,925                                12,075
Sale of common stock                                                 271              3,952                                 4,223
                                         -----------         -----------        -----------        -----------        -----------
Balance at December 31, 1994                     -0-               8,192             26,189             12,334             46,715
Net income                                                                                              24,034             24,034
Acquisition of RB&W
     Corporation                                                   2,023             21,251                                23,274
Issuance of General
     Aluminum Mfg. Company
     earn-out shares                                                 187              1,744                                 1,931
                                         -------------       -----------        -----------        -----------        -----------
Balance at December 31, 1995             $       -0-         $    10,402        $    49,184        $    36,368        $    95,954
                                         =============       ===========        ===========        ===========        ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                                 Year Ended December 31
                                                                                                 ----------------------

                                                                                          1995             1994             1993
                                                                                          ----             ----             ----
                                                                                                       (In Thousands)

OPERATING ACTIVITIES
     Net Income                                                                         $ 24,034         $ 12,484         $  6,031
     Adjustments to reconcile net income to net cash
         provided:
           Depreciation and amortization                                                  10,002            5,888            4,936
           Tax benefit resulting from reduction of
               valuation allowance on deferred tax assets                                 (8,100)          (2,000)             -0-
                                                                                          ------           ------         --------
                                                                                          25,936           16,372           10,967
       Changes in operating assets and liabilities excluding
              acquisitions of businesses:
         Accounts receivable                                                              (3,595)          (1,820)          (2,485)
         Inventories                                                                     (15,402)          (6,201)          (2,826)
         Accounts payable and accrued expenses                                            (6,328)           2,573           (1,343)
         Other                                                                            (4,603)          (1,897)             598
                                                                                          ------           ------         --------
                                                                                         (29,928)          (7,345)          (6,056)
                                                                                         -------           ------           ------
                              Net Cash Provided (Used) by Operating Activities            (3,992)           9,027            4,911

INVESTING ACTIVITIES
     Purchases of property, plant and equipment, net                                     (13,632)         (11,749)          (4,992)
     Costs of acquisitions                                                               (35,793)          (2,114)          (6,886)
     Other                                                                                   -0-           (2,909)            (548)
                                                                                        --------         --------         --------
                                         Net Cash Used by Investing Activities           (49,425)         (16,772)         (12,426)

FINANCING ACTIVITIES
     Proceeds from bank arrangements related to acquisitions                              68,580              -0-              -0-
     Proceeds from bank arrangements for operations                                       18,389           11,350            9,900
     Payments on acquired debt                                                           (32,787)             -0-              -0-
     Payments on long-term debt                                                             (275)         (26,661)          (2,148)
     Proceeds from convertible senior subordinated
         debentures, net                                                                     -0-           20,872              -0-
     Issuance of common stock                                                                -0-            4,223              -0-
     Other                                                                                   -0-              -0-             (218)
                                                                                        --------         --------         --------
                                     Net Cash Provided by Financing Activities            53,907            9,784            7,534
                                                                                        --------         --------         --------
                                         Increase in Cash and Cash Equivalents               490            2,039               19
                                Cash and Cash Equivalents at Beginning of Year             2,172              133              114
                                                                                        --------         --------         --------
                                      Cash and Cash Equivalents at End of Year          $  2,662         $  2,172         $    133
                                                                                        ========         ========         ========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

December 31, 1995, 1994 and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $6,474,000 and $7,144,000 higher than reported at December 31, 1995 and 1994, respectively.

    Major Classes of Inventories
    ----------------------------
                                                                           December 31
                                                                           -----------
                                                                      1995             1994
                                                                     -------          -------
                                                                         (In Thousands)
         In-process and finished goods                              $ 59,964         $ 14,496
         Raw materials and supplies                                   23,213           11,155
                                                                    --------         --------
                                                                    $ 83,177         $ 25,651
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

EXCESS PURCHASE PRICE OVER NET ASSETS ACQUIRED: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note B) over twenty-five years using the straight-line method. Management periodically evaluates for possible impairment the current value of these intangibles through cash flow and income analyses of the acquired businesses. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 121 establishes accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt Statement No. 121 during the first quarter of 1996. The financial statement effect of adoption will not be material.

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

INCOME TAXES: Effective January 1, 1993, the Company began accounting for income taxes under the liability method by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement No. 109, the liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the current enacted tax rates. The adoption of FASB No. 109 had no effect on the Company's financial position or results of operations as net deferred tax assets as of January 1, 1993 were not recognized due to the Company's net operating loss carryforwards.

NET INCOME PER COMMON SHARE: Net income per common share is based on the average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible senior subordinated debentures which were issued in 1994. Fully diluted earnings per share were $2.23 in 1995 and $1.49 in 1994.

INTEREST RATE SWAP AGREEMENTS: The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt.
Each interest rate swap agreement is designated with a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates of the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. There are no swap agreements that are not designated with outstanding debt.

REVENUE RECOGNITION: For the majority of its operations, the Company recognizes revenues upon shipment of its product. Revenues on long-term contracts for the sale of capital equipment are recognized using the percentage of completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage each contract's cost to date bears to the total estimated cost. The recognition of profit, based upon anticipated final costs, is made only after evaluation of the contract status at critical milestones. The Company's contracts generally provide for billing of customers. Revenues earned on contracts in process in excess of billings are classified in other current assets in the accompanying balance sheet.

ENVIRONMENTAL: The Company expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

CONCENTRATION OF CREDIT RISK: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers historical trends and other information. As of December 31, 1995 the Company had uncollateralized receivables with four transportation industry customers with several locations approximating $15,300,000 which represents 25% of the Company's trade accounts receivable. During 1995, sales to these customers amounted to approximately $76,300,000 which represents 21% of the Company's revenue.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1995 presentation.

NOTE B - ACQUISITIONS

    On March 31, 1995, the Company acquired all of the shares of RB&W Corporation ("RB&W") in exchange for 2,023,000 shares of the Company's common stock ($11.50 market value as of March 31, 1995) and cash of $30,968,000. The transaction has been accounted for as a purchase and, accordingly, the operations of RB&W have been included since that date.

    The table below reflects the current value of the net assets acquired of RB&W:

                                                                                                  (In Thousands)

             Cash                                                                                     $    510
             Accounts receivable                                                                        29,551
             Inventories                                                                                36,731
             Property, plant and equipment                                                               5,591
             Excess purchase price over net assets acquired                                             24,900
             Deferred tax assets                                                                        13,300
             Other assets                                                                               12,620
             Notes payable                                                                             (28,739)
             Trade accounts payable                                                                    (21,524)
             Accrued expenses                                                                           (8,398)
             Long-term liabilities                                                                     (10,300)
                                                                                                      ---------
                                                                                                      $ 54,242
                                                                                                      =========

    The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                           1995                    1994
                                                                       ------------            ------------
                                                                      (In Thousands - except Per Share Data)
                 Net sales                                             $ 418,462                  $ 359,819
                 Gross profit                                             60,712                     56,119
                 Net income                                               23,018                     12,883
                 Net income per common share                               $2.13                      $1.22

    During 1995, the Company also purchased certain assets of four companies for a total cost of $6,400,000 which includes $1,500,000 for Ajax Manufacturing Company, purchased from a related party. The operations of these businesses prior to the dates of acquisition were not material to the Company.

    On October 15, 1993, the Company acquired General Aluminum Mfg. Company ("GAMCO") from a related party, by issuing 250,000 shares of its common stock valued at $3,127,000, in exchange for the outstanding shares of GAMCO. An additional 187,500 shares of common stock valued at $1,931,250, which represents purchase price in excess of net assets acquired, were issued in March, 1995 as a result of GAMCO achieving a certain income level during 1994 as specified in the purchase agreement. Up to an additional 562,500 shares of common stock may be issued if GAMCO achieves certain income levels during the three-year period ending December 31, 1997. Throughout 1995, 187,500 of the remaining 562,500 shares were included in the earnings per share calculation as it appeared likely such shares would be issued pursuant to this agreement. The acquisition has been accounted for as a purchase.

    On June 30, 1992, the Company acquired substantially all of the assets of Kay Home Products, Inc. ("KHP") from a related party in consideration of the assumption of certain of the liabilities of KHP and an initial issuance of 850,000 shares of common stock valued at $3,825,000. An additional 1,150,000 shares of common stock valued at $12,075,000, which represents purchase price in excess of net assets acquired, were issued in September, 1994 as a result of KHP achieving certain income levels for the two-year period ended June 30, 1994 as specified in the purchase agreement. The acquisition has been accounted for as a purchase.

    In 1994, the Company purchased certain assets and a product line from a company for a total cost of $2,114,000. In 1993, the Company also purchased certain assets and product lines from four companies for a total cost of $7,023,000, which includes the issuance of 18,000 common shares valued at $193,500. The operations of these businesses prior to the dates of acquisition were not material to the Company.

NOTE C - ACCRUED EXPENSES

Accrued expenses include the following:
                                                                                              December 31
                                                                                              -----------
                                                                                       1995             1994
                                                                                     --------         --------
                                                                                          (In Thousands)
Self-insured liabilities                                                                $  1,269         $  1,023
Warranty and installation accruals                                                         2,060            2,000
Accrued payroll and payroll-related items                                                  3,442            1,663
State and local taxes                                                                      1,317              705
Advance billings                                                                           1,301              755
Acquisition liabilities                                                                    2,196              -0-
Interest payable                                                                             780              -0-
Sundry                                                                                     5,702            2,738
                                                                                        --------         --------
                                                                       Totals           $ 18,067         $  8,884
                                                                                        ========         ========

NOTE D - FINANCING ARRANGEMENTS

Long-term debt consists of the following:
                                                                                           December 31
                                                                                           -----------
                                                                                       1995             1994
                                                                                     --------         --------
                                                                                          (In Thousands)
Term loan, payable in quarterly installments of
    $1,250,000 commencing June 30, 1996 through
    December 31, 2001, final payment due March 31,
    2002                                                                                $ 35,000
Revolving credit maturing on March 31, 1999                                               59,000         $  7,000
Industrial Revenue Bond, Boaz, Alabama, 9.25%, due
  through 2000                                                                             1,300            1,400
GAMCO, payable in monthly installments through November 1,
  2003, interest at 3%                                                                       703              781
Other                                                                                        500              585
                                                                                        --------         --------
                                                                                          96,503            9,766
Less current maturities                                                                    4,053              253
                                                                                        --------         --------
                                                            Totals                      $ 92,450         $  9,513
                                                                                        ========         ========

    Maturities of long-term debt during each of the five years following December 31, 1995 are approximately $4,053 in 1996, $5,330 in 1997, $5,325 in
1998, $64,523 in 1999 and $7,304 in 2000.

    During 1995, the Company entered into a new credit agreement with a group of banks under which it may borrow up to $125,000,000 ($35,000,000 term loan and $90,000,000 revolving credit commitments, respectively) on an unsecured basis. Interest is payable quarterly at the prime lending rate (8.5% at December 31, 1995) or at the Company's election, at LIBOR plus a percentage which fluctuates based on specific financial ratios (which aggregated 7.3% at December 31, 1995). The weighted average rate on borrowings was 7.3% at December 31, 1995. The credit agreement expires on March 31, 1999 and replaced the previous credit agreements of the Company.

    The Company has agreements on which $7,000,000 in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 1% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1995, in addition to amounts borrowed under the revolving credit agreement, there is $4,148,000 outstanding primarily for standby letters of credit. A fee of 1/4% is imposed by the bank on the unused portion of available borrowings.

    The credit agreement contains limitations on borrowings, investments, lease rentals, capital expenditures and acquisitions or mergers, and requires maintenance of specific financial ratios and a minimum net worth.

    As of December 31, 1995 the Company has interest rate swap agreements for notional borrowings of $50 million in which the Company pays a fixed rate and receives a floating rate equal to the three month LIBOR rate. The weighted average pay rate and receive rate under these agreements is 5.83% and 5.88%, respectively. These agreements mature during 2000.

    During 1994, the Company sold $22,235,000 of its 7-1/4% convertible senior subordinated debentures and $4,200,000 of its common stock at $15.75 a share. The debentures are convertible into shares of the Company's common stock at a price of $19.32 per share or a rate of 51.76 shares per $1,000 principal amount of debentures and are subordinated to all senior indebtedness of the Company. Interest is payable semi-annually.

NOTE E - INCOME TAXES

Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                                          December 31
                                                                                       1995             1994
                                                                                     --------         --------
                                                                                        (In Thousands)
Deferred tax assets:
  Postretirement benefit obligation                                                  $11,200          $10,100
  Tax net operating loss carryforwards                                                 9,000            8,100
  Inventory                                                                            4,300              -0-
  Tax credits                                                                          1,200              600
  Other - net                                                                          5,600            2,600
                                                                                     -------          -------
    Total deferred tax assets                                                         31,300           21,400
Deferred tax liabilities:
  Tax over book depreciation                                                           5,700            5,100
  Pension                                                                              2,200            1,100
                                                                                     -------          -------
    Total deferred tax liabilities                                                     7,900            6,200
                                                                                     -------          -------
Net deferred tax assets                                                               23,400           15,200
Valuation allowance for deferred tax assets                                              -0-          (13,200)
                                                                                     -------          -------
    Net deferred tax assets                                                          $23,400          $ 2,000
                                                                                     =======          =======

    As of December 31, 1995, the Company reduced by $8,100,000 the remaining valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards as full realization of these assets is expected.

    The reasons for the difference between income taxes (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                                         Years Ended December 31
                                                                         -----------------------
                                                                      1995       1994        1993
                                                                    --------   --------    --------
                                                                            (In Thousands)
Computed statutory amount                                           $ 5,800     $ 3,643     $ 2,051
Effect of state income taxes payable                                    500         -0-         -0-
Utilization of net operating loss carryforwards                      (5,100)     (3,469)     (1,809)
Reduction in valuation allowance for deferred
  tax assets                                                         (8,100)     (2,000)        -0-
                                                                    -------     -------     -------
                                           Income taxes (benefit)   $(6,900)    $(1,826)    $   242
                                                                    =======     =======     =======

    At December 31, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $16,000,000 available to offset future taxable income which expire in 2001 to 2007. Additionally, a subsidiary of the Company has net operating loss carryforwards for tax purposes of approximately $10,000,000, subject to certain limitations, which expire in 2001 to 2007.

NOTE F - STOCK OPTIONS

    Under the provisions of the Company's 1992 Stock Option Plan, incentive stock options or non-statutory options to purchase 850,000 shares of the Company's stock may be granted to officers and other key employees at the market price on the respective date of grant. The option rights are exercisable only if and after the employee shall have remained in the employ of the Company for one year from the date the option is granted. At December 31, 1995, there were a total of 540,500 options outstanding under the Plan; 200,000 of such options became 100% exercisable after two years from the date of grant at option prices ranging from $3.813 - $5.125 a share and terminate five years from the option date; 340,500 of such options become 100% exercisable after three years from the date of grant at option prices ranging from $9.125 - $14.25 a share and terminate ten years from the option date. During 1995 and 1994, no options under this Plan were exercised. At December 31, 1995, there were 269,000 options exercisable at $3.813 - $13.625 a share.

    The Company is currently planning to adopt the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" in 1996.

NOTE G - LEGAL PROCEEDINGS

    The Company becomes involved in litigation arising out of its normal business activities. In the opinion of management, the Company's liability, if any, under any pending litigation would not have a material effect on its financial position or results of operations.

NOTE H - PENSIONS

    A summary of the components of net periodic pension credit for the defined benefit plans and the total contributions charged to pension expense for the defined contribution plans is as follows:

                                                                            Years Ended December 31
                                                                            -----------------------
                                                                      1995             1994             1993
                                                                    --------         --------         --------
                                                                                  (In Thousands)
Defined benefit plans:
    Service cost                                                    $    287         $    128         $    175
    Interest cost                                                      3,410            1,558            1,718
    Actual return on assets                                          (11,174)              90           (2,197)
    Net amortization and deferral                                      6,632           (2,242)             (61)
                                                                    --------         --------         --------
    Net periodic pension credit of defined
      benefit plans                                                     (845)            (466)            (365)
Defined contribution plans                                               802              773              882
                                                                    --------         --------         --------
                          Total pension expense                     $    (43)        $    307         $    517
                                                                    =========        ========         ========


Assumptions used in the accounting for the defined benefit pension plans were as follows:

                                                                       December 31
                                                                       -----------
                                                                     1995      1994
                                                                    -------  --------
Weighted average discount rate                                        7.5%     8.5%
Expected long-term rate of return on assets                           8.5      9.5

    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994 for the Company's defined benefit pension plans.

                                                                                       December 31
                                                                                       -----------
                                                                                       1995    1994
                                                                                      ------  ------
                                                                                      (In Thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation                                                        $44,223  $18,211
                                                                                     =======  =======
Accumulated benefit obligation                                                       $45,872  $19,108
                                                                                     =======  =======
Plan assets at fair value                                                            $58,563  $21,772
Projected benefit obligation                                                          46,308   19,108
                                                                                     -------  -------

Plan assets in excess of projected benefit
    obligation                                                                        12,255    2,664
Unrecognized net gain                                                                 (2,956)    (274)
Unrecognized prior service cost                                                        1,436    1,383
Unrecognized net asset at January 1, 1987 net of
  amortization                                                                          (231)    (345)
                                                                                     -------  -------
Net pension asset included in other assets                                           $10,504  $ 3,428
                                                                                     =======  =======

    As a result of the RB&W acquisition, the net pension asset recorded by the Company increased by $6,192,000.

    The plans' assets at December 31, 1995 and 1994 are invested in listed stocks, bonds and unallocated insurance contracts.

NOTE I - OTHER POSTRETIREMENT BENEFITS

    The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees. Employees may become eligible for benefits if they qualify for retirement while working for the Company.

    The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994:


                                                                                          December 31
                                                                                     --------------------
                                                                                       1995        1994
                                                                                       ----        ----
                                                                                        (In Thousands)
Accumulated postretirement benefit obligation
  Retirees                                                                          $ 18,460       $ 16,495
  Fully eligible active plan participants                                                445            218
  Other active plan participants                                                       1,626            818
                                                                                    --------       --------

         Accumulated Postretirement Benefit Obligations                               20,531         17,531

  Unrecognized net gain                                                               10,851         12,146
                                                                                    --------       --------

         Accrued Postretirement Benefit Obligations                                 $ 31,382       $ 29,677
                                                                                    ========       ========

As a result of the RB&W acquisition, the liability for postretirement benefits other than pensions increased by $3,073,000.

    Net periodic benefit cost includes the following components for the years ended December 31, 1995, 1994 and 1993:


                                                                  December 31
                                                             ---------------------
                                                             1995        1994       1993
                                                             ----        ----       ----
                                                                 (In Thousands)

Service cost                                                $    92     $    58    $    56
Interest cost                                                 1,559       1,476      1,744
Net amortization and deferral                                  (819)       (620)      (611)
                                                             ------      ------    -------

    Net Periodic Postretirement Benefit Cost                $   832     $   914    $ 1,189
                                                            =======     =======    =======


    The accumulated postretirement benefit obligation ("APBO") was determined using assumed discount rates of 7.5%, 8.5% and 7.5% for 1995, 1994 and 1993, respectively. The assumed annual health care trend rate for retirees younger than 65 was 9.5% in 1995 (10% in 1994 and 11% in 1993) decreasing to 6.0% in 2004. The assumed annual health care trend rate for retirees aged 65 and over will decrease to 5.5% in 2004. A 1% change in the trend rate would increase the APBO by 6.6% and annual expense by 12%.

NOTE J - LEASES

    Rental expense for 1995, 1994 and 1993 was $4,797,000, $2,348,000 and
$2,008,000, respectively. Future minimum lease commitments during each of the five years following December 31, 1995 are as follows: $3,820,000 in 1996, $2,688,000 in 1997, $1,536,000 in 1998, $906,000 in 1999 and $722,000 in 2000.

NOTE K - INDUSTRY SEGMENTS

    The Company operates in four principal industry groups: container products, transportation, consumer products and logistics. The container products group includes the manufacture of plastic containers for the food, industrial coatings and building products industries. The transportation group manufactures industrial products for the airline, automotive, locomotive and trucking industries and includes forged and machined products, metal forming, induction heating systems, permanent mold castings and industrial rubber products. Forged and machined products include the production, machining and finishing of closed die forgings produced by the Company and others. Metal forming includes the engineering and manufacturing of fasteners, cold formed products and related hardware. Induction heating systems include the engineering and manufacturing of induction heating machinery used for a variety of purposes such as surface hardening, brazing, soldering, melting, and welding. Permanent mold castings include the production and machining of permanent mold aluminum parts. Industrial rubber products include custom made molded and lathe cut goods and items requiring rubber-to-metal bonding. The consumer products group manufactures and distributes molded plastic and metal indoor and outdoor products for the housewares industry. The logistics group provides supply chain management of various commodity products primarily fasteners, principally to original equipment manufacturers.

    The Company's sales are made through its own sales organization, distributors and representatives. Intersegment metal forming sales to the Logistics Group of $4,309,000 are eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Operating income is total revenue less operating expenses, excluding interest and unallocated income and expense (net). Identifiable assets by industry segment include assets directly identified with those operations.

    Corporate assets generally consist of cash and cash equivalents, deferred tax assets, and other assets.

                                                                                              Years Ended December 31
                                                                                              -----------------------
                                                                                      1995              1994               1993
                                                                                      ----              ----               ----

                                                                                                   (In Thousands)
Net Sales
     Container products group                                                   $   81,929         $   62,311         $   52,696
     Transportation group                                                          155,900            101,427             71,332
     Consumer products group                                                        25,100             27,789             23,140
     Logistics group                                                               108,501                -0-                -0-
                                                                                ----------         ----------         ----------
                                                                     Net Sales  $  371,430         $  191,527         $  147,168
                                                                                ==========         ==========         ==========
Operating Income
     Container products group                                                   $    5,470         $    4,525         $    2,903
     Transportation group                                                           12,828              7,560              3,538
     Consumer products group                                                         1,406              3,451              3,274
     Logistics group                                                                 8,217                -0-                -0-
                                                                                ----------         ----------         -----------
                                                                                    27,921             15,536              9,715
     Amortization of excess purchase price over
       net assets acquired                                                          (1,663)              (285)               (70)
     Corporate costs                                                                (2,414)            (2,635)            (2,130)
                                                                                ----------         ----------         ----------
                                                              Operating Income  $   23,844         $   12,616         $    7,515
                                                                                ==========         ==========         ==========

Identifiable Assets
     Container products group                                                   $   39,283         $   33,570         $   23,420
     Transportation group                                                          129,101             58,433             54,145
     Consumer products group                                                        33,013             32,418             19,195
     Logistics group                                                                93,876                -0-                -0-
     General corporate                                                              11,697             10,194                904
                                                                                ----------         ----------         ----------
                                                                  Total Assets  $  306,970         $  134,615         $   97,664
                                                                                ==========         ==========         ==========

Depreciation and Amortization Expense
     Container products group                                                   $    3,654         $    2,675         $    2,309
     Transportation group                                                            4,161              2,563              1,990
     Consumer products group                                                         1,453                650                637
     Logistics group                                                                   734                -0-                -0-
                                                                                ----------         ----------         ----------
                                   Total Depreciation and Amortization Expense  $   10,002         $    5,888         $    4,936
                                                                                ==========         ==========         ==========

Capital Expenditures
     Container products group                                                   $    7,322         $    7,932         $    1,765
     Transportation group                                                            4,977              3,538                561
     Consumer products group                                                           234                279              2,666
     Logistics group                                                                 1,099                -0-                -0-
                                                                                ----------         ----------         ----------
                                                    Total Capital Expenditures  $   13,632         $   11,749         $    4,992
                                                                                ==========         ==========         ==========


    The Company's transportation group had sales of $32,200,000 in 1995 and $28,000,000 in 1994 to Ford Motor Company (8.7% and 14.6% of consolidated net sales, respectively).

                          SUPPLEMENTARY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                Quarter Ended
                                                                                                -------------

1995                                                                    March 31         June 30          Sept. 30         Dec. 31
----                                                                    --------         -------          --------         -------

                                                                                   (In Thousands, Except Per Share Data)

Net sales                                                              $ 62,810         $109,420         $ 98,616         $100,584
Gross profit                                                             10,483           16,025           13,275           15,434
Net income                                                             $  3,740         $  4,821         $  3,014         $ 12,458
                                                                       ========         ========         ========         ========
Net income per common share                                            $   0.43         $   0.45         $   0.28         $   1.15
                                                                       ========         ========         ========         ========



                                                                                                Quarter Ended
                                                                                                -------------

1994                                                                   March 31         June 30          Sept. 30         Dec. 31
----                                                                   --------         -------          --------         -------

                                                                                     (In Thousands, Except Per Share Data)

Net sales                                                              $ 52,288         $ 49,394         $ 44,183         $ 45,662
Gross profit                                                              9,538            8,576            6,811            8,740
Net income                                                             $  3,138         $  3,273         $  1,640         $  4,433
                                                                       ========         ========         ========         ========
Net income per common share                                            $   0.40         $   0.39         $   0.17         $   0.52
                                                                       ========         ========         ========         ========


Note A  -    On March 31, 1995, the Company acquired all of the shares of RB&W
             Corporation in exchange for 2,203,000 shares of the Company's common stock and cash. The transaction was accounted for as a purchase and, accordingly, the operations of RB&W have been included since that date.

Note B - In the fourth quarter of 1995 and 1994, the Company reduced by $8,100,000 and $2,000,000, respectively, the valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards and postretirement obligations.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT

    The information contained in "Election of Directors" on page 2 of Park-Ohio's Proxy Statement, dated April 17, 1996, is incorporated herein by reference. Information relating to executive officers of Park-Ohio is contained under Part I of this Annual Report on Form 10-K.

    Information required by Item 405 of Regulation S-K contained under the heading "Beneficial Ownership of Shares" on pages 4 and 5 of Park-Ohio's Proxy Statement, dated April 17, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information relating to executive compensation contained under the headings "Certain Matters Pertaining to the Board of Directors" on pages 5 and 6, "Executive Compensation" on pages 6 and 7, and "Information Concerning Executive Officers - Executive Agreements" on page 10, of Park-Ohio's Proxy Statement, dated April 17, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

    The information contained under the heading "Beneficial Ownership of Shares" on pages 4 and 5 of Park-Ohio's Proxy Statement, dated April 17, 1996, relating to the beneficial ownership of Park-Ohio's Common Stock is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information concerning related transactions contained under the heading "Information Concerning Executive Officers - Related Transactions" on page 10 of Park-Ohio's Proxy Statement, dated April 17, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                               Page
                                                                                                                               ----
  (a)(1) The following financial statements are included in Part II, Item 8:

                Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 15

                Financial Statements

                     Consolidated balance sheets - December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . .. . . . . . . 16

                     Consolidated statements of income - years ended December 31, 1995,
                     1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 17

                     Consolidated statements of shareholders' equity - years ended
                     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 18

                     Consolidated statements of cash flows - years ended December 31, 1995,
                     1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 19

                     Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .  20 - 29

                Selected quarterly financial data (unaudited) - years ended December 31,
                1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 30


    (3)  Exhibits included herein:
             (3)(A)  Amended Articles of Incorporation of Park-Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ****

             (3)(B)  Code of Regulations of Park-Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ****

                     Instruments defining the rights of security holders:

             (4)(A)  See Exhibits (3)(A) and (B)

             (4)(B)  Revolving Loan and Credit Agreement among Park-Ohio Industries, Inc., Society National Bank, The
                     Huntington National Bank, and NBD Bank, N.A., dated April 11, 1995.  . . . . . . . . . . . . . . . . . . *****

             (4)(C)  Indenture dated May 3, 1994 between Park-Ohio Industries, Inc. and Society Bank, Michigan, as Trustee. .   ***

             (10)(A) Form of Indemnification Agreement entered into between Park-Ohio
                     Industries, Inc. and each of its directors and certain officers . . . . . . . . . . . . . . . . . . . .     *

             (10)(B) Amended and Restated Plan and Agreement of Merger dated February 6, 1995 among Park-Ohio
                     Industries, Inc., P.O. Acquisition Company, Inc. and RB&W Corporation . . . . . . . . . . . . . . . . .  *****

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

             (10)(C)      Plan and Agreement of Merger dated October 1, 1993 among
                          Park-Ohio Industries, Inc., PO Acquisition Company, Inc.,
                          General Aluminum Mfg. Company and Edward F. Crawford  . . . . . . . . . . . . . . . . . . . . . . .   **

             (10)(D)      Park-Ohio Industries, Inc. Amended and Restated 1992 Stock Option Plan  . . . . . . . . . . . . . ******

             (10)(E)      Escrow Agreement dated October 15, 1993 among Park-Ohio Industries, Inc., Edward F. Crawford and The Huntington Trust Company, N.A.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . **

             (10)(F)      Employment Agreement between Park-Ohio Industries, Inc. And John J. Murray dated effective January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  *******

             (11)         Computation of Net Income Per Common Share

             (21)         List of Subsidiaries of Park-Ohio Industries, Inc.

             (23)         Consent of Independent Auditors

             (27)         Financial Data Schedule (Electronic Filing Only)

---------------------------

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

***** These documents were part of the registrant's Form S-4 (No. 33-87230) filed with the Commission on December 9, 1994, as amended.

****** These documents were filed as part of the registrant's Report on Form 10-Q filed with the Commission on May 12, 1995.

******* These documents were filed as part of the registrant's Report on Form 10-Q filed with the Commission on August 14, 1995.


(b) Reports on Form 8-K filed in the fourth quarter of 1995:

             None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PARK-OHIO INDUSTRIES, INC.
                                             (Registrant)




                                        By /s/ RONALD J. COZEAN
                                           ------------------------
                                           Ronald J. Cozean,
                                           Secretary

Date:  March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ EDWARD F. CRAWFORD          Chairman and Chief Executive             )
-------------------------------     Officer (Principal Executive             )
       Edward F. Crawford           Officer) and Director                    )
                                                                             )
                                                                             )
    /s/ JOHN J. MURRAY              President and Chief Operating            )
-------------------------------     Officer and Director                     )
        John J. Murray                                                       )
                                                                             )
                                                                             )
    /s/ JAMES S. WALKER             Vice President and Chief                 )
-------------------------------     Financial Officer (Principal             )
       James S. Walker              Financial and Accounting                 )
                                    Officer)                                 )
                                                                             ) March 29, 1996
    /s/ LEWIS E. HATCH, JR.         Director                                 )
-------------------------------                                              )
      Lewis E. Hatch, Jr.                                                    )
                                                                             )
                                                                             )
    /s/ THOMAS E. MCGINTY           Director                                 )
-------------------------------                                              )
      Thomas E. McGinty                                                      )
                                                                             )
                                                                             )
  /s/ LAWRENCE O. SELHORST          Director                                 )
-------------------------------                                              )
    Lawrence O. Selhorst                                                     )
                                                                             )
                                                                             )
    /s/ RICHARD S. SHEETZ           Director                                 )
-------------------------------                                              )
      Richard S. Sheetz                                                      )
                                                                             )
                                                                             )
      /s/ JAMES W. WERT             Director                                 )
-------------------------------                                              )
        James W. Wert                                                        )

                          ANNUAL REPORT ON FORM 10-K
                          PARK-OHIO INDUSTRIES, INC.

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                 EXHIBIT INDEX


 EXHIBIT
---------
  (11)          Computation of Net Income Per Common Share
  (21)          List of Subsidiaries of Park-Ohio Industries, Inc.
  (23)          Consent of Independent Auditors
  (27)          Financial Data Schedule (Electronic Filing Only)