Form 10-Q
period 1996-09-30
PARK OHIO INDUSTRIES INC
filed 1996-11-14
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                    COMMISSION FILE NO. 0-3134
SEPTEMBER 30, 1996

                           PARK-OHIO INDUSTRIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  OHIO                                       34-6520107
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

           23000 EUCLID AVENUE                                 44117
             CLEVELAND, OHIO                                 (Zip Code)

(Address of principal executive offices)

Registrant's telephone number, including                    216/692-7200
                area code


Indicate by check mark whether the registrant:
       (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports):

and    (2)    Has been subject to such filing requirements for the past 90 days.

              YES     X         NO
                  ---------          ---------

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of October 31, 1996: 10,995,498 including 562,500 shares held in escrow.


                    The Exhibit Index is located on page 15.

                                      INDEX


                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

           Consolidated condensed balance sheets - September 30, 1996 and December 31, 1995

           Consolidated condensed statements of income - Nine months and three months ended September 30, 1996 and 1995

           Consolidated condensed statements of cash flows - Nine months ended September 30, 1996 and 1995

           Notes to consolidated condensed financial statements - September 30, 1996

           Independent accountants' review report

Item 2.    Management's Discussion

PART II.   OTHER INFORMATION
--------   -----------------

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE
---------

EXHIBIT INDEX

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                           (Unaudited)
                                                           September 30   December 31
                                                              1996           1995
                                                           ------------   -----------
                                                                 (In Thousands)
ASSETS
Current Assets
   Cash and cash equivalents                                $  2,232       $  2,662
   Accounts receivable, less allowances for
     doubtful accounts of $1,128,000 at September 30,
     1996 and $787,000 at December 31, 1995                   59,761         55,121
   Inventories                                                80,128         80,702
   Deferred taxes                                              8,000          8,000
   Other current assets                                        4,967          3,935
                                                            --------       --------
                         Total Current Assets                155,088        150,420

Property, Plant and Equipment                                102,605         94,117
   Less accumulated depreciation                              53,690         49,691
                                                            --------       --------
                                                              48,915         44,426
Other Assets
   Excess purchase price over net assets acquired, net        41,756         41,991
   Net assets of discontinued operations                         -0-         33,694
   Deferred taxes                                              5,700         15,400
   Other                                                      21,169         15,816
                                                            --------       --------
                                                            $272,628       $301,747
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Trade accounts payable                                   $ 25,098       $ 30,859
   Accrued expenses                                           17,895         17,013
   Current portion of long-term liabilities                    6,955          5,829
                                                            --------       --------
                         Total Current Liabilities            49,948         53,701

Long-Term Liabilities, less current portion
   Long-term debt                                             49,847         92,450
   Other postretirement benefits                              28,718         30,562
   Other                                                       6,983          6,845
                                                            --------       --------
                                                              85,548        129,857

Convertible Senior Subordinated Debentures                    22,235         22,235

Shareholders' Equity
   Capital stock, par value $1 a share:
     Serial Preferred Stock                                      -0-            -0-
     Common Stock                                             10,408         10,402
   Additional paid-in capital                                 49,234         49,184
   Retained earnings                                          55,255         36,368
                                                            --------       --------
                                                             114,897         95,954
                                                            --------       --------
                                                            $272,628       $301,747
                                                            ========       ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for comparative purposes.

See notes to consolidated condensed financial statements.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                     (In Thousands - Except Per Share Data)

                                          Three Months Ended    Nine Months Ended
                                             September 30          September 30
                                          ------------------    -----------------
                                           1996       1995       1996        1995
                                           ----       ----       ----        ----
Net sales                               $ 79,750    $77,164   $ 261,297    $207,806

Cost of products sold                     66,706     65,616     217,293     173,104
                                        --------    -------   ---------    --------
   Gross profit                           13,044     11,548      44,004      34,702

Selling, general and administrative
   expenses                                9,482      7,522      28,314      21,244
Interest expense                           1,627      1,772       5,478       4,046
Investment (Income)                       (1,521)       -0-      (1,521)        -0-
                                        --------    -------   ---------    --------

   Income from continuing operations
   before income taxes                     3,456      2,254      11,733       9,412

Income taxes                               1,343        195       4,488         436
                                        --------    -------   ---------    --------

   Income from continuing operations       2,113      2,059       7,245       8,976

Income from discontinued operations,
   net of tax in 1996                      8,817        956      11,642       2,600
                                        --------    -------   ---------    --------

   Net Income                           $ 10,930    $ 3,015   $  18,887    $ 11,576
                                        ========    =======   =========    ========

Primary earnings per share:

   Continuing operations                $    .19    $   .19   $     .66    $    .89

   Discontinued operations                   .81        .09        1.06         .26
                                        --------    -------   ---------    --------

   Net income                           $   1.00    $   .28   $    1.72    $   1.15
                                        ========    =======   =========    ========

Common shares used in the computation     10,924     10,799      10,977      10,040
                                        ========    =======   =========    ========


See notes to consolidated condensed financial statements.

                        CONSOLIDATED CONDENSED STATEMENTS
                            OF CASH FLOWS (UNAUDITED)
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                                 (In Thousands)


                                                              Nine Months Ended
                                                                 September 30
                                                              -----------------
                                                               1996        1995
                                                               ----        ----
OPERATING ACTIVITIES
  Net income                                                $ 18,887    $ 11,576
  Adjustments to reconcile net income to net
   cash provided (used) by continuing operations:
      Discontinued operations                                (11,642)     (2,600)
      Depreciation and amortization                            5,512       4,859
      Deferred taxes from continuing operations                4,000         -0-
      Gain on sales of investments                            (1,521)        -0-
                                                            --------    --------
                                                              15,236      13,835
Changes in operating assets and liabilities of continuing
  operations excluding acquisitions of businesses:
      Accounts receivable                                     (1,524)     (4,214)
      Inventories and other current assets                      (346)    (13,787)
      Accounts payable and accrued expenses                   (8,320)     (1,665)
      Other                                                   (6,755)     (3,459)
                                                            --------    --------
        Net Cash(Used) by Continuing Operations               (1,709)     (9,290)
        Net Cash Provided by Discontinued Operations           1,474       1,325
                                                            --------    --------
                  Net Cash (Used) by Operations                 (235)     (7,965)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net             (8,600)    (10,045)
  Cost of acquisitions, net of cash acquired                     -0-     (33,383)
  Investments                                                 (4,763)        -0-
  Proceeds from sales of investments                           6,065         -0-
  Proceeds from sale of discontinued operation                48,522         -0-
                                                            --------    --------
        Net Cash Provided (Used) by Investing Activities      41,224     (43,428)

FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions               -0-      66,202
  Proceeds from bank arrangements for operations               9,500      18,765
  Payments on bank borrowings                                (50,976)       (216)
  Payments on acquired debt                                      -0-     (32,819)
  Issuance of common stock under stock option plan                57         -0-
                                                            --------    --------
                  Net Cash (Used) Provided by Financing
                    Activities                               (41,419)     51,932
        (Decrease) Increase in Cash and Cash
          Equivalents                                           (430)        539
        Cash and Cash Equivalents at Beginning
          of Period                                            2,662       2,172
                                                            --------    --------
        Cash and Cash Equivalents at End of
          Period                                            $  2,232    $  2,711
                                                            ========    ========


See notes to consolidated condensed financial statements

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                               September 30, 1996


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for the prior periods have been reclassified for comparative purposes.

NOTE B - ACQUISITION OF RB&W CORPORATION

     On March 31, 1995, the Company acquired all of the shares of RB&W Corporation ( RB&W )in exchange for 2,023,000 shares of the Company's common stock ($11.50 market value as of March 31, 1995) and cash of $30,968,000. The transaction has been accounted for as a purchase.

     The table below reflects the fair value of the net assets acquired of RB&W:

                                                                             (In thousands)
         Cash                                                                   $    510
         Accounts receivable                                                      29,551
         Inventories                                                              36,131
         Property, plant and equipment                                             5,591
         Excess purchase price over net assets acquired                           25,596
         Deferred tax assets                                                      13,300
         Other assets                                                             12,620
         Notes payable                                                           (28,739)
         Trade accounts payable                                                  (21,524)
         Accrued expenses                                                         (9,172)
         Long-term liabilities                                                    (9,622)
                                                                                --------
                                                    Total Cost of Acquisition   $ 54,242
                                                                                ========

     The following unaudited pro forma results of continuing operations assume the acquisition occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of continuing operations which actually would have resulted had the acquisition occurred on the date indicated.


                                                                    Nine Months Ended
                                                                    September 30, 1995
                                                                    ------------------
                                                                   (In thousands- Except
                                                                    Per share data)
         Net sales                                                      $ 254,838
         Gross Profit                                                      38,655
         Income from continuing operations                                  7,960
         Income from continuing operations per common share             $     .73

NOTE C - INVENTORIES

     The components of inventory consist of the following:


                                              September 30    December 31
                                                  1996            1995
                                              ------------    -----------
                                                      (In thousands)

         In process and finished goods          $59,603         $58,215
         Raw materials and supplies              20,525          22,487
                                                -------         -------

                                                $80,128         $80,702
                                                =======         =======

NOTE D - INCOME TAXES

     Effective December 31, 1995, the Company recorded the deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards. As a result, as of January 1, 1996, the Company began to fully provide for Federal income taxes. Income tax expense from continuing operations for the three and nine-months periods ended September 30, 1995 was reduced by $766,000 and $3,200,000, respectively due to the utilization of net operating loss carryforwards.

NOTE E - SHAREHOLDERS' EQUITY

     Capital stock consists of the following:
       Serial Preferred Stock:
         Authorized - 632,470 shares; none issued
       Common Stock:
         Authorized - 20,000,000 shares
         Issued and outstanding - 10,407,998 shares at September 30, 1996 and
           10,401,831 at December 31, 1995. The increase in outstanding shares results from the issuance of 6,167 common shares upon the exercise of stock options.

NOTE F - NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible senior subordinated debentures. Fully diluted earnings per share were as follows for the three and nine-month periods ended September 30, 1996 and September 30, 1995, respectively.



                            Three Months Ended        Nine Months Ended
                               September 30              Septmeber 30
                            ------------------        -----------------
                              1996         1995         1996         1995
                              ----         ----         ----         ----
Continuing operations       $  .20       $  .20       $  .66       $  .91

Discontinued operations        .73          .08          .96          .23
                            ------       ------       ------       ------
Net Income                  $  .93       $  .28       $ 1.62       $ 1.14
                            ======       ======       ======       ======

Common shares used in the
  computation               12,075       11,950       12,128       11,191
                            ======       ======       ======       ======

NOTE G - SALE OF BENNETT INDUSTRIES

On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactures plastic containers, to North American Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited , an Australian company, for approximately $50 million in cash, resulting in a pretax gain of approximately $14 million recognized in the third quarter of 1996. The results of operations and changes in cash flows for Bennett have been classified as discontinued operations for all periods presented in the related consolidated condensed statements of income and the consolidated condensed statements of cash flows, respectively. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt. The assets and liabilities of Bennett have been classified in the consolidated condensed balance sheets as net assets of discontinued operations at December 31, 1995. The Company now operates in two industry segments: manufactured products and logistics.


Summary operating results of the discontinued operations,excluding the above gain, for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                       Three Months               Nine Months
                                       Ended September 30         Ended September 30
                                       ------------------         ------------------
                                        1996          1995          1996          1995
                                        ----          ----          ----          ----
Sales                                 $ 7,897       $21,452       $49,448       $63,040

Costs and Expenses                      7,481        20,496        44,502        60,440
                                      -------       -------       -------       -------

Income from discontinued operations
  before income taxes                     416           956         4,946         2,600

Income taxes                              115           -0-         1,820           -0-
                                      -------       -------       -------       -------

Net income from discontinued
  operations                          $   301       $   956       $ 3,126       $ 2,600
                                      =======       =======       =======       =======

                     Independent Accountants' Review Report


Board of Directors and Shareholders
Park-Ohio Industries, Inc.


We have reviewed the accompanying consolidated condensed balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                     /s/ Ernst & Young LLP

October 18, 1996
Cleveland, Ohio

MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS
FIRST NINE MONTHS 1996 VERSUS FIRST NINE MONTHS 1995

   On July 31, 1996, substantially all of the assets of Bennett Industries, Inc., a wholly-owned subsidiary of the Company, which manufactures plastic containers, were sold to North American Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holding Limited of Australia for approximately $50 million in cash. Accordingly, the results of operations and changes in cash flows of Bennett have been classified as discontinued operations for all periods presented in the consolidated condensed statements of income and cash flows. The assets and liabilities of Bennett have been classified in the consolidated condensed balance sheets as net assets of discontinued operations at December 31, 1995. The Company now operates in two industry segments: manufactured products and logistics.

   Effective March 31, 1995, the Company acquired all of the shares of RB&W Corporation (RB&W) in exchange for $31 million in cash and 2.0 million of its common shares in a transaction valued at $54.2 million. The combination has been accounted for as a purchase and, accordingly, the operations of RB&W are included in the consolidated financial statements as of that date. The metal forming business of RB&W is included within the manufactured products segment, and the supply chain management business comprises the Company's logistics segment.

   Net sales from continuing operations increased by $53.5 million or 26% in the first nine months of 1996 from the corresponding period of the prior year. Of the sales increase, approximately $47 million pertains to incorporating RB&W in the consolidated results for the entire nine months of 1996 with the remainder pertaining to acquisitions made subsequent to the second quarter of 1995.

   Gross profit from continuing operations rose to $44.0 million in the current period from $34.7 million in the first nine months of 1995. RB&W accounted for approximately 85% of the increase while acquisitions made subsequent to the second quarter of 1995 accounted for the remainder. Consolidated gross margins were 16.8% of sales in the current period and 16.7% in the first nine months of 1995.

   Selling, general and administrative costs from continuing operations increased by 33% in the current period primarily as a result of incorporating RB&W into the consolidated results for the entire first nine months of 1996. Of the total increase of $7.1 million, 62% pertains to RB&W and the remainder to increased sales, one time charges related to the installation of new systems, start-up costs related to the Company's cap and vial business and to other companies acquired during 1995. As a percentage of sales, consolidated selling, general and administrative costs accounted for 10.8% of the sales dollar in the current period and 10.2% in the corresponding period of the prior year.

   Interest expense from continuing operations increased by $1.4 million in the current period due to higher levels of debt outstanding during the period. Average debt outstanding for the period increased from $84.6 million in 1995 to $109.9 million in 1996. The increase in borrowings was caused by the acquisition of RB&W as of April 1, 1995, and higher levels of revolving credit debt to support increased sales and production. Interest rates for the period are approximately the same as in the first nine months of 1995.

   As of December 31, 1995, the Company recorded the deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards. As a result, as of January 1, 1996, the Company began to fully provide for Federal income taxes. At December 31, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $16.0 million available to offset future taxable income. During 1996, as a result of the gain on the sale of Bennett Industries, it is expected that the entire amount of net operating loss carryforwards will be utilized. Additionally, a subsidiary of the Company has net operating loss carryforwards for tax purposes of approximately $10.0 million, subject to certain limitations. For financial reporting purposes, the Company has additional net operating loss carryforwards relating to deductible temporary differences, the most significant of which relates to other postretirement benefits. Federal income tax expense from continuing operations for the 1995 period was reduced by $3.2 million due to the utilization of net operating loss carryforwards.


THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995

   Net sales from continuing operations increased by $2.6 million or 3% in the current period from the corresponding period of the prior year. The increase in sales pertains to companies acquired subsequent to the second quarter of 1995.

   Gross profit from continuing operations rose to $13.0 million in the current period from $11.5 million in the third quarter of 1995 and is primarily attributable to internal growth. Consolidated gross margins were approximately 16% in the current period as compared to 15% in the corresponding period of the prior year.

   Selling, general, and administrative costs from continuing operations increased by 26% in the period and is primarily due to increased sales, one time charges related to the installation of new systems, start-up costs related to the Company's cap and vial system and to businesses acquired in or after the third quarter of 1995. As a percentage of sales, consolidated selling, general and administrative costs approximated 12% in the current period versus 10% in the third quarter of 1995.

   During the current period, the Company realized a gain on the sale of securities of approximately $1.5 million.

   Interest expense from continuing operations decreased by $145 thousand in the third quarter of 1996 due to lower levels of debt outstanding during the period. During the period the Company applied the proceeds from the sale of its container division to pay down outstanding revolving credit debt. Average debt outstanding for the period decreased from $109.9 million in 1995 to $89.8 million in 1996. Interest rates for both periods are approximately the same.

LIQUIDITY AND SOURCES OF CAPITAL

   Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from continuing operations are expected to be adequate to meet current cash requirements, including capital expenditures. The Company's recent growth has largely been fueled by acquisitions. In the event additional capital resources are needed for other opportunities in the near future, the Company believes adequate financing is either in place or would be available. In addition, on July 31, 1996 the Company applied the net proceeds from the sale of Bennett (approximately $50 million) to reduce outstanding bank borrowings. The Company currently has in place a $125 million bank agreement of which $53.7 million is borrowed as of October 31, 1996.

   During the nine-month period ended September 30, 1996, the Company generated $15.2 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $16.9 million in the operating accounts and $1.5 million provided from discontinued operations, the Company used $235 thousand in operating activities. This amount coupled with capital expenditures of $8.6 million was funded by bank borrowings of $9.5 million.


REVIEW BY INDEPENDENT ACCOUNTANTS

   The condensed consolidated financial statements at September 30, 1996, and for the three-month and nine-month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the third quarter of 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
   The following exhibits are included herein:


   (11)  Computation of net income per common share

   (15)  Letter re:  unaudited financial information

   (27)  Financial data schedule (Electronic Filing Only)

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             PARK-OHIO INDUSTRIES, INC.
                                       --------------------------------------
                                                   (Registrant)



                                       By /s/ J.S. WALKER
                                          -----------------------------------
                                       Name:  J.S. Walker
                                       Title:  Vice President and Chief
                                               Financial Officer




                                       Dated           November 14, 1996
                                             --------------------------------

                                  EXHIBIT INDEX

                          QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



      Exhibit
      -------


         11       Computation of net income per common share

         15       Letter re:  unaudited financial information

         27       Financial data schedule (Electronic filing only)