Form 10-K405
period 1996-12-31
PARK OHIO INDUSTRIES INC
filed 1997-03-28
CIK 76282

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

   (MARK ONE)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from  _________________ to  _________________

                           Commission file number 0-3134

                            PARK-OHIO INDUSTRIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         OHIO                                                      34-6520107
------------------------------------------------------       ------------------------------------------------------
            (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER IDENTIFICATION NO.)
            INCORPORATION OR ORGANIZATION)

                  23000 EUCLID AVENUE
                    CLEVELAND, OHIO
------------------------------------------------------                                44117
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              ------------------------------------------------------
                                                                                   (ZIP CODE)

       Registrant's telephone number, including area code: (216) 692-7200

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

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997: Approximately $113,293,000.

     Number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, as of March 15, 1997: 10,869,237.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED APRIL 16, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                    The Exhibit Index is located on page 33.

                                     PART I

ITEM 1.   BUSINESS

     Park-Ohio Industries, Inc. ("Park-Ohio", "the Company"), an Ohio corporation since January, 1985, is a diversified manufacturer whose operations serve a wide variety of industrial and consumer markets. Headquartered in Cleveland, Ohio, Park-Ohio is publicly held, and its shares are traded on the NASDAQ National Market System. Park-Ohio operates in two industry segments: manufactured products and logistics. In 1996, Park-Ohio had net sales of $347.7 million and as of December 31, 1996, employed approximately 2,500 persons.

     On July 31, 1996, Park-Ohio completed the sale of substantially all the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactures plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million. The results of operations and changes in cash flows for Bennett have been classified as discontinued operations for all periods presented in the related consolidated statements of income and consolidated statements of cash flows, respectively. The assets and liabilities of Bennett have been classified in the consolidated balance sheets as net assets of discontinued operations at December 31, 1995.

     Effective March 31, 1995, Park-Ohio acquired all of the shares of RB&W Corporation ("RB&W") in exchange for $31.0 million in cash and 2.0 million shares of its common stock in a transaction valued at $54.2 million. The combination has been accounted for as a purchase and accordingly, the operations of RB&W are included in the consolidated financial statements as of that date. The metal forming business of RB&W is included within the manufactured products segment and the supply chain management business comprises the logistics segment.

MANUFACTURED PRODUCTS

     Park-Ohio's manufactured products segment includes forged and machined products, metal forming, capital equipment, aluminum permanent mold castings, industrial rubber products, consumer products and pharmaceutical caps and vials and is carried out in 19 plants by approximately 2,000 employees. The three largest customers, comprised of many divisions, accounted for approximately 34% of manufactured products sales in 1996. The loss of business from any one of these customers would have an adverse effect on this segment.

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

     FORGED AND MACHINED PRODUCTS

     Forged and machined products include the production, machining and finishing of closed die forgings produced by Park-Ohio and others. The transportation industry is Park-Ohio's major market for its forged and machined products. Park-Ohio forges crankshafts and machines camshafts and crankshafts for diesel engines used in trucks, locomotives, buses, farm machinery, marine and other applications. It also forges components and other high-strength, high-performance, structural parts for civilian and military aircraft, truck, military ordnance and other machinery and equipment producers. Park-Ohio's forging and machining business is carried out by approximately 450 employees in four plants, two of which are located in Cleveland, Ohio, one in Wellington, Ohio and one in Berwick, Pennsylvania. Forging and machining sales are generated by an internal sales force and through independent sales representatives. Competition for forging and machining work is substantial. Several of Park-Ohio's larger customers also do their own forging or machining and there are many independent companies in this field, some of which are substantially larger than Park-Ohio. Park-Ohio's forgings are made primarily from various kinds of steel alloys. These raw materials are generally available from a number of sources.

     METAL FORMING

     RB&W metal forming includes the engineering and manufacturing of cold formed products and related hardware, principally, internally threaded parts and miscellaneous formed metal components and assemblies which are manufactured in high volume by cold forming, cold extrusion and specialized secondary operations. The predominant material used is steel of various carbons and alloys which is purchased directly from steel mills as hot rolled coils or rods or bars of various diameters. Non-ferrous materials such as silicon bronze are purchased in coils ready for use. These raw materials are generally available from a number of sources. RB&W manufactures certain trademark items which are used in volume in the automobile and truck industry and segments of the farm and machinery businesses. These include lock nuts which find principal use in applications where vibration is a problem and controlled tightening is desired. RB&W's metal forming business is carried out by approximately 300 employees in three plants located in Kent, Ohio; Coraopolis, Pennsylvania and Toronto, Ontario. Metal forming products are sold through an internal sales force and through independent representatives. The domestic industrial fastener industry, which accounts for all of the products of RB&W's metal forming business, is highly competitive. RB&W is one of the largest of several domestic producers of industrial fasteners.

     CAPITAL EQUIPMENT

     Park-Ohio custom engineers, manufactures and sells capital equipment consisting of forging presses, specialty lift trucks and induction heating systems. Induction heating systems, the principal product, are sold under the TOCCO brand name through Tocco, Inc. ("Tocco"), a wholly-owned subsidiary. TOCCO induction heating systems are used primarily for heat treating, surface hardening, heating for forging, brazing, soldering, annealing, shrink-fitting, melting, welding, and heating metal components, principally for the purpose of up-grading the wear and fatigue resistance features of such components. Automotive and automotive supplier companies are Tocco's major customers with farm equipment manufacturers second and miscellaneous metalworking companies third. TOCCO systems are sold worldwide. Several companies manufacture equipment competitive with some or all of the TOCCO equipment. While standard "off the shelf" systems are produced, it is more often necessary to engineer unique installations to meet the particular needs of the customer. TOCCO custom engineering may involve systems with a series of loading, heating, quenching, conveying and unloading processes incorporated into a single unit. The individually designed systems may involve micro-processor controls, adaptable modular construction and solid state technology. Production of capital equipment and the related replacement parts along with the customer service technology is carried out by approximately 500 employees in two plants, one located in Cleveland, Ohio and one in Boaz, Alabama. In addition, a laboratory and customer service facility is located in Madison Heights, Michigan. Sales are made both through an internal sales organization and through independent representatives. The various electrical components, electrical wiring, metal stampings, castings, and other materials incorporated in the capital equipment are generally available from a variety of sources.

     ALUMINUM PERMANENT MOLD CASTINGS

     Park-Ohio produces and machines aluminum permanent mold castings principally for the automotive industry through GAMCO, a wholly-owned subsidiary. GAMCO operates with approximately 350 employees with plants located in Conneaut, Ohio and Hartsville, Tennessee. The castings produced by GAMCO are used in automobiles, vans and light trucks. GAMCO has received quality awards from its major automotive customers and is one of the few permanent mold aluminum foundries in the United States to have received these awards. Raw materials for production, primarily aluminum ingots of various alloys, are generally available. Products are sold directly and through sales representatives.

     INDUSTRIAL RUBBER PRODUCTS

     Park-Ohio's industrial rubber and silicone products consist of injection and transfer molded products, lathe cut goods, roll coverings, linings and items requiring rubber-to-metal bonding. Rubber products produced by Park-Ohio are used in automobiles, air brake equipment, gas and oil lines, motors, compressors, caskets, communication equipment, printing rolls and steel mills. Market conditions are competitive. Products are sold directly and through sales representatives to a variety of industries. Raw materials for production include natural and synthetic rubber and metal inserts, all of which are generally available. Park-Ohio's industrial rubber products business is carried out by approximately 300 employees in three plants in East Butler, Pennsylvania; Geneva, Ohio; and Cicero, Illinois.

     CONSUMER PRODUCTS

     Park-Ohio manufactures barbecue grills, lawn spreaders, lap trays, patio tables, tray table sets, plant stands and screen enclosures through Kay Home Products, Inc. ("KHP"), a wholly-owned subsidiary. Sales are made through its own sales organization and through independent representatives. KHP distributes the products nationwide through a network comprised of mass merchandisers, grocery chains, drug stores, and hardware stores. Market conditions are price competitive. KHP has operations in Cleveland, Ohio; Antioch, Illinois and Columbus, Ohio. Because KHP's business is very seasonal, the number of its employees varies from approximately 100 during the off season to a peak of approximately 300. KHP is not dependent upon any particular suppliers. During the fourth quarter of 1996, Park-Ohio commenced the reorganization of its consumer products manufacturing operations which will result in the realignment of two manufacturing facilities and the discontinuance of certain product lines. As a result of these actions, Park-Ohio recorded a charge of $2.7 million primarily for the writedown of certain property and equipment and inventory to net realizable value.

     PHARMACEUTICAL CAPS AND VIALS

     Friendly and Safe Packaging Systems, Inc., an eighty percent owned subsidiary of Park-Ohio, acquired the worldwide exclusive license to manufacture and market a combination container and one piece safety cap in September of 1995. Park-Ohio has spent a year and a half on the reengineering and design of the Friendly and Safe(TM) cap systems. Initial shipments of the product will begin in April of 1997, but revenues from this source are not expected to be material to Park-Ohio in fiscal 1997. Park-Ohio believes its Clear Picture(TM) safety cap and vial is superior to the current products on the market, but the market is extremely competitive.

LOGISTICS

     The principal activity of Park-Ohio's logistics business is the supply chain management of various commodity products primarily fasteners, principally to original equipment manufacturers. Logistics locations inventory several thousand items which are readily available including common standard fasteners such as bolts, nuts and cap screws; machine tapping and wood screws; stainless steel and non-ferrous bolts, nuts and screws; patented and proprietary locking fasteners; plus non-standard engineered special items inventoried for specific customer's orders. The logistics business is carried out by approximately 500 employees, has 31 branches located throughout the United States, Canada, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. The central distribution center receives, processes and packages certain materials for the 31 branches. The logistics business sales are generated through national agreements, Total Fastening Service ("TFS") contracts, along with field and telemarketing efforts on the part of each branch. These TFS contracts with large original equipment manufacturers have increased significantly over the last few years. The products sold by logistics are manufactured by a broad base of domestic fastener manufacturers, as well as qualified sources around the world. The single largest customer accounted for approximately 11% of sales of logistics. The loss of such customer would have an adverse effect on this business. The logistics business is competitive in both price and service and competes with a large number of companies, including those with domestic manufacturing operations, and other importers, many of whom have access to the same or similar sources of supply.

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

INFORMATION AS TO INDUSTRY SEGMENT REPORTING

     The information contained under the heading of "Note L -- Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 1996, 1995 and 1994 is incorporated herein by reference.

ITEM 2. PROPERTIES

     Park-Ohio's operations include numerous manufacturing and warehousing facilities located in 21 states in the United States and in 3 other countries. Approximately 52% of the available square footage is owned. In 1996, approximately 83% of the available domestic square footage was used by the manufactured products segment and 17% by the logistics segment. Approximately 77% of the foreign facilities were used by the manufactured products segment and 23% were used by the logistics segment.

     In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     Park-Ohio becomes involved in litigation arising out of its normal business activities. In the opinion of management, Park-Ohio's liability, if any, under any pending litigation would not materially affect its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers of Park-Ohio is as follows:

                                                                                     EXECUTIVE
                                                                                     OFFICER OF
                                                                                     REGISTRANT
          NAME            AGE                PRESENT EXECUTIVE OFFICE                  SINCE
------------------------  ---     --------------------------------------------       ----------
Edward F. Crawford        57      Chairman and Chief Executive Officer                  1992
John J. Murray            41      President and Chief Operating Officer                 1995
James S. Walker           54      Vice President and Chief Financial Officer            1983
Ronald J. Cozean          33      Secretary and General Counsel                         1994
Matthew V. Crawford       27      Assistant Secretary and Corporate Counsel             1996
Patrick W. Fogarty        36      Chief Financial Officer of RB&W Corporation           1996
Felix J. Tarorick         54      President of RB&W Manufacturing                       1996

     Mr. Walker has been an employee of Park-Ohio for more than five years. Since 1964, Mr. Crawford owned and operated various private companies and is currently Chairman and Chief Executive Officer, Crawford Group, Inc. From April, 1989, to his resignation in March, 1991, Mr. Crawford was a director of Park-Ohio. On June 17, 1992, the shareholders approved the acquisition of Kay Home Products, Inc., a company wholly-owned by Mr. Crawford. At that time, Mr. Crawford was appointed to the Board of Directors and was elected Chairman, Chief Executive Officer and President of Park-Ohio. Mr. Murray became the President and Chief Operating Officer on January 1, 1995. He had been President of KMR Industries, Inc. (business consulting firm) since 1991 and was formerly the President and Chief Operating Officer, Rennoc Corporation (manufacturing company) from 1989 to 1990. Mr. Murray was elected to the Board of Directors in 1992. Mr. Cozean was an attorney with the law firm of Squire, Sanders & Dempsey prior to joining the Company in 1994. Matthew Crawford worked in the corporate finance department of McDonald & Company prior to joining the Company in 1995. Matthew Crawford is the son of Mr. Crawford. Mr. Fogarty worked for Ernst & Young LLP prior to joining the Company in 1995. Mr. Tarorick was the President of Kay Home Products prior to his position as President of RB&W Manufacturing.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Park-Ohio's common stock, $1 par value, is traded on the NASDAQ National Market System. The table presents its high and low sales prices. No dividends were paid during the periods.

                      QUARTERLY COMMON STOCK PRICE RANGES

                1996             1995
            ------------     ------------
QUARTER     HIGH     LOW     HIGH     LOW
-------     ----     ---     ----     ---
  1st       17 1/8   13 1/8   14      10 5/8
  2nd        23      16 3/8  12 1/4   11
  3rd       19 3/8   14 1/8  15 3/8   12
  4th       16 5/8   12 7/8  16 1/4   12 1/2

     The number of common shareholders of record for Park-Ohio's common stock as of March 20, 1997 was 2,063.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                        ---------    ---------    ---------    ---------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
  Net sales...........................  $ 347,679    $ 289,501    $ 129,216    $  94,472    $  67,190
  Gross profit........................     58,279       48,630       24,991       18,580        9,456
  Income (loss) from continuing
     operations before income taxes...     14,753       12,913        6,652        3,929       (8,681)
  Income taxes (benefit)..............      5,060       (6,900)      (1,826)         242          137
  Income (loss) from continuing
     operations.......................      9,693       19,813        8,478        3,687       (8,818)
  Income from discontinued
     operations.......................     11,642        4,221        4,006        2,344        1,163
  Cumulative effect of change in
     accounting principle.............        -0-          -0-          -0-          -0-      (26,891)
  Net income (loss)...................     21,335       24,034       12,484        6,031      (34,546)
  Net income (loss) per common share:
     Continuing operations............        .88         1.93         1.00          .55        (1.47)
     Discontinued operations..........       1.06          .41          .49          .35          .19
     Net income (loss)................       1.94         2.34         1.49          .90        (5.76)
Supplemental per common share data
  Pro forma income (loss) per common
     share from continuing operations
     on a fully taxable basis.........        .88          .75          .47          .34         (.91)
Financial Position
  Working capital.....................     99,723       96,719       29,596       18,409       11,503
  Total assets........................    282,910      301,747      128,396       93,451       67,681
  Long-term debt......................     60,754       96,503        9,766       25,054       12,008
  Subordinated debentures.............     22,235       22,235       22,235          -0-          -0-
  Shareholders' equity................    115,698       95,954       46,715       17,933        8,795

---------------

(A) On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc., a wholly-owned subsidiary which manufactures plastic containers for $50.8 million in cash, resulting in a pretax gain of $13.8 million recognized in the third quarter of 1996. The results of operations for Bennett have been classified as discontinued operations for all periods presented. The assets and liabilities of Bennett have been classified in the consolidated balance sheets as net assets of discontinued operations.

(B) On March 31, 1995, the Company acquired all of the shares of RB&W Corporation in exchange for 2,023,000 shares of the Company's common stock and cash. The transaction was accounted for as a purchase and, accordingly, the operations of RB&W have been included since that date.

(C) On October 15, 1993, the Company acquired General Aluminum Mfg. Company in an exchange of shares and on June 30, 1992, the Company completed the acquisition of substantially all of the assets of Kay Home Products, Inc. These acquisitions have been accounted for as purchases.

(D) Effective January 1, 1992, the Company adopted the provisions of Financial Accounting Standards Board No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," changing to the accrual method of accounting for these benefits, which resulted in a noncash charge to operations of $26,891 as of that date. During 1993, the Company reduced costs and revised its actuarial assumptions to reflect experience.

(E) During 1995 and 1994, the Company's utilization of net operating loss carryforwards and reduction in valuation allowance for deferred tax assets (See Note F to the consolidated financial statements included herein) had the effect of increasing income per common share from continuing operations $1.18 in 1995 and $.53 in 1994.

(F) This summary should be read in conjunction with the related Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1996 versus 1995

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc., a wholly-owned subsidiary which manufactures plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million. The results of operations and changes in cash flows of Bennett have been classified as discontinued operations for all periods presented in the consolidated statements of income and cash flows. The assets and liabilities of Bennett have been classified in the consolidated balance sheets as net assets of discontinued operations at December 31, 1995.

     Net sales from continuing operations increased by $58.2 million or 20% during the period. Of the sales increase, approximately $47.8 million pertains to incorporating RB&W in the consolidated results for the entire year with the remainder primarily pertaining to acquisitions made subsequent to the second quarter of 1995.

     Gross profit from continuing operations rose to $58.3 million in the current period from $48.6 million for 1995. Of the $9.7 million increase, $8.6 million pertains to acquisitions made in 1995 (approximately $6.7 million relates to including RB&W for a full year) and $1.1 million pertains to margin improvements primarily related to the logistics business. Consolidated gross margins were approximately 17% of sales for both 1996 and 1995.

     Selling, general and administrative costs from continuing operations increased by 27% in 1996 primarily as a result of incorporating RB&W into the consolidated results for the entire year. Of the total increase of $8.1 million, 55% pertains to RB&W. Other factors contributing to the increase were administrative costs of other companies acquired at various times in 1995 which are included in consolidated selling, general and administrative expense for the entire year and costs associated with prospective business opportunities. As a percentage of sales, consolidated selling, general and administrative costs accounted for 11% of the sales dollar for 1996 and 10% for 1995.

     During the fourth quarter of 1996, the Company commenced the reorganization of its consumer products manufacturing operations which will result in the realignment of two manufacturing facilities and the discontinuance of certain product lines. As a result of these actions, the Company recorded a charge of $2.7 million primarily for the writedown of certain property and equipment and inventory to estimated net realizable value.

     In December 1996, the Company negotiated full settlement of subordinated notes receivable, resulting from the sale of two manufacturing facilities for a gain of $2.7 million. In addition, in the third quarter, the Company realized a $1.5 million gain on the sale of securities.

     Interest expense from continuing operations increased by $1.0 million in 1996 due to higher levels of bank debt outstanding during the period. Average debt outstanding for the period increased from $92.4 million in 1995 to $103.2 million in 1996. The increase in borrowings was caused by the acquisition of RB&W as of March 31, 1995, and higher levels of revolving credit debt to support increased sales and production as well as capital expenditures in excess of depreciation. Interest rates for the period are approximately the same for both 1996 and 1995.

     During the fourth quarter of 1995, the Company recorded deferred tax assets of $8.1 million relating to anticipated future income tax benefits from utilization of net operating loss carryforwards. As a result, as of January 1, 1996, the Company began to fully provide for Federal income taxes. Additionally, Federal income tax expense from continuing operations for the 1995 period was reduced by $3.7 million due to the utilization of net operating loss carryforwards. During 1996, as a result of the gain on the sale of Bennett Industries, all net operating loss carryforwards for tax purposes relating to the Company have been fully utilized. At December 31, 1996, subsidiaries of the Company have net operating loss carryforwards for tax purposes of approximately $15.0 million, subject to certain limitations which expire in 2001 to 2007.

  1995 versus 1994

     Effective March 31, 1995, the Company acquired all of the shares of RB&W Corporation ("RB&W") in exchange for $31.0 million in cash and 2.0 million of its common shares in a transaction valued at $54.2 million. The combination has been accounted for as a purchase and, accordingly, the operations of RB&W are included in the consolidated financial statements as of that date. The metal forming business of RB&W is included within the manufactured products segment, and the supply chain management business comprises the Company's logistics segment.

     Net sales from continuing operations increased by $160.3 million during the period, of which $139.2 million pertained to RB&W whose results are included for the period April through December 1995. Of the sales increase applicable to RB&W, $108.5 million pertains to the logistics segment and $30.7 million relates to the metal forming business included within the manufactured products segment. The remainder of the sales increase pertains to the manufactured products segment and is caused primarily by acquisitions made during the year.

     Gross profit from continuing operations rose to $48.6 million in the current period from $25.0 million for 1994. Of the $23.6 million increase in gross profits, RB&W accounted for practically the entire increase. Consolidated gross margins were 17% of sales in 1995 compared with approximately 19% of sales in 1994. The decline in gross margins was due, in part, to RB&W which has lower gross margins than the Company as a whole. In addition, margins in the consumer products business included in the manufactured products segment declined as a result of increased raw material costs that could not be adequately reflected in pricing and to product mix changes.

     Selling, general and administrative costs increased by 78% in the period largely as a result of including RB&W in the consolidated results. As a percentage of sales, consolidated selling, general and administrative costs accounted for 10% of the sales dollar in the current period compared to 13% in 1994.

     Interest expense increased by $4.4 million in 1995 due to higher levels of debt outstanding during the period. Average debt outstanding for the period increased from $27.8 million in 1994 to $92.0 million in 1995. The increase in borrowings was caused by the acquisition of RB&W, other acquisitions, higher levels of revolving credit debt to support increased sales and to the convertible subordinated debentures issued in May 1994, being outstanding for the entire current period. Interest rates remained approximately the same for both 1995 and 1994.

     The income tax benefit of $6.9 million in 1995 primarily results from recording an $8.1 million reduction in the valuation allowance on deferred tax assets.

LIQUIDITY AND SOURCES OF CAPITAL

     The ratio of current assets to current liabilities was 2.78 at December 31, 1996, compared to 2.80 at December 31, 1995 and 2.43 at December 31, 1994. Working capital increased by $3.0 million in 1996 primarily as a result of increased receivables and inventories offset by an increase in current liabilities.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from continuing operations are expected to be adequate to meet current cash requirements. Capital expenditures for 1997 are anticipated to be approximately $15.0 million which will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and for other necessary expenditures. The Company's growth during the three-year period ended December 31, 1996, has largely been fueled by acquisitions. In the event additional capital resources are needed for other opportunities in the near future, the Company believes adequate financing is either in place or would be available. In addition, on July 31, 1996, the Company applied the proceeds, net of income taxes, of $46.3 million from the sale of Bennett to reduce outstanding bank borrowings. The Company currently has in place a $125 million credit agreement of which $58.5 million is borrowed as of December 31, 1996.

     During 1996, the Company generated $20.6 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $15.0 million in the operating accounts and $2.0 million provided from discontinued operations, the Company provided $7.7 million from operating activities. During 1996, the Company invested $15.6 million in capital expenditures and purchased for $1.8 million, 126,225 of its own shares, all of which were funded by internally generated cash flows and additional bank borrowings.

     During 1995, the Company generated $18.0 million from continuing operations before changes in operating assets and liabilities. After giving effect to changes in the operating accounts of $27.7 million and $5.7 million provided by discontinued operations, the Company used $4.0 million in operating activities. This amount and capital expenditures of $13.6 million were funded by an increase in bank borrowings. In addition, the Company borrowed $68.6 million under its revolving credit agreement to fund acquisitions of $35.8 million, primarily RB&W, and to pay off $32.8 million of acquired debt related to the acquisitions.

     During 1994, the Company generated $9.7 million from operations before changes in operating assets and liabilities. After giving effect to changes in the operating accounts of $6.4 million and the $5.7 million provided by discontinued operations, the Company generated $9.0 million from operating activities. During 1994, the Company borrowed $11.4 million under revolving credit arrangements with a bank group and sold $20.9 million, net of financing costs, of 7 1/4% Convertible Senior Subordinated Debentures and $4.2 million of common stock. The combined proceeds were used to fund capital expenditures of $11.8 million, acquisitions of $2.1 million, acquire other capital assets of $2.9 million and retire $26.7 million of bank indebtedness under revolving credit and term loan arrangements.

     Long-term debt and the convertible senior subordinated debentures represented 42% of the Company's capital at December 31, 1996, 55% at December 31, 1995 and 41% at December 31, 1994.

IMPACT OF INFLATION

     Although inflation was not a significant factor in 1996, the Company continues to seek ways to cope with its impact. To the extent permitted by competition, the Company's operations generally attempt to pass on increased costs by increasing sales prices over time. The Company primarily uses the FIFO method of accounting for its inventories. Under this method, current costs are generally reflected in cost of products. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                                       PAGE
                                                                                       -----
Report of Independent Auditors....................................................      11
Financial Statements:
  Consolidated balance sheets -- December 31, 1996 and 1995.......................      12
  Consolidated statements of income -- Years ended December 31, 1996, 1995 and
     1994.........................................................................      13
  Consolidated statements of shareholders' equity -- Years ended December 31,
     1996, 1995 and 1994..........................................................      14
  Consolidated statements of cash flows -- Years ended December 31, 1996, 1995 and
     1994.........................................................................      15
  Notes to consolidated financial statements......................................      16
Supplementary Financial Data:
  Selected quarterly financial data (unaudited) -- Years ended December 31, 1996
     and 1995.....................................................................      28

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
February 17, 1997

                          CONSOLIDATED BALANCE SHEETS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                         1996        1995
                                                                       --------    --------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents..........................................  $  4,659    $  2,662
  Accounts receivable, less allowances for doubtful accounts of
     $1,048 in 1996 and $787 in 1995.................................    58,764      55,121
  Inventories........................................................    83,758      80,702
  Deferred tax assets................................................     3,000       8,000
  Other current assets...............................................     5,718       3,935
                                                                       --------    --------
          Total Current Assets.......................................   155,899     150,420
Property, Plant and Equipment
  Land and land improvements.........................................     2,599       2,401
  Buildings..........................................................    21,520      20,800
  Machinery and equipment............................................    82,743      70,916
                                                                       --------    --------
                                                                        106,862      94,117
  Less accumulated depreciation......................................    53,054      49,691
                                                                       --------    --------
                                                                         53,808      44,426
Other Assets
  Excess purchase price over net assets acquired, net................    40,305      41,991
  Net assets of discontinued operations..............................       -0-      33,694
  Deferred taxes.....................................................    14,100      15,400
  Other..............................................................    18,798      15,816
                                                                       --------    --------
                                                                       $282,910    $301,747
                                                                       ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable.............................................  $ 28,545    $ 30,859
  Accrued expenses...................................................    20,695      17,013
  Current portion of long-term liabilities...........................     6,936       5,829
                                                                       --------    --------
          Total Current Liabilities..................................    56,176      53,701
Long-Term Liabilities, less current portion
  Long-term debt.....................................................    55,571      92,450
  Other postretirement benefits......................................    28,442      30,562
  Other..............................................................     4,788       6,845
                                                                       --------    --------
                                                                         88,801     129,857
Convertible Senior Subordinated Debentures...........................    22,235      22,235
Shareholders' Equity
  Capital stock, par value $1 a share
     Serial preferred stock:
       Authorized -- 632,470 shares; Issued -- none..................       -0-         -0-
  Common stock:
     Authorized -- 20,000,000 shares
       Issued and outstanding -- 10,432,998 shares in 1996 and
        10,401,881 in 1995...........................................    10,433      10,402
  Additional paid-in capital.........................................    49,337      49,184
  Retained earnings..................................................    57,703      36,368
  Treasury stock, at cost, 126,225 shares in 1996....................    (1,775)        -0-
                                                                       --------    --------
                                                                        115,698      95,954
                                                                       --------    --------
                                                                       $282,910    $301,747
                                                                       ========    ========

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                             1996        1995        1994
                                                           --------    --------    --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net sales................................................  $347,679    $289,501    $129,216
Costs and expenses:
  Cost of products sold..................................   289,400     240,871     104,225
  Selling, general and administrative expenses...........    38,131      30,020      16,838
  Restructuring charge...................................     2,652         -0-         -0-
  Other income...........................................    (4,204)       (214)        -0-
  Interest expense.......................................     6,947       5,911       1,501
                                                           --------    --------    --------
     Income from continuing operations before income
       taxes.............................................    14,753      12,913       6,652
Income taxes (benefit)...................................     5,060      (6,900)     (1,826)
                                                           --------    --------    --------
     Income from continuing operations...................     9,693      19,813       8,478
Discontinued operations:
  Income from operation of Bennett Industries............     3,126       4,221       4,006
  Gain on disposal of Bennett Industries, net of income
     taxes...............................................     8,516         -0-         -0-
                                                           --------    --------    --------
     Income from discontinued operations.................    11,642       4,221       4,006
                                                           --------    --------    --------
                              Net income.................  $ 21,335    $ 24,034    $ 12,484
                                                           ========    ========    ========
Net income per common share:
  Continuing operations..................................  $    .88    $   1.93    $   1.00
  Discontinued operations................................      1.06         .41         .49
                                                           --------    --------    --------
  Net income.............................................  $   1.94    $   2.34    $   1.49
                                                           ========    ========    ========
Common shares used in the computation....................    10,960      10,257       8,092

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                  ADDITIONAL
                                       COMMON      PAID-IN      RETAINED    TREASURY
                                        STOCK      CAPITAL      EARNINGS     STOCK       TOTAL
                                       -------    ----------    --------    --------    --------
                                       (DOLLARS IN THOUSANDS)
Balance at January 1, 1994...........  $ 6,771     $ 11,312     $   (150)   $    -0-    $ 17,933
Net income...........................                             12,484                  12,484
Issuance of Kay Home Products
  earn-out shares....................    1,150       10,925                               12,075
Sale of common stock.................      271        3,952                                4,223
                                       -------      -------      -------     -------    --------
Balance at December 31,1994..........    8,192       26,189       12,334         -0-      46,715
Net income...........................                             24,034                  24,034
Acquisition of RB&W Corporation......    2,023       21,251                               23,274
Issuance of General Aluminum Mfg.
  Company earn-out shares............      187        1,744                                1,931
                                       -------      -------      -------     -------    --------
Balance at December 31, 1995.........   10,402       49,184       36,368         -0-      95,954
Exercise of stock options............       31          153                                  184
Purchase of treasury stock...........                                         (1,775)     (1,775)
Net Income...........................                             21,335                  21,335
                                       -------      -------      -------     -------    --------
Balance at December 31, 1996.........  $10,433     $ 49,337     $ 57,703    $ (1,775)   $115,698
                                       =======      =======      =======     =======    ========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income.............................................  $ 21,335    $ 24,034    $ 12,484
  Adjustments to reconcile net income to net cash
     provided (used) by continuing operations:
       Discontinued operations...........................   (11,642)     (4,221)     (4,006)
       Gain on sale of investments.......................    (1,552)        -0-         -0-
       Depreciation and amortization.....................     7,998       6,278       3,213
       Tax benefit resulting from reduction of valuation
          allowance on deferred tax assets...............       -0-      (8,100)     (2,000)
       Deferred income taxes.............................     4,500         -0-         -0-
                                                           ---------   ---------   ---------
                                                             20,639      17,991       9,691
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable.................................    (3,643)     (2,479)       (192)
     Inventories.........................................    (3,056)    (14,914)     (5,766)
     Accounts payable and accrued expenses...............    (1,214)     (5,473)        424
     Other...............................................    (7,040)     (4,855)       (819)
                                                           ---------   ---------   ---------
       Net Cash Provided (Used) by Continuing
          Operations.....................................     5,686      (9,730)      3,338
       Net Cash Provided by Discontinued Operations......     2,040       5,738       5,689
                                                           ---------   ---------   ---------
       Net Cash Provided (Used) by Operating Activities..     7,726      (3,992)      9,027
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net........   (15,590)    (13,632)    (11,749)
  Costs of acquisitions..................................       -0-     (35,793)     (2,114)
  Investments............................................    (5,427)        -0-         -0-
  Proceeds from sales of investments.....................     6,315         -0-         -0-
  Proceeds from sale of discontinued operations, net of
     $4,500 of income taxes..............................    46,313         -0-         -0-
  Other..................................................       -0-         -0-      (2,909)
                                                           ---------   ---------   ---------
       Net Cash Provided (Used) by Investing Activities..    31,611     (49,425)    (16,772)
FINANCING ACTIVITIES
  Proceeds from bank arrangements........................     9,500      86,969      11,350
  Payments on long-term debt.............................   (45,249)    (33,062)    (26,661)
  Proceeds from convertible senior subordinated
     debentures, net.....................................       -0-         -0-      20,872
  Issuance of common stock...............................       184         -0-       4,223
  Purchase of treasury stock.............................    (1,775)        -0-         -0-
                                                           ---------   ---------   ---------
       Net Cash (Used)Provided by Financing Activities...   (37,340)     53,907       9,784
                                                           ---------   ---------   ---------
       Increase in Cash and Cash Equivalents.............     1,997         490       2,039
       Cash and Cash Equivalents at Beginning of Year....     2,662       2,172         133
                                                           ---------   ---------   ---------
       Cash and Cash Equivalents at End of Year..........  $  4,659    $  2,662    $  2,172
                                                           =========   =========   =========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,921 and $4,928 higher than reported at December 31, 1996 and 1995, respectively.

  Major Classes of Inventories

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1996       1995
                                                                -------    -------
          In-process and finished goods.......................  $60,587    $58,215
          Raw materials and supplies..........................   23,171     22,487
                                                                -------    -------
                                                                $83,758    $80,702
                                                                =======    =======

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets.

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note B) over twenty-five years using the straight-line method. Management periodically evaluates for possible impairment the current value of these intangibles through cash flow and income analyses of the acquired businesses. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement No. 121 establishes accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of. The company adopted Statement No. 121 during the first quarter of 1996. The financial statement effect of adoption was not material.

     Pensions: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. For the defined benefit plans, benefits are based on the employee's years of service

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES and the Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

     Stock-Based Compensation: The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Income Taxes: The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates.

     Net Income Per Common Share: Net income per common share is based on the weighted average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions. On a fully-diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible senior subordinated debentures issued in 1994. Fully diluted earnings per share were as follows:

                                                            YEARS ENDED DECEMBER 31
                                                         -----------------------------
                                                          1996       1995       1994
                                                         -------    -------    -------
        Continuing operations..........................  $   .88    $  1.86    $  1.04
        Discontinued operations........................      .96        .37        .45
                                                          ------     ------     ------
        Net income.....................................  $  1.84    $  2.23    $  1.49
                                                          ======     ======     ======
        Common shares used in the computation..........   12,111     11,467      8,815
                                                          ======     ======     ======

     During 1995 and 1994, the Company's utilization of net operating loss carryforwards and reduction in valuation allowances for deferred tax assets (See Note F) had the effect of increasing income per common share from continuing operations by $1.18 in 1995 and $.53 in 1994. Accordingly, income per common share from continuing operations on a fully taxable basis is as follows:

                                                            YEARS ENDED DECEMBER 31
                                                         -----------------------------
                                                          1996       1995       1994
                                                         -------    -------    -------
        Pro forma income per common share from
          continuing operations on a fully taxable
          basis........................................  $   .88    $   .75    $   .47
                                                          ======     ======     ======

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

     Revenue Recognition: For the majority of its operations, the Company recognizes revenues upon shipment of its product. Revenues on long-term contracts are recognized using the

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES percentage of completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage each contract's cost to date bears to the total estimated cost. The recognition of profit, based upon anticipated final costs, is made only after evaluation of the contract status at critical milestones. The Company's contracts generally provide for billing of customers. Revenues earned on contracts in process in excess of billings are classified in other current assets in the accompanying balance sheet.

     Environmental: The Company accrues environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 1996 the Company had uncollateralized receivables with six customers in the automotive and truck industry each with several locations approximating $19,988 which represents 34% of the Company's trade accounts receivable. During 1996, sales to these customers amounted to approximately $103,028 which represents 30% of the Company's revenue.

     Reclassifications: Certain prior year amounts have been reclassified to conform to the 1996 presentation.

NOTE B -- ACQUISITIONS

     On March 31, 1995, the Company acquired all of the shares of RB&W Corporation (RB&W) in exchange for 2,023,000 shares of the Company's common stock ($11.50 market value as of March 31, 1995) and cash of $30,968. The transaction has been accounted for as a purchase.

     The table below reflects the current value of the net assets acquired of RB&W:

Cash................................................    $    510
Accounts receivable.................................      29,551
Inventories.........................................      36,131
Property, plant and equipment.......................       5,591
Excess purchase price over net assets acquired......      25,596
Deferred tax assets.................................      13,300
Other assets........................................      12,620
Notes payable.......................................     (28,739)
Trade accounts payable..............................     (21,524)
Accrued expenses....................................      (9,172)
Long-term liabilities...............................      (9,622)
                                                        --------
                                                        $ 54,242
                                                        ========

     The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES and do not purport to be indicative of the results of continuing operations which actually would have resulted had the acquisition occurred on the date indicated.

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1995
                                                                 -----------------
Net sales....................................................        $ 336,533
Gross profit.................................................           47,255
Income from continuing operations............................           18,797
Income from continuing operations per common share...........        $    1.74

     During 1995, the Company also purchased certain assets of four companies for a total cost of $6,400 which includes $1,500 for Ajax Manufacturing Company, purchased from a related party. The operations of these businesses prior to the dates of acquisition were not material to the Company.

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company (GAMCO), by issuing 250,000 shares of its common stock valued at $3,127 in exchange for the outstanding shares of GAMCO. An additional 187,500 shares of common stock valued at $1,931 which represents purchase price in excess of net assets acquired, were issued in March, 1995 and an additional 375,000 shares of common stock will be issued at a value to be determined at the date of issuance during 1997 as a result of GAMCO achieving certain income levels during 1996 as specified in the purchase agreement. Up to an additional 187,500 shares of common stock may be issued in 1998 if GAMCO achieves certain income levels during the year ending December 31, 1997. Throughout 1996, the 375,000 shares to be issued in 1997 were included in the earnings per share calculation on a weighted average basis when it appeared likely such shares would be issued pursuant to this agreement.

NOTE C -- SALE OF BENNETT INDUSTRIES

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactures plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million. The results of operations and changes in cash flows for Bennett have been classified as discontinued operations for all periods presented in the related consolidated statements of income and consolidated statements of cash flows, respectively. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt. The assets and liabilities of Bennett have been classified in the consolidated balance sheets as net assets of discontinued operations at December 31, 1995.

     Summary operating results of the discontinued operations, excluding the above gain, for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                       DECEMBER 31
                                                            ---------------------------------
                                                             1996         1995         1994
                                                            -------      -------      -------
Sales....................................................   $49,448      $81,929      $62,311
Costs and Expenses.......................................    44,502       77,708       58,305
                                                            -------      -------      -------
Income from discontinued operations before income taxes..     4,946        4,221        4,006
Income taxes.............................................     1,820          -0-          -0-
                                                            -------      -------      -------
Net income from discontinued operations..................   $ 3,126      $ 4,221      $ 4,006
                                                            =======      =======      =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                                             DECEMBER 31
                                                                         --------------------
                                                                          1996         1995
                                                                         -------      -------
Self-insured liabilities..............................................   $ 2,521      $ 1,959
Warranty and installation accruals....................................     2,752        2,060
Accrued payroll and payroll-related items.............................     3,112        2,977
State and local taxes.................................................     2,422        1,136
Advance billings......................................................     1,646        1,301
Restructuring reserve (see Note M)....................................     2,653          -0-
Acquisition liabilities...............................................       -0-        2,196
Interest payable......................................................       248          780
Sundry................................................................     5,341        4,604
                                                                         -------      -------
          Totals......................................................   $20,695      $17,013
                                                                         =======      =======

NOTE E -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                             DECEMBER 31
                                                                         --------------------
                                                                          1996         1995
                                                                         -------      -------
Term loan, payable in quarterly installments of $1,250 through
  December 31, 2001, final payment due March 31, 2002.................   $32,500      $35,000
Revolving credit maturing on March 31, 1999...........................    26,000       59,000
Other.................................................................     2,254        2,503
                                                                         -------      -------
                                                                          60,754       96,503
Less current maturities...............................................     5,183        4,053
                                                                         -------      -------
          Totals......................................................   $55,571      $92,450
                                                                         =======      =======

     Maturities of long-term debt during each of the five years following December 31, 1996 are approximately $5,183 in 1997, $5,325 in 1998, $31,523 in
1999, $5,526 in 2000 and $5,132 in 2001.

     The Company has a credit agreement with a group of banks under which it may borrow up to $125 million ($35 million term loan and $90 million revolving credit commitments, respectively)on an unsecured basis. Interest is payable quarterly at the prime lending rate (8.25% at December 31, 1996)or at the Company's election, at LIBOR plus a percentage which fluctuates based on specific financial ratios (which aggregated 6.6% at December 31, 1996). The weighted average rate on borrowings was 6.6% at December 31, 1996. The credit agreement expires on March 31, 1999.

     The Company has agreements on which up to $3 million in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 1% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1996, in addition to amounts borrowed under the revolving credit agreement, there is $2.2 million outstanding primarily for standby letters of credit. A fee of 1/4% is imposed by the bank on the unused portion of available borrowings.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The credit agreement contains limitations on borrowings, investments, lease rentals, capital expenditures and acquisitions or mergers, and requires maintenance of specific financial ratios and a minimum net worth.

     As of December 31, 1996 the Company has interest rate swap agreements for notional borrowings of $50 million in which the Company pays a fixed rate and receives a floating rate equal to the three month LIBOR rate. The weighted average pay rate and receive rate under these agreements is 5.83% and 5.55%, respectively. These agreements mature during 2000.

     During 1994, the Company sold $22,235 of its 7 1/4% convertible senior subordinated debentures and $4,200 of its common stock at $15.75 a share. The debentures are convertible into shares of the Company's common stock at a price of $19.32 per share or a rate of 51.76 shares per $1 thousand principal amount of debentures and are subordinated to all senior indebtedness of the Company. Subsequent to December 15, 1996, the debentures may be redeemed at the option of the Company, in whole or in part, initially at 107% and thereafter at prices declining to 100% on and after December 15, 2003 together with accrued interest. Sinking fund payments begin in 2000 in an amount sufficient to retire annually 20% of the aggregate principal amount of debentures issued, calculated to retire 80% of the debentures prior to maturity. Interest is payable semi-annually.

NOTE F -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                             DECEMBER 31
                                                                         --------------------
                                                                          1996         1995
                                                                         -------      -------
Deferred tax assets:
  Postretirement benefit obligation...................................   $10,600      $11,200
  Tax net operating loss carryforwards................................     5,100        9,000
  Inventory...........................................................     4,500        4,300
  Tax credits.........................................................       600        1,200
  Other -- net........................................................     3,400        5,600
                                                                         -------      -------
          Total deferred tax assets...................................    24,200       31,300
Deferred tax liabilities:
  Tax over book depreciation..........................................     4,400        5,700
  Pension.............................................................     2,700        2,200
                                                                         -------      -------
          Total deferred tax liabilities..............................     7,100        7,900
                                                                         -------      -------
Net deferred tax assets...............................................   $17,100      $23,400
                                                                         =======      =======

     As of December 31, 1995, the Company reduced by $8,100 the remaining valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards as full realization of these assets is expected.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The reasons for the difference between income taxes (benefit) and the amount computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                             1996         1995         1994
                                                            -------      -------      -------
Computed statutory amount................................   $ 5,000      $ 4,400      $ 2,262
Effect of state income taxes payable.....................       600          500          -0-
Other....................................................      (540)         -0-          -0-
Utilization of net operating loss carryforwards..........       -0-       (3,700)      (2,088)
Reduction in valuation allowance for deferred tax
  assets.................................................       -0-       (8,100)      (2,000)
                                                            -------      -------      -------
          Income taxes (benefit).........................   $ 5,060      $(6,900)     $(1,826)
                                                            =======      =======      =======

     At December 31, 1996, subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $15 million subject to certain limitations, which expire in 2001 to 2007.

NOTE G -- STOCK OPTIONS

     Under the provisions of the Company's Amended and Restated 1992 Stock Option Plan, incentive stock options or non-statutory options to purchase 850,000 shares of the Company's stock may be granted to officers and other key employees at the market price on the respective date of grant. The option rights are exercisable only if and after the employee shall have remained in the employ of the Company for one year from the date the option is granted. At December 31, 1996, there were a total of 676,000 options outstanding under the Plan; 175,000 of such options became 100% exercisable after two years from the date of grant at option prices ranging from $3.813 -- $5.125 a share and terminate five years from the option date; 501,000 of such options become 100% exercisable after three years from the date of grant at option prices ranging from $9.125 -- $14.25 a share and terminate ten years from the option date. During 1996, 31,167 options under this Plan were exercised at prices ranging from $5.125 -- $10.625 a share. At December 31, 1996, there were 348,992 options exercisable at option prices ranging from $3.813 -- $14.25 a share.

     The 1996 Non-Employee Director Stock Option Plan authorized the granting of options on 250,000 shares of common stock to directors who are not employees of the Company. Annually, each non-employee director will automatically receive options to acquire 6,000 shares at the market price on the date of grant. Options under this plan are exercisable six months from the date of grant. At December 31, 1996 there were 30,000 options outstanding and exercisable under this plan at an exercise price of $13.625. Also during 1996 the Chairman and Chief Executive Officer of the Company was granted a non-statutory stock option to purchase 500,000 shares of common stock at $13.625 per share which was the market price at the date of grant. The options become 100% exercisable after five years and shall terminate fifteen years from the option date.

     Had the compensation cost for the stock options granted in 1996 and 1995 been determined based on the fair value method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced by $1,290 ($.12 per share) in 1996 and $223 ($.02 per share) in 1995. The effects on 1996 and 1995 net earnings may not be representative of the effect on future years net earnings amounts as the compensation cost on each year's grant is recognized over the vesting period.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.25% and 6.34%; zero dividend yield; expected volatility of 43% and expected option lives of 6 to 10 years for 1996 and 6 years for 1995.

NOTE H -- LEGAL PROCEEDINGS

     The Company becomes involved in litigation arising out of its normal business activities. In the opinion of management, the Company's liability, if any, under any pending litigation would not have a material effect on its financial position or results of operations.

NOTE I -- PENSIONS

     A summary of the components of net periodic pension credit for the defined benefit plans and the total contributions charged to pension expense for the defined contribution plans is as follows:

                                                                YEARS ENDED DECEMBER 31
                                                           ----------------------------------
                                                            1996          1995         1994
                                                           -------      --------      -------
Defined benefit plans:
  Service cost..........................................   $   296      $    287      $   128
  Interest cost.........................................     3,249         3,362        1,469
  Actual return on assets...............................    (7,499)      (10,719)          66
  Net amortization and deferral.........................     2,795         6,315       (1,961)
                                                           -------      --------      -------
  Net periodic pension credit of defined benefit
     plans..............................................    (1,159)         (755)        (298)
Defined contribution plans..............................       796           680          508
                                                           -------      --------      -------
          Total pension (credit) expense................   $  (363)     $    (75)     $   210
                                                           =======      ========      =======

     Assumptions used in the accounting for the defined benefit pension plans were as follows:

                                                                             DECEMBER 31
                                                                       ------------------------
                                                                       1996      1995      1994
                                                                       ----      ----      ----
Weighted average discount rate......................................   7.5 %      7.5%      8.5%
Expected long-term rate of return on assets.........................   8.5 %      8.5%      9.5%

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 for the Company's defined benefit pension plans.

                                                                             DECEMBER 31
                                                                         --------------------
                                                                          1996         1995
                                                                         -------      -------
Actuarial present value of benefit obligations:
  Vested benefit obligation...........................................   $42,863      $44,223
                                                                         =======      =======
  Accumulated benefit obligation......................................   $44,671      $45,872
                                                                         =======      =======
Plan assets at fair value.............................................   $63,139      $58,563
Projected benefit obligation..........................................    45,049       46,308
                                                                         -------      -------
Plan assets in excess of projected benefit obligation.................    18,090       12,255
Unrecognized net gain.................................................    (6,959)      (2,956)
Unrecognized prior service cost.......................................     1,442        1,436
Unrecognized net asset at January 1, 1987 net of amortization.........      (203)        (231)
                                                                         -------      -------
Net pension asset included in other assets............................   $12,370      $10,504
                                                                         =======      =======

     The plans' assets at December 31, 1996 and 1995 are invested in listed stocks, bonds and unallocated insurance contracts.

NOTE J -- OTHER POSTRETIREMENT BENEFITS

     The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees. Employees may become eligible for benefits if they qualify for retirement while working for the Company.

     The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995:

                                                                             DECEMBER 31
                                                                         --------------------
                                                                          1996         1995
                                                                         -------      -------
Accumulated postretirement benefit obligation:
  Retirees............................................................   $17,555      $18,460
  Fully eligible active plan participants.............................       479          445
  Other active plan participants......................................     1,854        1,626
                                                                         -------      -------
          Accumulated Postretirement Benefit Obligations..............    19,888       20,531
  Unrecognized net gain...............................................    10,307       10,851
                                                                         -------      -------
          Accrued Postretirement Benefit Obligations..................   $30,195      $31,382
                                                                         =======      =======

     Net periodic benefit cost includes the following components for the years ended December 31, 1996, 1995 and 1994:

                                                                         DECEMBER 31
                                                                ------------------------------
                                                                 1996        1995        1994
                                                                ------      ------      ------
Service cost.................................................   $  106      $   92      $   58
Interest cost................................................    1,458       1,559       1,476
Net amortization and deferral................................     (544)       (819)       (620)
                                                                ------      ------      ------
          Net Periodic Postretirement Benefit Cost...........   $1,020      $  832      $  914
                                                                ======      ======      ======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The accumulated postretirement benefit obligation ("APBO") was determined using an assumed discount rate of 7.5%, 7.5% and 8.5% for 1996, 1995 and 1994, respectively. The assumed annual health care trend rate for retirees younger than 65 was 9.0% in 1996 (9.5% in 1995 and 10% in 1994) decreasing to 6.0% in
2004. The assumed annual health care trend rate for retirees aged 65 and over will decrease to 5.5% in 2004. A 1% change in the trend rate would increase the APBO by 4.2% and annual expense by 11%.

NOTE K -- LEASES

     Rental expense for 1996, 1995 and 1994 was $4,751, $3,527 and $931, respectively. Future minimum lease commitments during each of the five years following December 31, 1996 are as follows: $3,295 in 1997, $2,630 in 1998, $2,184 in 1999, $2,044 in 2000 and $1,735 in 2001.

NOTE L -- INDUSTRY SEGMENTS

     The Company operates in two industry segments: Manufactured Products and Logistics. The Manufactured Products Segment manufactures industrial products for the airline, automotive, locomotive, trucking and housewares industries and includes forged and machined products, metal forming, capital equipment, permanent mold castings, industrial rubber products and consumer products. Forged and machined products include the production, machining and finishing of closed die forgings produced by the Company and others. Metal forming includes the engineering and manufacturing of fasteners, cold formed parts and related hardware. Capital equipment includes the engineering and manufacturing of capital equipment consisting of forging presses, specialty lift trucks and induction heating systems. Permanent mold castings include the production and machining of permanent mold aluminum parts. Industrial rubber products include custom made molded and lathe cut goods and items requiring rubber-to-metal bonding. Consumer products include molded plastic and metal indoor and outdoor products. The Logistics Segment provides supply chain management of various commodity products including fasteners, primarily to original equipment manufacturers.

     The Company's sales are made through its own sales organization, distributors and representatives. Intersegment metal forming sales to the Logistics Segment are eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes interest expense and amortization of excess purchase price over net assets acquired. Identifiable assets by industry segment include assets directly identified with those operations.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, and other assets.

                                                               YEARS ENDED DECEMBER 31
                                                         ------------------------------------
                                                           1996          1995          1994
                                                         --------      --------      --------
Net Sales
     Manufactured products............................   $196,327      $181,000      $129,216
     Logistics........................................    151,352       108,501           -0-
                                                         --------      --------      --------
                                                         $347,679      $289,501      $129,216
                                                         ========      ========      ========
Income from continuing operations before income taxes
     Manufactured products............................   $ 16,263      $ 14,525      $ 11,011
     Logistics........................................      9,276         8,217           -0-
                                                         --------      --------      --------
                                                           25,539        22,742        11,011
     Amortization of excess purchase price over net
       assets acquired................................     (1,902)       (1,504)         (223)
     Corporate costs..................................     (1,937)       (2,414)       (2,635)
     Interest expense.................................     (6,947)       (5,911)       (1,501)
                                                         --------      --------      --------
                                                         $ 14,753      $ 12,913      $  6,652
                                                         ========      ========      ========
Identifiable Assets
     Manufactured products............................   $177,946      $162,114      $ 90,851
     Logistics........................................     92,862        93,876           -0-
     General corporate................................     12,102        12,063        10,520
     Discontinued operations..........................        -0-        33,694        27,025
                                                         --------      --------      --------
                                                         $282,910      $301,747      $128,396
                                                         ========      ========      ========
Depreciation and Amortization Expense
     Manufactured products............................   $  6,644      $  5,544      $  3,213
     Logistics........................................      1,354           734           -0-
                                                         --------      --------      --------
                                                         $  7,998      $  6,278      $  3,213
                                                         ========      ========      ========
Capital Expenditures
     Manufactured products............................   $ 10,272      $  4,974      $  3,557
     Logistics........................................      4,152         1,099           -0-
     General corporate................................      1,054           237           260
     Discontinued operations..........................        112         7,322         7,932
                                                         --------      --------      --------
                                                         $ 15,590      $ 13,632      $ 11,749
                                                         ========      ========      ========

     The Company's manufactured products segment had sales of $33,728 in 1996, $32,200 in 1995, and $28,000 in 1994 to Ford Motor Company (9.7%, 11.1% and
21.7% of consolidated net sales, respectively).

NOTE M -- RESTRUCTURING CHARGES AND OTHER INCOME

     During the fourth quarter of 1996, the Company commenced the reorganization of its consumer products manufacturing operations which will result in the realignment of two manufacturing facilities and the discontinuance of certain products lines. As a result of these

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES actions, the Company recorded a charge of $2,700 primarily for the writedown of certain property and equipment and inventory to estimated net realizable value.

     In December 1996, the Company negotiated full settlement of subordinated notes receivable, resulting from the sale of two manufacturing facilities, which were fully reserved at the date of sale. The net proceeds received of $2,700 were recorded in income in the fourth quarter. In the third quarter of 1996, the Company sold certain securities purchased during 1996 for $6,315 which resulted in a gain of $1,500.

                          SUPPLEMENTARY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTER ENDED
                                                 -------------------------------------------------------
                    1996                          MARCH 31       JUNE 30        SEPT.30        DEC. 31
---------------------------------------------    ----------     ----------     ----------     ----------
Net sales....................................     $ 90,854       $ 90,693       $ 79,750       $ 86,382
Gross profit.................................       15,530         15,431         13,044         14,274
Income from continuing operations............        2,582          2,550          2,113          2,448
Income from discontinued operations..........        1,499          1,326          8,817            -0-
Net Income...................................     $  4,081       $  3,876       $ 10,930       $  2,448
                                                   =======        =======        =======        =======
Primary Earnings Per Share:
  Continuing Operations......................     $    .24       $    .23       $    .19       $    .22
  Discontinued Operations....................          .14            .12            .81            -0-
                                                   -------        -------        -------        -------
  Net Income.................................     $    .38       $    .35       $   1.00       $    .22
                                                   =======        =======        =======        =======

                                                                      QUARTER ENDED
                                                 -------------------------------------------------------
                    1995                          MARCH 31       JUNE 30        SEPT. 30       DEC. 31
---------------------------------------------    ----------     ----------     ----------     ----------
Net sales....................................     $ 42,331       $ 88,311       $ 77,164       $ 81,695
Gross profit.................................        8,208         14,947         11,548         13,927
Income from continuing operations............        2,696          4,221          2,059         10,837
Income from discontinued operations..........        1,044            600            956          1,621
Net Income...................................     $  3,740       $  4,821       $  3,015       $ 12,458
                                                   =======        =======        =======        =======
Primary Earnings Per Share:
  Continuing Operations......................     $    .31       $    .39       $    .19       $   1.00
  Discontinued Operations....................          .12            .06            .09            .15
                                                   -------        -------        -------        -------
  Net Income.................................     $    .43       $    .45       $    .28       $   1.15
                                                   =======        =======        =======        =======

NOTE 1 -- On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc., a wholly-owned subsidiary which manufactures plastic containers, for $50.8 million in cash, resulting in a pretax gain of $13.8 million recognized in the third quarter of 1996. The results of operations for Bennett have been classified as discontinued operations for all periods presented. The assets and liabilities of Bennett have been classified in the consolidated balance sheets as net assets of discontinued operations at December 31, 1995.

NOTE 2 -- On March 31, 1995, the Company acquired all of the shares of RB&W Corporation in exchange for 2,023,000 shares of the Company's common stock and cash. The transaction has been accounted for as a purchase and, accordingly, the operations of RB&W have been included since that date.

NOTE 3 -- Effective December 31, 1995, the Company recorded the deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards, resulting in a credit of $8.1 million for the year ended December 31, 1995. Therefore, as of January 1, 1996, the Company began to fully provide Federal income taxes.

NOTE 4 -- Included in income from continuing operations for the quarter ended September 30, 1996, is a gain on the sale of securities of $1.0 million, net of income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in "Election of Directors" on pages 2 and 3 of Park-Ohio's Proxy Statement, dated April 16, 1997, is incorporated herein by reference. Information relating to executive officers of Park-Ohio is contained under Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation contained under the headings "Certain Matters Pertaining to the Board of Directors" on page 6, "Executive Compensation" on pages 7 and 8, and "Information Concerning Executive Officers -- Executive Agreements" on page 12, of Park-Ohio's Proxy Statement, dated April 16, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Beneficial Ownership of Shares" on pages 4 and 5 of Park-Ohio's Proxy Statement, dated April 16, 1997, relating to the beneficial ownership of Park-Ohio's Common Stock is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning related transactions contained under the heading "Information Concerning Executive Officers -- Related Transactions" on page 12 of Park-Ohio's Proxy Statement, dated April 16, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                                       PAGE
                                                                                       -----
  Report of Independent Auditors....................................................      11
  Financial Statements
     Consolidated balance sheets -- December 31, 1996 and 1995......................      12
     Consolidated statements of income -- years ended December 31, 1996, 1995 and
      1994..........................................................................      13
     Consolidated statements of shareholders' equity -- years ended December 31,
      1996, 1995 and 1994...........................................................      14
     Consolidated statements of cash flows -- years ended December 31, 1996, 1995
      and 1994......................................................................      15
     Notes to consolidated financial statements.....................................   16-27
  Selected quarterly financial data (unaudited) -- years ended December 31, 1996 and
     1995...........................................................................      28

    (3) Exhibits included herein:

          (3)(A)  Amended Articles of Incorporation of Park-Ohio..............         ****
          (3)(B)  Code of Regulations of Park-Ohio............................         ****
                  Instruments defining the rights of security holders:
          (4)(A)  See Exhibits (3)(A) and (B)
          (4)(B)  Credit Agreement among Park-Ohio Industries, Inc., and
                  various financial institutions, dated April 11, 1995........        *****
          (4)(C)  Indenture dated May 3, 1994 between Park-Ohio Industries,
                  Inc. and Society Bank, Michigan, as Trustee.................          ***
         (10)(A)  Form of Indemnification Agreement entered into between
                  Park-Ohio Industries, Inc. and each of its directors and
                  certain officers............................................            *
         (10)(B)  Amended and Restated Plan and Agreement of Merger dated
                  February 6, 1995 among Park-Ohio Industries, Inc., P.O.
                  Acquisition Company, Inc. and RB&W Corporation..............        *****
         (10)(C)  Plan and Agreement of Merger dated October 1, 1993 among
                  Park-Ohio Industries, Inc., PO Acquisition Company, Inc.,
                  General Aluminum Mfg. Company and Edward F. Crawford........           **
         (10)(D)  Park-Ohio Industries, Inc. Amended and Restated 1992 Stock
                  Option Plan.................................................       ******
         (10)(E)  Escrow Agreement dated October 15, 1993 among Park-Ohio
                  Industries, Inc., Edward F. Crawford and The Huntington
                  Trust Company, N.A..........................................           **
         (10)(F)  Employment Agreement between Park-Ohio Industries, Inc. And
                  John J. Murray dated effective January 1, 1995..............      *******
         (10)(G)  Asset Purchase Agreement dated as of May 28, 1996 among
                  North America Packaging Corporation, as Buyer, Bennett
                  Industries, Inc., as Seller, and Park-Ohio Industries,
                  Inc.........................................................     ********
         (10)(H)  Non-Statutory Stock Option Agreement dated February 22, 1996 by and between Park-Ohio Industries, Inc., and Edward F.
                  Crawford....................................................    *********
         (10)(I)  1996 Non-employee Director Stock Option Plan................    *********
            (11)  Computation of Net Income Per Common Share

        (21)      List of Subsidiaries of Park-Ohio Industries, Inc.
        (23)      Consent of Independent Auditors
        (27)      Financial Data Schedule (Electronic Filing Only)

---------------

           * These documents were filed as part of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          ** These documents were filed as part of the registrant's Report on Form 8-K filed with the Commission on November 1, 1993.

        *** These documents were filed as part of the registrant's Report on Form 8-K filed with the Commission on May 6, 1994.

       **** These documents were filed as part of the registrant's Report on Form S-3 (No. 33-86054)filed with the Commission on November 7, 1994.

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

 ******** These documents were filed as part of the Registrant's Report on Form
          10-Q filed with the Commission on August 14, 1996.

********* These documents were filed as part of the Registrant's Definitive
          Proxy Statement filed with the Commission on April 16, 1996.

              Exhibits (10)(D), (10)(F) and (10)(H) are either a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K filed in the fourth quarter of 1996:

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PARK-OHIO INDUSTRIES, INC.
                                                  (Registrant)

                                            By: /s/ RONALD J.
                                                COZEAN

                                              ----------------------
                                              Ronald J. Cozean,
                                                Secretary

Date: March 27, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         /s/ EDWARD F. CRAWFORD         Chairman and Chief Executive
----------------------------------------
                                        Officer (Principal Executive
           Edward F. Crawford           Officer) and Director

           /s/ JOHN J. MURRAY           President and Chief Operating
----------------------------------------
                                        Officer and Director
             John J. Murray

          /s/ JAMES S. WALKER           Vice President -- and Chief
----------------------------------------
                                        Financial Officer (Principal
            James S. Walker             Financial and Accounting Officer)

        /s/ LEWIS E. HATCH, JR.         Director
----------------------------------------
          Lewis E. Hatch, Jr.

         /s/ THOMAS E. MCGINTY          Director
----------------------------------------
           Thomas E. McGinty

        /s/ LAWRENCE O. SELHORST        Director
----------------------------------------
          Lawrence O. Selhorst

         /s/ RICHARD S. SHEETZ          Director
----------------------------------------
           Richard S. Sheetz

           /s/ JAMES W. WERT            Director
----------------------------------------
             James W. Wert

                                                            March 27, 1997

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 EXHIBIT INDEX

                EXHIBIT
----------------------------------------
(4)(D)    First Amendment dated as of June 19, 1995 to the Credit Agreement among
          Park-Ohio Industries, Inc. and various financial institutions dated April
          11, 1995
(4)(E)    Second Amendment dated as of December 5, 1995 to the Credit Agreement among Park-Ohio Industries, Inc. and various financial institutions dated
          April 11, 1995
(4)(F)    Third Amendment dated as of April 11, 1996 to the Credit Agreement among
          Park-Ohio Industries, Inc. and various financial institutions dated April
          11, 1995
(4)(G)    Fourth Amendment dated as of December 31, 1996 to the Credit Agreement among Park-Ohio Industries, Inc. and various financial institutions dated
          April 11, 1995
  (11)    Computation of Net Income per Common share
  (21)    List of Subsidiaries of Park-Ohio Industries,Inc.
  (23)    Consent of Independent Auditors
  (27)    Financial Data Schedule
          (Electronic Filing Only)