Form 10-Q
period 1997-03-31
PARK OHIO INDUSTRIES INC
filed 1997-05-13
CIK 76282

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                     COMMISSION FILE NO. 0-3134
MARCH 31, 1997

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                       34-6520107
-----------------------------------------     -----------------------------------------
     (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  23000 EUCLID AVENUE, CLEVELAND, OHIO                          44117
-----------------------------------------     -----------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 216/692-7200

     Indicate by check mark whether the registrant:

    (1)  Has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports)
         and:

    (2)  Has been subject to such filing requirements for the past 90 days.

         YES [X]  NO [ ]

     Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of April 30, 1997: 10,995,462 including 187,500 shares held in escrow and 306,171 held in treasury.

                    The Exhibit Index is located on page 12.

================================================================================

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated condensed balance sheets -- March 31, 1997 and December 31, 1996
            Consolidated condensed statements of income -- Three months ended March 31, 1997 and 1996
            Consolidated condensed statements of cash flows -- Three months ended March 31,
            1997 and 1996
            Notes to consolidated condensed financial statements -- March 31, 1997
            Independent accountants' review report
Item 2.     Management's Discussion

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                      (UNAUDITED)
                                                                       MARCH 31       DECEMBER 31
                                                                         1997             1996
                                                                      -----------     ------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.........................................   $   1,681        $  4,659
  Accounts receivable, less allowances for doubtful accounts of
     $1,189 at March 31, 1997 and $1,048 at December 31, 1996.......      64,998          58,764
  Inventories.......................................................      85,742          83,758
  Deferred taxes....................................................       3,000           3,000
  Other current assets..............................................       7,334           5,718
                                                                       ---------        --------
          Total Current Assets......................................     162,755         155,899
Property, Plant and Equipment.......................................     113,388         106,862
  Less accumulated depreciation.....................................      54,848          53,054
                                                                       ---------        --------
                                                                          58,540          53,808
Other Assets
  Excess purchase price over net assets acquired, net...............      44,209          40,305
  Deferred taxes....................................................      14,100          14,100
  Other.............................................................      20,673          18,798
                                                                       ---------        --------
                                                                       $ 300,277        $282,910
                                                                       =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable............................................   $  31,122        $ 28,545
  Accrued expenses..................................................      19,398          20,695
  Current portion of long-term liabilities..........................       6,936           6,936
                                                                       ---------        --------
          Total Current Liabilities.................................      57,456          56,176
Long-Term Liabilities, less current portion
  Long-term debt....................................................      67,794          55,571
  Other postretirement benefits.....................................      28,055          28,442
  Other.............................................................       4,787           4,788
                                                                       ---------        --------
                                                                         100,636          88,801
Convertible Senior Subordinated Debentures..........................      22,235          22,235
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.........................................         -0-             -0-
     Common Stock...................................................      10,808          10,433
  Additional paid-in capital........................................      52,937          49,337
  Retained earnings.................................................      59,945          57,703
  Treasury stock, at cost...........................................      (3,740)         (1,775)
                                                                       ---------        --------
                                                                         119,950         115,698
                                                                       ---------        --------
                                                                       $ 300,277        $282,910
                                                                       =========        ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                (Dollars in thousands -- except per share data)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Net sales................................................................  $93,806     $90,854
Cost of products sold....................................................   78,763      75,324
                                                                           -------     -------
  Gross profit...........................................................   15,043      15,530
Selling, general and administrative expenses.............................    9,862       9,473
Interest expense.........................................................    1,623       1,893
                                                                           -------     -------
  Income from continuing operations before income taxes..................    3,558       4,164
Income taxes.............................................................    1,316       1,582
                                                                           -------     -------
  Income from continuing operations......................................    2,242       2,582
Income from discontinued operations......................................      -0-       1,499
                                                                           -------     -------
          Net Income.....................................................  $ 2,242     $ 4,081
                                                                           =======     =======
Net income per common share:
  Continuing operations..................................................  $   .20     $   .24
  Discontinued operations................................................      -0-         .14
                                                                           -------     -------
  Net income.............................................................  $   .20     $   .38
                                                                           =======     =======
Common shares used in the computation....................................   11,097      10,816
                                                                           =======     =======

See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
OPERATING ACTIVITIES
  Net income.............................................................  $ 2,242     $ 4,081
  Adjustments to reconcile net income to net cash provided (used) by continuing operations:
       Discontinued operations...........................................      -0-      (1,499)
       Depreciation and amortization.....................................    2,248       2,648
       Deferred income taxes.............................................      -0-       1,200
                                                                           -------     -------
                                                                             4,490       6,430
  Changes in operating assets and liabilities of continuing operations excluding acquisitions of businesses:
       Accounts receivable...............................................   (5,578)     (8,301)
       Inventories and other current assets..............................   (2,597)       (167)
       Accounts payable and accrued expenses.............................     (251)     (1,296)
       Other.............................................................     (439)     (2,495)
                                                                           -------     -------
          Net Cash Used by Continuing Operations.........................   (4,375)     (5,829)
          Net Cash Provided by Discontinued Operations...................      -0-       1,911
                                                                           -------     -------
            Net Cash Used by Operations..................................   (4,375)     (3,918)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net........................   (3,438)     (3,611)
  Costs of acquisitions, net of cash acquired............................   (4,100)        -0-
  Investments............................................................   (1,323)        -0-
                                                                           -------     -------
          Net Cash Used by Investing Activities..........................   (8,861)     (3,611)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions.......................    4,100         -0-
  Proceeds from bank arrangements for operations.........................    9,400       7,500
  Payments on long-term debt.............................................   (1,277)        (71)
  Purchase of treasury stock.............................................   (1,965)        -0-
  Issuance of common stock under stock option plan.......................      -0-          45
                                                                           -------     -------
          Net Cash Provided by Financing Activities......................   10,258       7,474
                                                                           -------     -------
       Decrease in Cash and Cash Equivalents.............................   (2,978)        (55)
       Cash and Cash Equivalents at Beginning of Period..................    4,659       2,662
                                                                           -------     -------
       Cash and Cash Equivalents at End of Period........................  $ 1,681     $ 2,607
                                                                           =======     =======

See notes to consolidated condensed financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

                (Dollars in thousands -- except per share data)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SALE OF BENNETT INDUSTRIES

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactures plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited , an Australian company, for $50.8 million in cash, resulting in a pretax gain of $13.8 million recognized in the third quarter of 1996. The results of operations and changes in cash flows for Bennett for the three months ended March 31, 1996 have been classified as discontinued operations. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt.

     Summary operating results of the discontinued operations, excluding the above gain on sale, for the three months ended March 31, 1996 were as follows:

     Sales...................................................................    $19,818
     Costs and expenses......................................................     17,401
                                                                                  ------
     Income from discontinued operations before income taxes.................      2,417
     Income taxes............................................................        918
                                                                                  ------
     Net income from discontinued operations.................................    $ 1,499
                                                                                  ======

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                                   MARCH 31     DECEMBER 31
                                                                     1997          1996
                                                                   --------     -----------
     In process and finished goods...............................  $62,228        $60,587
     Raw materials and supplies..................................   23,514         23,171
                                                                   -------        -------
                                                                   $85,742        $83,758
                                                                   =======        =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- SHAREHOLDERS' EQUITY

     Capital stock consists of the following:

        Serial Preferred Stock:
             Authorized -- 632,470 shares; none issued
        Common Stock:
             Authorized -- 20,000,000 shares
           Issued and outstanding -- 10,807,962 shares at March 31, 1997 and
               10,432,998 at December 31, 1996. The increase in outstanding shares results from the issuance of 375,000 common shares relating to the earn-out provision of the acquisition of General Aluminum Mfg. Company.

NOTE E -- NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible senior subordinated debentures. Fully diluted earnings per share for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                      -------------------
                                                                       1997        1996
                                                                      -------     -------
     Continuing operations..........................................  $   .20     $   .24
     Discontinued operations........................................      -0-         .12
                                                                      -------     -------
     Net Income.....................................................  $   .20     $   .36
                                                                      =======     =======
     Common shares used in the computation..........................   12,248      12,022
                                                                      =======     =======

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the three months ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated condensed balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ ERNST & YOUNG LLP

April 21, 1997
Cleveland, Ohio

                            MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS
FIRST THREE MONTHS 1997 VERSUS FIRST THREE MONTHS 1996

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc., a wholly-owned subsidiary of the Company, which manufactures plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million recognized in the third quarter of 1996. The results of operations and changes in cash flows of Bennett for the three months ended March 31, 1996 have been classified as discontinued operations.

     Net sales from continuing operations increased by $3.0 million or 3% in the first three months of 1997 from the corresponding period of the prior year. The increase was divided between internally generated sales increases and two small acquisitions made in the first quarter of 1997.

     Gross profit from continuing operations declined by $487 thousand in the current period as compared to the first quarter of 1996. This decline is largely attributable to certain operations included in the manufactured products segment not achieving their sales goals due to shipments being extended into the balance of 1997, thereby increasing the amount of unabsorbed burden for the period. Consolidated gross margins were 16% of sales in the current period versus 17% in the first three months of 1996.

     Selling, general and administrative costs from continuing operations increased by $389 thousand to $9.9 million from $9.5 million in the first quarter of 1996. The increase in costs is primarily related to increased sales for the period. As a percentage of sales, consolidated selling, general and administrative costs accounted for 10.5% of the sales dollar in the current period compared to 10.4% in the corresponding period of the prior year.

     Interest expense from continuing operations decreased by $270 thousand in the current period due to lower levels of debt outstanding during the period. Average debt outstanding for the period decreased by approximately $32.6 million from $121.5 million in 1996 to $88.9 million in 1997. The decrease resulted from applying the net proceeds from the Bennett disposition to outstanding bank debt. Interest rates were approximately the same in both periods.

     At December 31, 1996, subsidiaries of the Company have net operating loss carryforwards for tax purposes of approximately $15.0 million, subject to certain limitations which expire in 2001 to 2007.

LIQUIDITY AND SOURCES OF CAPITAL

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from continuing operations are expected to be adequate to meet current cash requirements, including capital expenditures. The Company's recent growth has largely been fueled by acquisitions. In the event additional capital resources are needed for other opportunities in the near future, the Company believes adequate financing is either in place or would be available. The Company currently has a credit agreement with a group of banks ($90 million revolving credit commitment and a $31.2 million term loan) of which $75.2 million is borrowed as of April 30, 1997.

     During the three-month period ended March 31, 1997, the Company generated $4.5 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $8.9 million in the operating accounts, the Company used $4.4 million for operating activities. During the period, the Company invested $3.4 million in capital expenditures and $5.4 million for acquisitions and investments. During the quarter, the Company also bought 148,746 shares of its common stock in the open market for $2.0 million. As of March 31, 1997, the Company has 274,971 shares of its common stock in the treasury. These activities were funded by a net increase in bank borrowings of $12.2 million and a use of cash of $3.0 million.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated condensed financial statements as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

     (11)    Computation of net income per common share
     (15)    Letter re: unaudited financial information
     (27)    Financial data schedule (Electronic Filing Only)

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARK-OHIO INDUSTRIES, INC.

                                            ------------------------------------
                                                        (Registrant)

                                            By        /s/ J. S. WALKER

                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:   Vice President and Chief
                                                Financial Officer

                                            Dated          May 13, 1997

                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 1997

EXHIBIT
-------
  11        Computation of net income per common share
  15        Letter re: unaudited financial information
  27        Financial data schedule (Electronic filing only)