Form 10-Q
period 1997-06-30
PARK OHIO INDUSTRIES INC
filed 1997-08-14
CIK 76282

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                     COMMISSION FILE NO. 0-3134
JUNE 30, 1997

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

    (1)  Has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports);
         and

    (2)  Has been subject to such filing requirements for the past 90 days.

         YES [X]  NO [ ]

     Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of July 31, 1997: 11,147,463 including 187,500 shares held in escrow.

                    The Exhibit Index is located on page 14.

================================================================================

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated condensed balance sheets -- June 30, 1997 and December 31, 1996
            Consolidated condensed statements of income -- Six months and three months ended
            June 30, 1997 and 1996
            Consolidated condensed statements of cash flows -- Six months ended June 30, 1997 and 1996
            Notes to consolidated condensed financial statements -- June 30, 1997
            Independent accountants' review report
Item 2.     Management's Discussion

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                      (UNAUDITED)
                                                                        JUNE 30       DECEMBER 31
                                                                         1997             1996
                                                                      -----------     ------------
                                                                         (DOLLARS IN THOUSANDS)
                               ASSETS
Current Assets
  Cash and cash equivalents.........................................   $   5,358        $  4,659
  Accounts receivable, less allowances for doubtful accounts of
     $1,354 at June 30, 1997 and $1,048 at December 31, 1996........      68,804          58,764
  Inventories.......................................................      86,252          83,758
  Deferred taxes....................................................       3,000           3,000
  Other current assets..............................................       9,341           5,718
                                                                       ---------        --------
          Total Current Assets......................................     172,755         155,899
Property, Plant and Equipment.......................................     118,225         106,862
  Less accumulated depreciation.....................................      56,677          53,054
                                                                       ---------        --------
                                                                          61,548          53,808
Other Assets
  Excess purchase price over net assets acquired, net...............      48,445          40,305
  Deferred taxes....................................................      13,100          14,100
  Other.............................................................      25,247          18,798
                                                                       ---------        --------
                                                                       $ 321,095        $282,910
                                                                       =========        ========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable............................................   $  33,954        $ 28,545
  Accrued expenses..................................................      20,815          20,695
  Current portion of long-term liabilities..........................       6,934           6,936
                                                                       ---------        --------
          Total Current Liabilities.................................      61,703          56,176
Long-Term Liabilities, less current portion
  Long-term debt....................................................      81,903          55,571
  Other postretirement benefits.....................................      27,794          28,442
  Other.............................................................       4,903           4,788
                                                                       ---------        --------
                                                                         114,600          88,801
Convertible Senior Subordinated Debentures..........................      21,125          22,235
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.........................................         -0-             -0-
     Common Stock...................................................      10,960          10,433
  Additional paid-in capital........................................      53,871          49,337
  Retained earnings.................................................      62,979          57,703
  Treasury stock, at cost...........................................      (4,143)         (1,775)
                                                                       ---------        --------
                                                                         123,667         115,698
                                                                       ---------        --------
                                                                       $ 321,095        $282,910
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

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                (Dollars in thousands -- except per share data)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30                   JUNE 30
                                                   --------------------     ---------------------
                                                     1997        1996         1997         1996
                                                   --------     -------     --------     --------
Net sales........................................  $103,785     $90,693     $197,591     $181,547
Cost of products sold............................    86,965      75,262      165,728      150,587
                                                   --------     -------     --------     --------
  Gross profit...................................    16,820      15,431       31,863       30,960
Selling, general and administrative expenses.....    10,044       9,360       19,906       18,832
                                                   --------     -------     --------     --------
  Operating income...............................     6,776       6,071       11,957       12,128
Interest expense.................................     1,857       1,959        3,480        3,851
                                                   --------     -------     --------     --------
  Income from continuing operations before income
     taxes.......................................     4,919       4,112        8,477        8,277
Income taxes.....................................     1,884       1,562        3,200        3,145
                                                   --------     -------     --------     --------
  Income from continuing operations..............     3,035       2,550        5,277        5,132
Income from discontinued operations, net of
  tax............................................       -0-       1,326          -0-        2,825
                                                   --------     -------     --------     --------
          Net Income.............................  $  3,035     $ 3,876     $  5,277     $  7,957
                                                   ========     =======     ========     ========
Per common share:
  Continuing operations..........................  $    .28     $   .23     $    .48     $    .46
  Discontinued operations........................       -0-         .12          -0-          .26
                                                   --------     -------     --------     --------
  Net income.....................................  $    .28     $   .35     $    .48     $    .72
                                                   ========     =======     ========     ========
Common shares used in the computation............    10,953      11,112       10,972       11,002
                                                   ========     =======     ========     ========

See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES
  Net income...........................................................  $  5,277     $  7,957
  Adjustments to reconcile net income to net cash provided (used) by continuing operations:
       Discontinued operations.........................................       -0-       (2,825)
       Depreciation and amortization...................................     4,622        4,271
       Deferred income taxes...........................................     1,000        2,500
                                                                         --------     --------
                                                                           10,899       11,903
  Changes in operating assets and liabilities of continuing operations excluding acquisitions of businesses:
       Accounts receivable.............................................    (8,086)     (10,351)
       Inventories and other current assets............................    (3,243)       4,087
       Accounts payable and accrued expenses...........................     2,799       (9,286)
       Other...........................................................    (5,081)      (4,025)
                                                                         --------     --------
          Net Cash Used by Continuing Operations.......................    (2,712)      (7,672)
          Net Cash Provided by Discontinued Operations.................       -0-        4,932
                                                                         --------     --------
            Net Cash Used by Operations................................    (2,712)      (2,740)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net......................    (5,221)      (6,199)
  Cost of acquisitions, net of cash acquired...........................   (13,917)         -0-
  Investments..........................................................    (1,323)         -0-
  Other................................................................       231          -0-
                                                                         --------     --------
          Net Cash Used by Investing Activities........................   (20,230)      (6,199)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions.....................    13,900          -0-
  Proceeds from bank arrangements for operations.......................    15,100        9,500
  Payments on debt.....................................................    (3,777)      (1,766)
  Purchase of treasury stock...........................................    (2,369)         -0-
  Issuance of common stock under stock option plan.....................       787           55
                                                                         --------     --------
          Net Cash Provided by Financing Activities....................    23,641        7,789
                                                                         --------     --------
       Increase (Decrease) in Cash and Cash Equivalents................       699       (1,150)
       Cash and Cash Equivalents at Beginning of Period................     4,659        2,662
                                                                         --------     --------
       Cash and Cash Equivalents at End of Period......................  $  5,358     $  1,512
                                                                         ========     ========

See notes to consolidated condensed financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997

                (Dollars in thousands -- except per share data)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SALE OF BENNETT INDUSTRIES

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactured plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pretax gain of $13.8 million recognized in the third quarter of 1996. The results of operations and changes in cash flows for Bennett for the three and six-month periods ended June 30, 1996 have been classified as discontinued operations. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt.

     Summary operating results of the discontinued operations, excluding the above gain on sale, for the three and six-month periods ended June 30, 1996 were as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30, 1996         JUNE 30, 1996
                                                        ------------------     ----------------
    Sales.............................................       $ 21,733              $ 41,551
    Costs and expenses................................         19,619                37,021
                                                             --------              --------
    Income from discontinued operations before income
      taxes...........................................          2,114                 4,530
    Income taxes......................................            788                 1,705
                                                             --------              --------
    Net income from discontinued operations...........       $  1,326              $  2,825
                                                             ========              ========

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                                    JUNE 30     DECEMBER 31
                                                                     1997          1996
                                                                    -------     -----------
    In process and finished goods.................................  $63,373       $60,587
    Raw materials and supplies....................................   22,879        23,171
                                                                    -------       -------
                                                                    $86,252       $83,758
                                                                    =======       =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- FINANCING ARRANGEMENTS

     In June, 1997 the Company amended its credit agreement with a group of five banks increasing its credit availability by $50 million to $170 million and extended its maturity date to March 31, 2001.

NOTE E -- SHAREHOLDERS' EQUITY

     Capital stock consists of the following:

        Serial Preferred Stock:
           Authorized -- 632,470 shares; none issued
        Common Stock:
           Authorized -- 20,000,000 shares
           Issued and outstanding -- 10,959,962 shares at June 30, 1997 and
               10,432,998 at December 31, 1996. The increase in outstanding shares results from the issuance of 152,000 common shares upon the exercise of stock options and 375,000 common shares issued pursuant to the earn-out provisions related to the acquisition of General Aluminum Mfg. Company.

NOTE F -- NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible senior subordinated debentures. Fully diluted earnings per share were as follows for the three and six-month periods ended June 30, 1997 and June 30, 1996, respectively.

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  -------------------     -------------------
                                                   1997        1996        1997        1996
                                                  -------     -------     -------     -------
    Continuing operations.......................  $   .27     $   .23     $   .47     $   .46
    Discontinued operations.....................      -0-         .11         -0-         .23
                                                  -------     -------     -------     -------
    Net Income..................................  $   .27     $   .34     $   .47     $   .69
                                                  =======     =======     =======     =======
    Common shares used in the computation.......   12,200      12,263      12,215      12,243
                                                  =======     =======     =======     =======

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996 is not expected to be material.

NOTE G -- SUBSEQUENT EVENT

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44,000,000. The transaction will be accounted for as a purchase. Arden is headquartered in Vadnais Heights, Minnesota and is a national distributor of specialty and standard fasteners to the industrial market and will be included in the Company's logistics segment.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The following is the estimated value of the net assets of Arden as of June 30, 1997:

    Cash.......................................................................  $ 2,146
    Accounts receivable........................................................   10,881
    Inventories................................................................   18,944
    Property, plant and equipment..............................................    4,596
    Excess purchase price over net assets acquired.............................   18,499
    Other assets...............................................................    1,941
    Trade accounts payable.....................................................   (4,534)
    Accrued expenses...........................................................   (3,449)
    Long-term liabilities......................................................   (5,024)
                                                                                 -------
              Total estimated cost of acquisition..............................  $44,000
                                                                                 =======

     The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
    Net Sales......................................................  $241,769     $228,190
    Gross profit...................................................    44,154       44,378
    Income from continuing operations..............................     4,391        4,321
    Income from continuing operations per common share.............  $    .40     $    .39
                                                                     ========     ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated condensed balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of income for the three-months and the six-months ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
August 4, 1997

                            MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS
FIRST HALF 1997 VERSUS FIRST HALF 1996

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for approximately $44 million in cash. The transaction will be accounted for as a purchase. Arden will be included in the Company's logistics segment. (See Note G to Consolidated Condensed Financial Statements included herein.)

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc., a wholly-owned subsidiary of the Company, which manufactured plastic containers, to North America Packaging Corporation, an indirect wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million recognized in the third quarter of 1996. The results of operations and changes in cash flows of Bennett for the three and six month periods ended June 30, 1996, have been classified as discontinued operations. (See Note B to Consolidated Condensed Financial Statements included herein.)

     Net sales from continuing operations increased by $16.0 million or 9% in the first half of 1997 from the corresponding period of the prior year. Of the total increase of $16.0 million, 60% relates to the logistics segment, which was internally generated, while the remainder pertains to the manufactured products segment. For the manufactured products segment, this increase was from internally generated sales and acquisitions completed in 1997.

     Gross profit from continuing operations increased by $903 thousand in the current period as compared to the first half of 1996. This increase was a result of the increased logistics sales and the acquisitions made in the manufactured products segment. Consolidated gross margins were 16% of sales in the current period versus 17% in the first half of 1996.

     Selling, general and administrative costs from continuing operations increased by $1.1 million to $19.9 million from $18.8 million in the first half of 1996. The increase in costs is primarily related to increased sales for the period. As a percentage of sales, consolidated selling, general and administrative costs accounted for 10.1% of the sales dollar in the current period compared to 10.4% in the corresponding period of the prior year.

     Interest expense from continuing operations decreased by $371 thousand in the current period due to lower levels of debt outstanding during the period. Average debt outstanding for the period decreased by $27.6 million from $123.7 million in 1996 to $96.1 million in 1997. The decrease principally resulted from applying the net proceeds from the Bennett disposition to outstanding bank debt partially offset by borrowings in 1997 for financing and investing activities. Interest rates were approximately the same in both periods.

     At December 31, 1996, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $15.0 million, subject to certain limitations which expire in 2001 to 2007.

SECOND QUARTER 1997 VERSUS SECOND QUARTER 1996

     Net sales from continuing operations increased by $13.1 million or 14% in the second quarter of 1997 from the corresponding period of the prior year. This increase was largely the result of internally generated sales (74%), primarily in the logistics segment, and the remainder related to acquisitions made in the manufactured products segment in 1997.

     Gross profit from continuing operations increased by $1.4 million in the current period as compared to the second quarter of 1996. This increase was a result of the sales increase of $13.1 million including the acquisitions made in the manufactured products segment. Consolidated gross margins were 16% of sales in the current period versus 17% in the second quarter of 1996.

     Selling, general and administrative costs from continuing operations increased by $684 thousand to $10.0 million from $9.4 million in the second quarter of 1996. The increase in costs is primarily related to increased sales for the period. As a percentage of sales, consolidated selling, general and administrative costs accounted for 9.7% of the sales dollar in the current period compared to 10.3% in the corresponding period of the prior year.

     The reduction in interest expense from continuing operations in the current period was due to lower levels of debt outstanding during the period. Average debt outstanding for the period decreased by $23.5 million from $126.6 million in 1996 to $103.1 million in 1997. The decrease principally results from applying the net proceeds from the Bennett disposition to outstanding bank debt partially offset by borrowings in 1997 for financing and investing activities. Interest rates were approximately the same in both periods.

LIQUIDITY AND SOURCES OF CAPITAL

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from continuing operations are expected to be adequate to meet current cash requirements, including capital expenditures. The Company's recent growth has largely been fueled by acquisitions. In the event additional capital resources are needed for other opportunities in the near future, the Company believes adequate financing is either in place or would be available. In June, 1997, the Company increased its credit availability with its group of five banks by $50 million to $170 million, for the purposes of acquiring Arden. As of August 1, 1997, the Company had $122.5 million outstanding under its credit agreement with the banks.

     During the six-month period ended June 30, 1997, the Company generated $10.9 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $13.6 million in the operating accounts, the Company used $2.7 million for operating activities. During the period, the Company invested $5.2 million in capital expenditures and $15.2 million for acquisitions and investments. During the period, the Company bought 179,946 shares of its common stock in the open market for $2.4 million. As of June 30, 1997, the Company has 306,171 shares of its common stock in the treasury. In addition, the Company purchased in the open market $1.1 million of its convertible senior subordinated debentures. These activities were funded by a net increase in bank borrowings of $26.3 million.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated condensed financial statements as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders was held on May 22, 1997.

     (b) Proxies for the annual meeting of shareholders were solicited pursuant to Regulation 14 under the act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected.

     (c) The following matters were voted upon at the annual meeting of shareholders:

          Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current year ending December 31, 1997.

 10,140,525   Affirmative votes
      7,085   Negative votes
     15,504   Abstentions
        -0-   Non votes

     Edward F. Crawford was elected a Director of the Company with 10,142,999 votes for election.

     John J. Murray was elected a Director of the Company with 10,144,379 votes for election. Since Mr. Murray has resigned as a Director, a vacancy shall be held which may be filled by the Board of Directors if a qualified candidate is identified.

     James W. Wert was elected a Director of the Company with 9,948,544 votes for election.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

      (2)    Agreement and Plan of Merger dated June 16, 1997, among Park-Ohio Industries,
             Inc., PO Acquisition Corporation, and Arden Industrial Products, Inc.
             (Incorporated herein by reference to Exhibit (c)(1) to Registrant's Schedule
             14D-1 filed with the Commission on June 26, 1997).
      (4)    Fifth Amendment to the Credit Agreement, dated June 23, 1997, among Park-Ohio
             Industries, Inc. and various financial institutions. (Incorporated herein by reference to Exhibit (b)(3) to Registrant's Schedule 14D-1 filed with the
             Commission on June 26, 1997).
     (11)    Computation of net income per common share
     (15)    Letter re: unaudited financial information
     (27)    Financial data schedule (Electronic Filing Only)

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1997. On August 11, 1997 the Company filed a Form 8-K regarding the Company's acquisition of Arden Industrial Products, Inc. See Management's discussion on page 11 herein.

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

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated       August 14, 1997
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 1997

EXHIBIT
-------
   2        Agreement and Plan of Merger dated June 16, 1997, among Park-Ohio Industries, Inc.,
            PO Acquisition Corporation, and Arden Industrial Products, Inc. (Incorporated
            herein by reference to Exhibit (c)(1) to Registrant's Schedule 14D-1 filed with the
            Commission on June 26, 1997).
   4        Fifth Amendment to the Credit Agreement, dated June 23, 1997, among Park-Ohio
            Industries, Inc. and various financial institutions. (Incorporated herein by reference to Exhibit (b)(3) to Registrant's Schedule 14D-1 filed with the
            Commission on June 26, 1997).
  11        Computation of net income per common share
  15        Letter re: unaudited financial information
  27        Financial data schedule (Electronic filing only)