Form 10-Q
period 1997-09-30
PARK OHIO INDUSTRIES INC
filed 1997-11-05
CIK 76282

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                     COMMISSION FILE NO. 0-3134
SEPTEMBER 30, 1997

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 216/692-7200

     Indicate by check mark whether the registrant:

    (1)  Has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports):
         and

    (2)  Has been subject to such filing requirements for the past 90 days.

         YES [X]  NO [ ]

     Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of September 30, 1997: 11,147,462 including 187,500 shares held in escrow.

                    The Exhibit Index is located on page 16.

================================================================================

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated Condensed Balance Sheets--September 30, 1997 and December 31, 1996
            Consolidated Condensed Statements of Income--Nine Months and Three Months Ended
            September 30, 1997 and 1996
            Consolidated Condensed Statement of Shareholders' Equity--Nine Months Ended
            September 30, 1997
            Consolidated Condensed Statements of Cash Flows--Nine Months Ended September 30,
            1997 and 1996
            Notes to Consolidated Condensed Financial Statements--September 30, 1997
            Independent Accountants' Review Report
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in thousands)

                                                                        (UNAUDITED)
                                                                        SEPTEMBER 30    DECEMBER 31
                                                                            1997           1996
                                                                        ------------    -----------
                               ASSETS
Current Assets:
  Cash and cash equivalents..........................................     $  3,786       $   4,659
  Accounts receivable, less allowances for doubtful accounts of
     $1,335 at September 30, 1997 and $1,048 at December 31, 1996....       82,234          58,764
  Inventories........................................................      111,720          83,758
  Deferred taxes.....................................................        4,640           3,000
  Other current assets...............................................       11,222           5,718
                                                                          --------       ---------
          Total Current Assets.......................................      213,602         155,899
Property, Plant and Equipment........................................      126,716         106,862
  Less accumulated depreciation......................................       58,719          53,054
                                                                          --------       ---------
                                                                            67,997          53,808
Other Assets:
  Excess purchase price over net assets acquired, net................       68,705          40,305
  Deferred taxes.....................................................       13,100          14,100
  Other..............................................................       25,378          18,798
                                                                          --------       ---------
                                                                          $388,782       $ 282,910
                                                                          ========       =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable.............................................     $ 41,161       $  28,545
  Accrued expenses...................................................       31,602          20,695
  Current portion of long-term liabilities...........................        7,165           6,936
                                                                          --------       ---------
          Total Current Liabilities..................................       79,928          56,176
Long-Term Liabilities, less current portion:
  Long-term debt.....................................................      127,584          55,571
  Other postretirement benefits......................................       27,416          28,442
  Other..............................................................        4,714           4,788
                                                                          --------       ---------
                                                                           159,714          88,801
Convertible Senior Subordinated Debentures...........................       21,125          22,235
Shareholders' Equity:
  Capital stock, par value $1 a share:
     Serial preferred stock..........................................            0               0
     Common stock....................................................       10,960          10,433
  Additional paid-in capital.........................................       53,481          49,337
  Retained earnings..................................................       65,506          57,703
  Treasury stock, at cost............................................       (1,932)         (1,775)
                                                                          --------       ---------
                                                                           128,015         115,698
                                                                          --------       ---------
                                                                          $388,782       $ 282,910
                                                                          ========       =========

---------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated condensed financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                (Dollars in thousands -- except per share data)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30             SEPTEMBER 30
                                                   --------------------     ---------------------
                                                     1997        1996         1997         1996
                                                   --------     -------     --------     --------
Net sales........................................  $114,325     $79,750     $311,916     $261,297
Cost of products sold............................    96,332      66,706      262,060      217,293
                                                   --------     -------     --------     --------
  Gross profit...................................    17,993      13,044       49,856       44,004
Selling, general and administrative expenses.....    11,512       9,482       31,613       28,314
                                                   --------     -------     --------     --------
  Operating income...............................     6,481       3,562       18,243       15,690
Other income.....................................       -0-      (1,521)        (320)      (1,521)
Interest expense.................................     2,473       1,627        6,078        5,478
                                                   --------     -------     --------     --------
  Income from continuing operations before income
     taxes.......................................     4,008       3,456       12,485       11,733
Income taxes.....................................     1,482       1,343        4,682        4,488
                                                   --------     -------     --------     --------
  Income from continuing operations..............     2,526       2,113        7,803        7,245
Income from discontinued operations, net of
  tax............................................       -0-       8,817          -0-       11,642
                                                   --------     -------     --------     --------
  Net income.....................................  $  2,526     $10,930     $  7,803     $ 18,887
                                                   ========     =======     ========     ========
Per common share:
  Continuing operations..........................  $    .23     $   .19     $    .70     $    .66
  Discontinued operations........................       -0-         .81          -0-         1.06
                                                   --------     -------     --------     --------
  Net income.....................................  $    .23     $  1.00     $    .70     $   1.72
                                                   --------     -------     --------     --------
Common shares used in the computation............    11,101      10,924       11,021       10,977
                                                   ========     =======     ========     ========

See notes to consolidated condensed financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                             (Dollars in thousands)

                                                      ADDITIONAL
                                          COMMON       PAID-IN       RETAINED     TREASURY
                                          STOCK        CAPITAL       EARNINGS      STOCK        TOTAL
                                         --------     ----------     --------     --------     --------
Balance January 1, 1997................  $ 10,433      $ 49,337      $ 57,703     $ (1,775)    $115,698
Issuance of General Aluminum Mfg.
  Company earnout shares...............       375         3,600                                   3,975
Exercise of stock options..............       152           544                      2,658        3,354
Purchase of treasury stock.............                                             (2,815)      (2,815)
Net income.............................                                 7,803                     7,803
                                         --------      --------      --------     --------     --------
Balance September 30, 1997.............  $ 10,960      $ 53,481      $ 65,506     $ (1,932)    $128,015
                                         ========      ========      ========     ========     ========

See notes to consolidated condensed financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (Dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES
  Net income...........................................................  $  7,803     $ 18,887
  Adjustments to reconcile net income to net cash provided (used) by continuing operations:
       Discontinued operations.........................................       -0-      (11,642)
       Depreciation and amortization...................................     7,371        5,512
       Deferred taxes..................................................     1,000        4,500
       Gain on sales of investments....................................      (320)      (1,521)
                                                                         --------     --------
                                                                           15,854       15,736
  Changes in operating assets and liabilities of continuing operations excluding acquisitions of businesses:
       Accounts receivable.............................................   (10,013)      (1,524)
       Inventories and other current assets............................   (12,245)        (346)
       Accounts payable and accrued expenses...........................     4,528       (8,820)
       Other...........................................................    (6,830)      (6,755)
                                                                         --------     --------
          Net Cash Used by Continuing Operations.......................    (8,706)      (1,709)
          Net Cash Provided by Discontinued Operations.................       -0-        1,474
                                                                         --------     --------
          Net Cash Used by Operations..................................    (8,706)        (235)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net......................    (9,244)      (8,600)
  Cost of acquisitions, net of cash acquired...........................   (53,933)         -0-
  Investments..........................................................      (419)      (4,763)
  Proceeds from sales of investments...................................       551        6,065
  Proceeds from sale of discontinued operation.........................       -0-       48,522
                                                                         --------     --------
          Net Cash (Used) Provided by Investing Activities.............   (63,045)      41,224
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions.....................    54,000          -0-
  Proceeds from bank arrangements for operations.......................    22,000        9,500
  Payments on debt.....................................................    (5,096)     (50,976)
  Purchase of treasury stock...........................................    (2,815)         -0-
  Issuance of common stock under stock option plan.....................     2,789           57
                                                                         --------     --------
          Net Cash Provided (Used) by Financing Activities.............    70,878      (41,419)
  Increase (Decrease) in Cash and Cash Equivalents.....................      (873)        (430)
  Cash and Cash Equivalents at Beginning of Period.....................     4,659        2,662
                                                                         --------     --------
  Cash and Cash Equivalents at End of Period...........................  $  3,786     $  2,232
                                                                         ========     ========

See notes to consolidated condensed financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997

                (Dollars in thousands -- except per share data)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE B--SALE OF BENNETT INDUSTRIES

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly owned subsidiary which manufactures plastic containers, to North American Packaging Corporation, a wholly owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pretax gain of $13.8 million recognized in the third quarter of 1996. The results of operations and changes in cash flows for Bennett for the three months and nine months ended September 30, 1996, have been presented as discontinued operations. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt.

     Summary operating results of the discontinued operations, excluding the above gain on sale of assets for the three months and nine months ended September 30, 1996 were as follows:

                                                                              NINE MONTHS ENDED
                                                         THREE MONTHS ENDED     SEPTEMBER 30,
                                                         SEPTEMBER 30, 1996         1996
                                                         ------------------   -----------------
    Sales...............................................       $7,897              $49,448
    Costs and expenses..................................        7,481               44,502
                                                               ------              -------
    Income from discontinued operations before income
      taxes.............................................          416                4,946
    Income taxes........................................          115                1,820
                                                               ------              -------
    Net income from discontinued operations.............       $  301              $ 3,126
                                                               ======              =======

NOTE C--INVENTORIES

     The components of inventory consist of the following:

                                                                 SEPTEMBER 30     DECEMBER 31
                                                                     1997            1996
                                                                 ------------     -----------
    In process and finished goods..............................    $ 86,904         $60,587
    Raw materials and supplies.................................      24,816          23,171
                                                                   --------         -------
                                                                   $111,720         $83,758
                                                                   ========         =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D--FINANCING ARRANGEMENTS

     In June 1997 the Company amended its credit agreement with a group of five banks in order to increase its credit availability by $50 million to $170 million and extend the maturity date to March 31, 2001.

NOTE E--SHAREHOLDERS' EQUITY

     At September 30, 1997, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 20,000,000 shares were authorized and 11,147,462 shares were issued and outstanding, including 187,500 shares held in escrow.

NOTE F--NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding and assumes the exercise of outstanding dilutive stock options and the issuance of certain additional shares subject to earn-out provisions. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible senior subordinated debentures. Fully diluted earnings per share were as follows for the three months and nine months ended September 30, 1997 and September 30, 1996, respectively.

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30            SEPTEMBER 30
                                                  -------------------     -------------------
                                                   1997        1996        1997        1996
                                                  -------     -------     -------     -------
    Continuing operations.......................  $   .22     $   .20     $   .69     $   .66
    Discontinued operations.....................      -0-         .73         -0-         .96
                                                  -------     -------     -------     -------
    Net income..................................  $   .22     $   .93     $   .69     $  1.62
                                                  =======     =======     =======     =======
    Common shares used in the computation.......   12,213      12,075      12,211      12,128
                                                  =======     =======     =======     =======

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996 is not expected to be material.

NOTE G--ACQUISITIONS

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44,000,000. The transaction has been accounted for as a purchase. Arden is headquartered in Vadnais Heights, Minnesota and is a national distributor of specialty and standard fasteners to the industrial market. Arden is included in the Company's Logistics segment. On August 11, 1997, the Company filed a current report on Form 8-K to report this acquisition.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

    Cash.......................................................................  $ 2,711
    Accounts receivable........................................................   11,503
    Inventories................................................................   17,764
    Property, plant and equipment..............................................    4,468
    Excess purchase price over net assets acquired.............................   20,955
    Other assets...............................................................    2,222
    Trade accounts payable.....................................................   (6,437)
    Accrued expenses...........................................................   (2,828)
    Long-term liabilities......................................................   (6,358)
                                                                                 -------
              Total estimated cost of acquisition..............................  $44,000
                                                                                 =======

     During the nine months ended September 30, 1997, the Company acquired three other businesses for an aggregate purchase price of approximately $13 million. On October 3, 1997, the Company acquired Arcon Fastener Corporation for $5.6 million. The following unaudited pro forma results of operations assume the acquisitions of Arden and the other businesses discussed above occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
    Net sales......................................................  $379,530     $360,656
    Gross profit...................................................    71,027       74,739
    Income from continuing operations..............................     8,961        8,083
    Income from continuing operations per common share.............  $    .81     $    .74
                                                                     ========     ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated condensed balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income for the three months and nine months ended September 30, 1997 and 1996, the consolidated condensed statement of shareholders' equity for the nine months ended September 30, 1997, and the consolidated condensed statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
October 20, 1997

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The financial information of the Company's continuing operations is not directly comparable for the periods discussed below due to acquisitions made during 1997. See Note G to Consolidated Condensed Financial Statements (unaudited).

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

     On August 1, 1997, the Company acquired substantially all of the shares of Arden for $44.0 million in cash. The transaction was accounted for as a purchase. Arden is included in the Company's Logistics segment.

     On July 31, 1996, the Company completed the sale for $50.8 million in cash of substantially all of the assets of Bennett, a manufacturer of plastic containers, which resulted in a pre-tax gain of $13.8 million recognized in the third quarter of 1996. The results of operations and changes in cash flow of Bennett for the nine months ended September 30, 1996 have been presented as discontinued operations.

     Net sales from continuing operations increased by $50.6 million, or 19.4%, from $261.3 million for the nine months ended September 30, 1996 to $311.9 million for the nine months ended September 30, 1997. Approximately 51% of this increase was attributable to internal growth and the remainder was a result of acquisitions made during 1997. Of the internal sales growth, approximately 67% was primarily attributable to the addition of total fastening service customers and the remainder was due to increased orders from Manufactured Products' customers. Approximately 49% of the growth in net sales was due to acquisitions made during 1997, a majority of which was attributable to the acquisition of Arden.

     Gross profit from continuing operations increased by $5.9 million, or 13.4%, from $44.0 million for the nine months ended September 30, 1996 to $49.9 million for the nine months ended September 30, 1997. Of this increase, 81.9% was attributable to acquisitions made during 1997 and 18.1% was due to internal growth. A majority of the increase attributable to acquisitions made during 1997 was related to Arden. The Company's consolidated gross margin from continuing operations decreased to 16.0% for the nine months ended September 30, 1997 from 16.8% for the nine months ended September 30, 1996. This decrease in consolidated gross margin was primarily due to a change in the Company's revenue mix and the timing of certain large product shipments.

     Selling, general and administrative expenses from continuing operations increased by $3.3 million, or 11.7%, from $28.3 million for the nine months ended September 30, 1996 to $31.6 million for the nine months ended September 30, 1997. Approximately 73% of such increase was related to acquisitions made during 1997 and the remainder was attributable to higher overhead costs to support higher sales levels. Consolidated selling, general and administrative expenses decreased as a percentage of net sales to 10.1% for the nine months ended September 30, 1997 from 10.8% for the nine months ended September 30, 1996 due to economies of scale resulting from higher sales volume.

     The Company had other income of $1.5 million for the nine months ended September 30, 1996 as compared to $320,000 for the nine months ended September 30, 1997, primarily due to gains on the sales of securities.

     Interest expense from continuing operations increased by $0.6 million from $5.5 million for the nine months ended September 30, 1996 to $6.1 million for the nine months ended September 30, 1997. This increase was primarily due to the reclassification of approximately $0.8 million of interest expense in 1996 to discontinued operations as a result of the sale of Bennett. The Company's average debt outstanding and cost of borrowings were approximately the same in both periods.

THIRD QUARTER 1997 VERSUS THIRD QUARTER 1996

     Net sales from continuing operations increased by $34.5 million, or 43.2%, from $79.8 million for the three months ended September 30, 1996 to $114.3 million for the three months ended September 30, 1997. Approximately 43% of this increase was attributable to internal growth and the remainder was a result of the acquisitions made during 1997, primarily Arden. Of the internal sales growth, approximately 60% was primarily attributable to the addition of Logistics' total fastening service customers and the remainder was due to increased orders from Manufactured Products' customers.

     Gross profit from continuing operations increased by $5.0 million, or 38.5%, from $13.0 million for the three months ended September 30, 1996 to $18.0 million for the three months ended September 30, 1997. Of the increase, 74.6% was attributable to the acquisitions made during 1997, primarily Arden, and, 25.4% was due to internal growth. The Company's consolidated gross margin from continuing operations decreased to 15.7% for the three months ended September 30, 1997 from 16.4% for the three months ended September 30, 1996. This decrease in consolidated gross margin was primarily due to a change in the Company's revenue mix.

     Selling, general and administrative expenses from continuing operations increased by $2.0 million, or 21.0%, from $9.5 million for the three months ended September 30, 1996 to $11.5 million for the three months ended September 30, 1997. Approximately 85% of such increase was related to the acquisitions made during 1997 and the remainder was attributable to higher overhead cost to support higher sales levels. Consolidated selling, general and administrative expenses decreased as a percentage of net sales to 10.1% for the three months ended September 30, 1997 from 11.9% for the three months ended September 30, 1996 due to economies of scale resulting from higher sales volume.

     The Company had other income of $1.5 million for the three months ended September 30, 1996 primarily due to a gain on the sale of securities.

     Interest expense from continuing operations increased by $0.8 million from $1.6 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997. Average debt outstanding increased by approximately $42.0 million from $89.8 million for the three months ended September 30, 1996 to $131.8 million for the three months ended September 30, 1997. A majority of the increase in average debt outstanding was attributable to the acquisitions made during 1997, primarily Arden. The cost of borrowings was approximately the same in both periods.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and proceeds from financing activities.

     Management believes that cash provided by operating activities supplemented as necessary from time to time by borrowings under available bank arrangements will be sufficient to finance its operations, service the interest payments on its debt and fund capital expenditures.

     In June 1997, the Company increased its credit availability with its group of five banks by $50.0 million to $170.0 million, for the purpose of acquiring Arden. As of September 30, 1997, the Company had $129.8 million outstanding under its credit agreement with the banks. On November 3, 1997, the Company announced that it is proceeding with a Rule 144A offering, to be completed during the fourth quarter of 1997, of up to $150 million of senior subordinated notes due in 2007. The proceeds from the offering are expected to be used to reduce current indebtedness under existing bank facilities and to redeem the convertible senior subordinated debentures due on June 15, 2004. In connection with the notes, the Company anticipates entering into a new $200 million senior bank facility with an initial term of five years with one year renewal options thereafter.

     A registration statement relating to these securities has not been filed with the Securities and Exchange Commission. These securities may not be sold absent registration or an applicable exemption from registration. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any State.

     During the nine months ended September 30, 1997, the Company generated $15.9 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $24.6 million in the operating accounts, the Company used $8.7 million for operating activities. During the period, the Company invested $9.2 million in capital expenditures and $53.9 million for acquisitions and investments, including the acquisition of Arden for $44.0 million. The Company also bought 210,279 shares of its common stock in the open market for $2.8 million during the period. In addition, 350,000 shares of common stock were issued under stock option agreements for which the Company received $2.8 million from the option holders. The Company also purchased $1.1 million principal amount of its Convertible Senior Subordinated Debentures in the open market. These activities were funded by a net increase in bank borrowings of $72.0 million and a decrease in cash balances of $0.9 million.

FORWARD-LOOKING STATEMENTS

     This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, discussion regarding the Company's sufficiency of cash flow from operations and certain borrowings to finance operations, service interest payments on its debt and fund capital expenditures. Investors in the Company are cautioned hereby that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be materially incorrect. In light of the risks and uncertainties surrounding forward-looking statements, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at September 30, 1997, and for the three months and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are included herein:

     (11)    Computation of net income per common share
     (15)    Letter re: unaudited financial information
     (27)    Financial data schedule (Electronic Filing Only)
     (99)    Press release dated November 3, 1997

     (b) Reports on Form 8-K

     On August 11, 1997, the Company filed a Form 8-K regarding the Company's acquisition of Arden Industrial Products, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 herein.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 PARK-OHIO INDUSTRIES, INC.
                                            ------------------------------------
                                                        (Registrant)

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated      November 4, 1997
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

EXHIBIT
-------
  11        Computation of net income per common share
  15        Letter re: unaudited financial information
  27        Financial data schedule (Electronic filing only)
  99        Press release dated November 3, 1997