Form 10-K405
period 1997-12-31
PARK OHIO INDUSTRIES INC
filed 1998-03-31
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from ____________________ to ____________________

                         Commission file number 0-3134

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                     34-6520107
-----------------------------------------------------       -----------------------------------------------------
           (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                 23000 EUCLID AVENUE
                   CLEVELAND, OHIO
-----------------------------------------------------                               44117
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              -----------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1998: Approximately $156,000,000.

     Number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, as of February 27, 1998: 11,147,462

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 28, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                    The Exhibit Index is located on page 43.

                           PARK-OHIO INDUSTRIES, INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

ITEM NO.                                                                 PAGE NO.
--------                                                                 --------
   PART I
     1.    Business                                                          1
     2.    Properties                                                       10
     3.    Legal Proceedings                                                10
     4.    Submission of Matters to a Vote of Security Holders              10

     PART II
     5.    Market for the Registrant's Common Stock and Related             12
           Security Holder Matters
     6.    Selected Consolidated Financial Data                             12
     7.    Management's Discussion and Analysis of Financial Condition      13
           and Results of Operations
     8.    Financial Statements and Supplementary Data                      19
     9.    Changes in and Disagreements with Accountants on Accounting      38
           and Financial Disclosure

     PART III
Part III information will appear in the Registrant's Proxy Statement in     39
connection with its 1998 Annual Meeting of Shareholders. Such Proxy
Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

     PART IV
     14.   Exhibits, Financial Statement Schedules, and Reports on Form     39
           8-K

     SIGNATURES                                                             42

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

     Park-Ohio Industries, Inc. ("the Company"), an Ohio Corporation since January, 1985, operates through two segments, Manufactured Products and Logistics, which serve a wide variety of industrial markets. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers ("OEMs") and end-users in the automotive, railroad, truck and aerospace industries. Logistics is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, Logistics provides a variety of value-added, cost-effective procurement solutions. The principal customers of Logistics are in the transportation, industrial, electrical and lawn and garden equipment industries. The Company's diversified operations moderate the effect on the Company of downturns affecting individual operating units and industries served. Between 1993 and 1997, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased from $94.5 million to $441.1 million, income from continuing operations increased from $3.7 million to $11.3 million, and EBITDA increased from $7.2 million to $40.0 million.

RECENT DEVELOPMENTS

     The Company completed five acquisitions for cash in 1997 (collectively, the "1997 Acquisitions"). In January 1997, the Company acquired the assets of Green Ball Bearing Company ("Green Bearing"), a manufacturer of wheel, hub and clutch bearings for the automotive aftermarket, for $0.7 million. In February 1997, the Company acquired the assets of Feco Engineered Systems Limited ("Feco"), which produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods, for approximately $3 million. In May 1997, the Company acquired the assets of The Delo Screw Products Company ("Delo"), a manufacturer of screw machine products, for $9.2 million. These three Manufactured Products acquisitions were supplemented by two acquisitions of Logistics businesses. In July 1997, the Company acquired Arden Industrial Products, Inc. ("Arden") for approximately $44 million. In October 1997, the Company acquired the assets of Arcon Fastener Corporation ("Arcon") for $5.6 million.

     The information contained under the headings of "Note B -- Acquisitions" and "Note C -- Sale of Bennett Industries" of notes to consolidated financial statements included herein, relating to recent acquisitions and dispositions is incorporated herein by reference.

OPERATIONS

     The Company conducts its business through two segments: Manufactured Products and Logistics. Manufactured Products consists of five groups, certain of which are comprised of multiple businesses. Each of the Company's operating units has its own management team and maintains its own independent market identity. The following chart highlights the Company's two business segments, the key products they sell and the primary industries they serve:

                                                                                          NET SALES FOR THE
                                                                                             YEAR ENDED
             SEGMENT               PRIMARY INDUSTRIES SERVED  SELECTED PRODUCTS/SERVICES  Dec. 31, 1997(a)
             -------               -------------------------  --------------------------  ----------------
                                                                                             (MILLIONS)
MANUFACTURED PRODUCTS
Aluminum Casting Group:
  General Aluminum Mfg. Company    Automotive                 Transmission pump                 $36.5
                                                              housings, pinion carriers,
                                                              clutch retainers

                                                                                          NET SALES FOR THE
                                                                                             YEAR ENDED
             SEGMENT               PRIMARY INDUSTRIES SERVED  SELECTED PRODUCTS/SERVICES  Dec. 31, 1997(a)
             -------               -------------------------  --------------------------  ----------------
                                                                                             (MILLIONS)
Forged and Machined Products                                                                     49.9
  Group:
  Park Drop Forge                  Railroad, aerospace        Crankshafts, camshafts,
                                                              aircraft landing gears
  Ohio Crankshaft                  Railroad, power            Crankshafts, camshafts
                                   generation, shipbuilding
  Cleveland City Forge             Construction               Specialized hardware
  Blue Falcon Forge                Railroad                   Center plates, couplings
Capital Equipment Group:                                                                         58.1
  Tocco                            Automotive, truck          Induction heating systems
  Ajax                             Automotive, truck          Forging presses
  Feco                             Food and beverage          Heat processing and curing
                                   packaging, automotive      systems/ conveyance
                                                              systems
  Advanced Vehicles                Paper, aluminum, steel,    Specialty lift trucks
                                   flooring
Metal Forming Group:                                                                             67.8
  RB&W Manufacturing               Automotive, truck,         Nuts
                                   railroad
  Delo                             Plumbing                   Fixtures
  Green Bearing                    Automotive                 Bearings
  Kay Home Products                Consumer products          Barbecue grills, screen
                                   retailers                  houses, television tables
Industrial Rubber Products Group:                                                                19.1
  Castle                           Fluid and gas, steel       Valve seals, power and
                                                              conveyor rolls, slitter
                                                              rings
  Cicero                           Automotive, food           Wire harnesses, spark plug
                                   processing, consumer       boots and nipples, general
                                   appliance                  sealing gaskets
  Geneva                           Automotive,                Primary wire harnesses,
                                   telecommunications,        transoceanic cable boots,
                                   funeral, truck             casket gaskets, shock and
                                                              vibration mounts
  LOGISTICS                        Transportation,            Standard and specialty            218.7
                                   industrial, electrical     fasteners and other
                                   and lawn and garden        industrial products,
                                   equipment, HVAC            value-added services

---------------

(a) Net sales for the year ended December 31, 1997 do not reflect $9.0 million of intercompany eliminations.

MANUFACTURED PRODUCTS

     Manufactured Products operates through five groups which capitalize on the Company's expertise in efficiently converting raw materials into high quality finished products. The five groups include: Aluminum Casting, Forged and Machined Products, Capital Equipment, Metal Forming and Industrial Rubber Products. Manufactured Products generated net sales of $222.4 million, or 51% of the Company's net sales for the year ended December 31, 1997. The three largest customers, comprised of many divisions, accounted for approximately 31% of manufactured products sales in 1997. The loss of business from any one of these customers would have an adverse effect on this segment.

ALUMINUM CASTING GROUP

     The Aluminum Casting Group operates through General Aluminum Mfg. Company ("GAMCO") and its wholly owned subsidiary. The Aluminum Casting Group, which manufactures aluminum permanent mold castings primarily for the automotive industry, generated net sales of $36.5 million for the year ended December 31, 1997, which represented 8% of the Company's net sales for such period.

     Products and Services.   GAMCO manufactures aluminum permanent mold
castings used primarily in automobile transmissions and engines. GAMCO's aluminum castings are manufactured by transferring molten aluminum from a melting furnace to a steel mold in which the aluminum then solidifies into the final product. GAMCO's principal automotive products include: transmission pump housings, planetary pinion carriers, clutch retainers, rotor castings and bearing cups. In addition, GAMCO manufactures products for non-automotive end users such as surgical table components, light housings and electrical meter housings. GAMCO also provides value-added services such as secondary casting, machining, drilling, tapping and part assembly.

     GAMCO's cast aluminum parts are critical components manufactured primarily for automotive OEMs. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by automotive OEMs for aluminum permanent mold products has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing its structural integrity. Management believes this replacement trend will continue as government standards regarding fuel efficiency become increasingly stringent.

     Markets and Customers.   GAMCO sells its products primarily to customers
located in North America. The market for aluminum permanent mold castings is comprised of two segments: automotive and non-automotive.

     Competition.   The domestic aluminum permanent mold industry is highly
competitive and consists of several large participants. The Company's principal competition comes from several large domestic companies, each of which provides a broad array of products manufactured from a variety of metals, including aluminum. GAMCO competes principally on the basis of its ability to: (i) engineer and manufacture high quality, semi-machined castings in large volumes;
(ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum permanent mold casting capabilities, the automotive industry's stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, GAMCO has benefited in recent years as automotive OEMs have consolidated their supplier base. GAMCO, a well-established name in the aluminum permanent mold industry, has achieved QS-9000 and ISO 9002 certifications and has been awarded numerous supplier quality awards.

FORGED AND MACHINED PRODUCTS GROUP

     The Forged and Machined Products Group consists of four operating units:
Park Drop Forge, Ohio Crankshaft, Cleveland City Forge and Blue Falcon Forge. The Forged and Machined Products Group designs and manufactures crankshafts, camshafts and other high strength, high performance structural parts primarily for aircraft and locomotive manufacturers. The Forged and Machined Products Group generated net sales of $49.9 million for the year ended December 31, 1997, which represented 11% of the Company's net sales for such period.

     Products and Services.   The Forged and Machined Products Group produces,
machines and finishes closed-die metal forgings for customers in the railroad, aerospace, power generation, shipbuilding, construction and off-road vehicle industries. The forging process enables metal to be shaped while generally retaining higher structural integrity than metal shaped through other processes. Ohio Crankshaft, one of the largest independent designers and machiners of crankshafts and camshafts in the United States, machines, induction hardens and surface finishes crankshafts and camshafts used prima-rily in locomotives, power generators and ships. Park Drop Forge manufactures closed-die metal forgings of up to 6,000 pounds, including crankshafts, camshafts and aircraft landing gears, primarily for customers in the railroad and aerospace industries. Park Drop Forge is able to produce large forged products as a result of its 50,000 pound hammer, one of only three of its kind in North America. Cleveland City Forge manufactures and machines specialized hardware such as turnbuckles and clevises for the construction industry. Its products are manufactured according to customers' specific dimensional and/or strength requirements. Blue Falcon Forge produces large forged products for the railroad industry, such as center plates and couplings, both of which are used in the undercarriage of rail cars.

     Markets and Customers. The Forged and Machined Products Group's goods are sold to a wide variety of domestic and international OEMs and other manufacturers in the transportation, power generation and construction industries. Park Drop Forge's products are sold primarily to machining companies and subassemblers who finish the products for sale to OEMs in the railroad and aerospace industries. Park Drop Forge's primary customers include machinists and aircraft subassemblers who assemble components such as complete landing gear units for aircraft OEMs. Cleveland City Forge's primary customers include construction companies. Blue Falcon Forge's primary customers include major rail car manufacturers.

     Competition.   The Forged and Machined Products Group competes domestically and internationally with other small to medium-sized businesses. Ohio Crankshaft competes domestically on the basis of product quality and precision. Park Drop Forge competes domestically and internationally on the basis of product quality and precision with approximately 20 forging manufacturers that are capable of producing large forged components. Blue Falcon Forge and Cleveland City Forge compete domestically on the basis of product quality, price and delivery time with numerous small and medium-sized forging companies.

CAPITAL EQUIPMENT GROUP

     The Capital Equipment Group consists of four operating units: Tocco, Ajax, Feco and Advanced Vehicles. The Capital Equipment Group custom engineers and manufactures induction heating systems, forging presses and heat processing and curing systems, primarily for the automotive and packaging industries. The Capital Equipment Group generated net sales of $58.1 million for the year ended December 31, 1997, which represented 13% of the Company's net sales for such period.

     Products and Services.   The Capital Equipment Group manufactures large
industrial equipment for a variety of industries including automotive, truck and packaging. Tocco specializes in the engineering and construction of induction heating systems primarily for the automotive and truck industries. Tocco's induction heating systems are engineered and built to customer specifications and are used primarily by OEMs for surface hardening. Ajax engineers, manufactures and services mechanical forging presses ranging in size from 500 to 8,000 tons that are used worldwide in the automotive and truck manufacturing industries. Feco produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Feco's principal products include industrial drying and curing ovens for automotive components, metal can curing ovens, specialized conveyor and automation systems for lightweight containers, and plastic and glass bottle coating and finishing systems. Advanced Vehicles specializes in the design and production of specialty lift trucks used by customers in the paper, aluminum, steel and flooring industries.

     Markets and Customers.   The Capital Equipment Group's products are sold
domestically and internationally to a wide variety of heavy industrial manufacturers in the automotive, truck and packaging industries.

     Competition.   The Capital Equipment Group competes domestically and
internationally with large equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

METAL FORMING GROUP

     The Metal Forming Group consists of five operating units: RB&W Manufacturing, Delo, Green Bearing, Kay Home Products and Friendly & Safe Packaging Systems, Inc. (which commenced operations in January, 1998). The Metal Forming Group manufactures standard and specialty engineered fasteners and related hardware, bearings, plumbing fixtures, certain consumer products and plastic pharmaceutical caps and vials. The Metal Forming Group generated net sales of $67.8 million for the year ended December 31, 1997, which represented 15% of the Company's net sales for such period.

     Products and Services.   The Metal Forming Group engineers and manufactures
precision cold formed and cold extruded products, which are manufactured by shaping cold raw materials, for the automotive, truck and railroad industries. In addition, the Metal Forming Group screw-machines plumbing fixtures and manufactures bearings and certain consumer products. RB&W Manufacturing produces certain standard and specialty nuts to customer specifications, which are used in large volumes by customers in the automobile, truck and railroad industries. RB&W Manufacturing's products include lock nuts, spac nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. RB&W Manufacturing currently sells approximately $5 million of product through Logistics. Delo screw-machines products for OEMs in the plumbing industry and produces knobs and internal plumbing fixtures. Green Bearing produces wheel, hub and clutch bearings, primarily for sale to the automotive aftermarket. Kay Home Products, which manufactures products for sale to consumers through various retail outlets, produces barbecue grills, screen houses, television tray tables, plant stands and patio tables. Friendly & Safe Packaging Systems, Inc. produces plastic pharmaceutical caps and vials.

     Markets and Customers.   The Metal Forming Group's products are sold to a
diverse set of industrial and retail customers. RB&W sells its products to OEMs and distributors in the automotive, truck and railroad industries. Delo sells its products to OEMs, primarily in the plumbing industry. Green Bearing sells its products to distributors in the automotive aftermarket. Kay Home Products sells its goods in North America through a network of mass merchandise retailers, grocery chains, drug stores and hardware stores.

     Competition. The Metal Forming Group's operating units compete against other domestic and international, small to medium-sized manufacturers. Due to the fragmented nature of the markets in which RB&W Manufacturing and Delo compete and the substantial purchasing power of the large OEMs served, these companies compete primarily on the basis of price, product quality, engineering expertise and delivery reliability. Green Bearing competes primarily on the basis of product quality and delivery reliability. Kay Home Products competes primarily on the basis of price.

INDUSTRIAL RUBBER PRODUCTS GROUP

     The Industrial Rubber Products Group consists of three operating units:
Castle Rubber Company ("Castle"), Cicero and Geneva. The Industrial Rubber Products Group manufactures molded rubber products for use in automobiles, fluid and gas lines, steel mills, and food processing and communications equipment. The Industrial Rubber Products Group generated net sales of $19.1 million for the year ended December 31, 1997, which represented 4% of the Company's net sales for such period.

     Products and Services.   The Industrial Rubber Products Group manufactures
injection and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications. Castle manufactures valve seals, power and conveyor rolls and slitter rings. Cicero is a developer and manufacturer of injection molded silicone rubber products for customers in the automotive, food processing and consumer appliance industries, such as wire harnesses, spark plug boots and nipples and general sealing gaskets. Geneva is a manufacturer of injection molded rubber products for customers in the automotive, telecommunications, funeral and heavy truck industries. Its products include primary wire harnesses, transoceanic cable boots, casket gaskets and shock and vibration mounts.

     Markets and Customers.   The Industrial Rubber Products Group supplies the
fluid and gas, steel, food processing, consumer appliance, heavy truck, telecommunications, funeral and aerospace industries, both domestically and internationally.

     Competition.   The Industrial Rubber Products Group competes primarily on the basis of price and product quality with other domestic small to medium-sized manufacturers of rubber products.

LOGISTICS

     Logistics is a leading national supplier of over 150,000 standard and specialty fasteners and other industrial products pursuant to either supply chain management agreements or traditional wholesale supply arrangements. Logistics operates out of 33 branches located throughout the United States, two branches in Mexico and branches in Canada, Puerto Rico and England, and has a central distribution center located in Dayton, Ohio. Logistics generated net sales of $218.7 million, or 49% of the Company's net sales for the year ended December 31, 1997. The three largest customers, comprised of many divisions, accounted for approximately 22% of sales of Logistics. The loss of any one of these customers would have an adverse effect on this business.

     Products and Services.   Supply chain management, which is Logistics'
primary focus for future growth, involves offering customers procurement solutions and comprehensive, on-site management for most of their fastener and related hardware needs. Supply chain management customers receive value-added services, such as part usage and cost analysis, product redesign recommendations, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. Supply chain management services are typically provided to customers' facilities pursuant to total fastening services ("TFS") contracts. TFS contracts enable Logistics' customers to both reduce procurement costs and better focus on their companies' core manufacturing competencies by:
(i) significantly reducing the administrative and labor costs associated with fastener procurement by outsourcing certain internal purchasing, quality control and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies as a result of vendor consolidation; and (iv) receiving technical expertise in the selection of fastener and other components for certain manufacturing processes. Management believes that TFS contracts foster longer-lasting supply relationships with customers, who increasingly rely on the Company for their fastener needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to TFS contracts have increased significantly in recent years and represented over 60% of Logistics' net sales for the year ended December 31, 1997. Logistics' remaining sales are generated through the wholesale supply of fasteners and other industrial products to OEMs, other manufacturers and distributors pursuant to master or authorized distributor relationships.

     Logistics supplies standard and specialty engineered fasteners such as nuts, bolts, screws and washers. In addition to fasteners, Logistics supplies, among other things, valves, fittings, clamps and rubber products, which currently represent approximately 10% of Logistics' net sales. Logistics also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate fasteners for a new product or to suggest alternative fasteners that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product.

     Markets and Customers.   In 1997, more than 95% of Logistics' net sales
were to domestic customers. The domestic industrial fastener market is estimated by industry sources to have generated between $7 and $9 billion in annual sales in 1997 at the wholesale level. Fasteners are used extensively by OEMs in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     Logistics markets and sells fasteners and other industrial products to over 7,000 customers domestically and internationally. The principal markets served by Logistics are transportation equipment, including manufacturers of heavy trucks, recreational vehicles and automotive parts and accessories, industrial equipment, electrical equipment, including manufacturers of electrical controls, appliances and motors, lawn and garden equipment and HVAC.

     In recent years, OEMs have made it a priority to reduce their total cost of purchasing and handling fasteners. Due to the low unit cost and the large number of different fasteners used to manufacture or assemble a single product, administrative and overhead costs comprise a substantial portion of an OEM's fastener-related costs. As a result, management believes that the number of industrial fastener suppliers are consolidating as OEMs rely on fewer suppliers to achieve purchasing efficiencies. Larger suppliers such as the Company that provide a wide array of value-added services and are reliable sources for just-in-time delivery are best positioned to capitalize on these trends. In addition, OEMs are increasingly relying on fastener suppliers to provide design and applications engineering support, enabling more efficient use of internal engineering resources. Management believes that these developments will allow Logistics to increase the amount of low unit cost fastener and non-fastener items supplied to OEMs.

     Competition.   The industrial fastener supply industry is highly
competitive and fragmented, with over 2,500 domestic full-line, industrial fastener suppliers and other domestic suppliers that offer a limited number of fasteners in addition to other industrial products. Management believes that substantially all of Logistics' competitors operate on a regional basis and do not provide customers with the wide array of value-added services offered by larger suppliers such as the Company. Logistics competes primarily on the basis of its value-added services, extensive product selection and price with primarily domestic competitors who are capable of providing inventory management programs.

SALES AND MARKETING

     Each of the operating units within Manufactured Products markets and sells its products through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers. In addition, some Manufactured Products operating units market certain of their products through various regional and national trade shows.

     Logistics markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Logistics often obtains new customers as a result of referrals from existing customers.

RAW MATERIALS AND SUPPLIERS

     Manufactured Products purchases substantially all of its raw materials, principally metals and certain component parts incorporated into its products, and Logistics purchases substantially all of its fasteners, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty fasteners are available from alternative sources. Most raw materials required by Manufactured Products are commodity products available from several domestic suppliers. Park Drop Forge supplies approximately 75% of the closed-die steel forgings used in the production of crankshafts and camshafts by Ohio Crankshaft. Logistics has multiple sources of supply for standard products, but has limited supply sources for certain specialty products. Approximately 10% of Logistics' fasteners are purchased from suppliers in foreign countries, primarily Taiwan, Japan and Korea. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. In addition, operating units of Manufactured Products supply approximately $5 million of products to Logistics.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 2,659 employees, of whom 2,637 were employed by the Company's operating units. Approximately 635 employees are subject to collective bargaining agreements that expire between May 1998 and June 2001. The Company believes that its collective bargaining agreements will be renegotiated and extended in the ordinary course of business. In the last six years, the Company has experienced labor strikes at two operating units of Manufactured Products. The following table provides information relating to the employees of the Company's operating units as of December 31, 1997:

                         OPERATING                            EMPLOYEES
                         ---------                            ---------
Aluminum Casting............................................      342
Forged and Machined Products................................      372
Capital Equipment...........................................      345
Metal Forming...............................................      400
Industrial Rubber Products..................................      299
Logistics...................................................      879
                                                                -----
  Total operating unit employees............................    2,637
                                                                =====

BACKLOG

     Manufactured Products' backlog was as follows as of December 31, 1997 (dollars in millions):

                                                                       PERCENTAGE
                       OPERATING UNIT                         AMOUNT    OF TOTAL
                       --------------                         ------   ----------
Aluminum Casting............................................  $ 6.1        7.1%
Forged and Machined Products................................   40.3       46.6
Capital Equipment...........................................   14.1       16.3
Metal Forming...............................................   23.0       26.6
Industrial Rubber Products..................................    2.9        3.4
                                                              -----      -----
  Total.....................................................  $86.4      100.0%
                                                              =====      =====

     Management believes that Manufactured Products' backlog as of any particular date may not be indicative of sales for any future period. The Company expects that all of Manufactured Products' backlog as of December 31, 1997 will be shipped by December 31, 1998. Management believes that backlog is not a meaningful measure for the Company's Logistics operating units, as a majority of Logistics' customers require just-in-time delivery of fasteners and other industrial products.

RESEARCH AND DEVELOPMENT

     Research and development activities are conducted separately by each operating unit. The Company's operating units focus on engineering products to meet specific customer application requirements. Teams representing different functional areas within an operating unit work closely with customers early in the product design process to ensure that products meet customer specifications and are designed for ease of manufacturing. As a general matter, the Company's operating units have not required substantial research and development expenditures.

ENVIRONMENTAL REGULATIONS

     The Company is subject to numerous federal, state and local laws and regulations designed to protect public health and the environment ("Environmental Laws"), particularly with regard to discharges and emissions, as well as handling, storage, treatment and disposal, of various substances and wastes. Pursuant to certain Environmental Laws, owners or operators of facilities may be liable for the costs of response or other corrective actions for contamination identified at or emanating from current or former locations, without regard to whether the owner or operator knew of, or was responsible for, the presence of any such contamination, and for related damages to natural resources. Additionally, persons who arrange for the disposal or treatment of hazardous substances or materials may be liable for costs of response at sites where they are located, whether or not the site is owned or operated by such person.

     The Company believes that it is currently in material compliance with applicable Environmental Laws. In general, the Company has not experienced difficulty in complying with Environmental Laws in the past, and compliance with Environmental Laws has not had a material adverse effect on the Company's financial condition, liquidity and results of operations. The Company's capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to the Company in the foreseeable future.

     The Company has been identified as a potentially responsible party at certain third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. However, the Company's share of such costs has not been material and based on available information, the Company does not expect its exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

     At its facility in Kent, Ohio, the Company is conducting remediation of groundwater impacted by operations and disposal activities. Contaminants known to be present in the groundwater at the facility and/or to have migrated off-site include oil and certain volatile organic compounds. In addition, the Company is conducting soil and groundwater investigations in connection with a closure under the Resource Conservation and Recovery Act of 1976, as amended, of hazardous waste storage areas associated with former metal plating operations. To date, the majority of the approximately $2.5 million cost associated with all of these efforts at the Kent facility has been shared equally between the Company and the former owner of the facility under a cost-sharing agreement. The availability of third-party payments or insurance for environmental remediation activities is subject to risks associated with the willingness and ability of the third party to make payments. The Company does not believe that future costs to address the currently identified environmental issues at its facilities will be material.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING

     The information contained under the heading of "Note L--Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 1997, 1996, and 1995 is incorporated herein by reference.

ITEM 2. PROPERTIES

     The following are the principal operating facilities of the Company's Manufactured Products businesses, listed by operating unit, each of which also has limited general office and administrative space:

                                                             APPROXIMATE
                                                               SQUARE       OWNED/
        OPERATING UNIT                   LOCATION              FOOTAGE      LEASED
        --------------                   --------              -------      ------
Aluminum Casting...............  Conneaut, Ohio                211,500      Leased
                                 (three locations)
                                 Conneaut, Ohio                110,000      Owned
                                 Hartsville, Tennessee          39,000      Leased
Forged and Machined Products...  Cuyahoga Heights, Ohio        427,000      Owned
                                 Cleveland, Ohio               391,000      Owned
                                 Berwick, Pennsylvania         180,000      Leased
                                 Wellington, Ohio               50,000      Owned
Capital Equipment..............  Cleveland, Ohio               167,000      Leased
                                 Cleveland, Ohio               116,000      Owned
                                 Boaz, Alabama                 100,000      Leased
                                 Madison Heights, Michigan      26,000      Leased
                                 West Midland, England          11,500      Leased
                                 Indianapolis, Indiana          10,000      Leased
                                 Quatero, Mexico                10,000      Leased
Metal Forming..................  Antioch, Illinois             333,500      Owned
                                 Kent, Ohio                    225,000      Owned
                                 Coraopolis, Pennsylvania      133,000      Owned
                                 Cleveland, Ohio                72,000      Owned
                                 Cleveland, Ohio                24,000      Owned
                                 Delaware, Ohio                 44,500      Owned
                                 Mississauga, Ontario           37,000      Leased
                                 Mississauga, Ontario           19,500      Leased
Industrial Rubber Products.....  East Butler, Pennsylvania     136,000      Owned
                                 Geneva, Ohio                   81,000      Leased
                                 Cicero, Illinois               17,000      Owned

     Logistics leases 33 branch locations domestically in 20 states, and leases two branches in Mexico and one in each of Canada, Puerto Rico and England. In addition, Logistics leases its central distribution facility in Dayton, Ohio. The Company leases its executive offices in Cleveland, Ohio.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company's financial condition, liquidity and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the executive officers of the Company is as follows:

                NAME                   AGE                            POSITION
                ----                   ---                            --------
EXECUTIVE OFFICERS
  Edward F. Crawford.................  58     Chairman of the Board, Chief Executive Officer and
                                                President
  James S. Walker....................  55     Vice President and Chief Financial Officer
  Felix J. Tarorick..................  55     Vice President of Operations, President of Metal Forming
                                                Group
  Ronald J. Cozean...................  34     Secretary and General Counsel
  Matthew V. Crawford................  28     Assistant Secretary, Corporate Counsel and Director
  Patrick W. Fogarty.................  37     Director of Corporate Development

     Edward F. Crawford has been Chairman of the Board and Chief Executive Officer of the Company since 1992. Mr. E. Crawford has also served as Chairman of the Board, Chief Executive Officer and President of The Crawford Group, Inc., which operates a diversified group of manufacturing companies, since 1964. Mr.
E. Crawford served as a director of the Company from 1989 to 1991. Mr. E. Crawford has over 30 years of entrepreneurial experience in buying, selling and operating manufacturing companies. Mr. E. Crawford also serves as a director of Continental Global Group, Inc., a manufacturer of conveyor equipment for use in the coal mining industry.

     James S. Walker has served as Vice President and Chief Financial Officer of the Company since 1991. Mr. Walker has significant experience in evaluating acquisitions and integrating acquired companies. Mr. Walker has been with the Company for over 19 years and has served in several capacities, including Corporate Controller and Assistant Treasurer.

     Felix J. Tarorick became Vice President of Operations in 1996 and has been President of the Metal Forming Group since 1995. From 1992 to 1995, Mr. Tarorick served as President of Kay Home Products, Inc. Mr. Tarorick joined the Company in 1992. Mr. Tarorick has over 30 years of relevant industry experience. Mr. Tarorick became a director of the Company in February, 1998.

     Ronald J. Cozean has served as Secretary and General Counsel since joining the Company in 1994. Mr. Cozean was an associate at the law firm of Squire, Sanders & Dempsey L.L.P. from 1991 to 1994.

     Matthew V. Crawford has served as Assistant Secretary and Corporate Counsel since joining the Company in February 1995 and has served as President of Crawford Container Company since 1991. Mr. M. Crawford became a director of the Company in August 1997. Prior to joining the Company, Mr. M. Crawford worked as a Corporate Finance Analyst at McDonald & Co. Securities, Inc. Mr. E. Crawford is the father of Mr. M. Crawford.

     Patrick W. Fogarty has been Director of Corporate Development since 1997 and was Director of Finance since joining the Company in 1995. Prior thereto, Mr. Fogarty held various positions, including Senior Manager, at Ernst & Young LLP from 1983 to 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Park-Ohio's common stock, $1 par value, is traded on the NASDAQ National Market System. The table presents its high and low sales prices. No dividends were paid during the periods.

                      QUARTERLY COMMON STOCK PRICE RANGES

             1997              1996
          ------------      ----------
QUARTER   HIGH     LOW      HIGH    LOW
-------   ----     ---      ----    ---
  1st      16 7/8   12 1/2  17 1/8  13 1/8
  2nd      15 1/4   11 1/4  23      16 3/8
  3rd      16 3/8   14 1/4  19 3/8  14 1/8
  4th      18 3/8   15      16 5/8  12 7/8

     The number of common shareholders of record for Park-Ohio's common stock as of March 20, 1998 was 1,347.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                            ----       ----       ----       ----       ----
Selected Income Statement Data:
Net sales...............................  $441,110   $347,679   $289,501   $129,216   $ 94,472
Cost of products sold...................   368,734    289,400    240,871    104,225     75,892
                                          --------   --------   --------   --------   --------
  Gross profit..........................    72,376     58,279     48,630     24,991     18,580
Selling, general and administrative
  expenses..............................    44,396     38,131     30,020     16,838     13,968
Restructuring charge....................        --      2,652         --         --         --
                                          --------   --------   --------   --------   --------
  Operating income (a)..................    27,980     17,496     18,610      8,153      4,612
Other (income) expense..................      (320)    (4,204)(b)     (214)       --        --
Interest expense........................     9,101      6,947      5,911      1,501        683
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before income taxes................    19,199     14,753     12,913      6,652      3,929
Income taxes (benefit)..................     7,903      5,060     (6,900)    (1,826)       242
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before extraordinary charge........  $ 11,296   $  9,693   $ 19,813   $  8,478   $  3,687
                                          ========   ========   ========   ========   ========
Income per common share from continuing
  operations before extraordinary
  charge -- diluted.....................  $   1.01   $    .88   $   1.87   $   1.03   $    .56
                                          ========   ========   ========   ========   ========
Supplemental per common share data:
Pro forma income per common share from
  continuing operations before
  extraordinary charge on a fully
  taxable basis -- diluted..............  $   1.01   $    .88   $    .75   $    .47   $    .34
                                          ========   ========   ========   ========   ========
Other Financial Data:
EBITDA(c)...............................  $ 38,646   $ 28,146   $ 24,888   $ 11,366   $  7,239
Capital expenditures....................    15,947     15,590     13,632     11,749      4,992
Ratio of earnings to fixed charges(d)...       2.7x       2.7x       2.8x       3.8x       3.9x

                                                           AS OF DECEMBER 31
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                            ----       ----       ----       ----       ----
Selected Balance Sheet Data:
  Cash and cash equivalents.............  $  1,814   $  4,659   $  2,662   $  2,172   $    133
  Working capital.......................   147,269     99,723     96,719     29,596     18,409
  Total assets..........................   413,109    282,910    301,747    128,396     93,541
  Total debt............................   172,755     82,989    118,738     32,001     25,054
  Shareholders' equity..................   129,835    115,698     95,954     46,715     17,933

(a) Operating income is defined as net sales less cost of products sold, selling, general and administrative expenses and a restructuring charge. In 1996, the Company incurred a restructuring charge of $2.7 million related to the consolidation of three of the Company's consumer products manufacturing facilities into one and the discontinuation of certain product lines.

(b) In 1996, other income was comprised of (i) a gain of $2.7 million in connection with the full settlement of subordinated notes receivable resulting from the sale of two manufacturing facilities and (ii) a gain of $1.5 million on the sale of certain securities by the Company in the third quarter of 1996.

(c) EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization, other income and non-recurring items. Non-recurring items include a restructuring charge of $2.7 million in the fourth quarter of 1996 related to the consolidation of three of the Company's consumer products manufacturing facilities into one and the discontinuation of certain product lines. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as an indication of a company's ability to incur and service debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of liquidity and operations that are covered by the audited financial statements. EBITDA as defined herein may not be comparable to other similarly titled measures of other companies.

(d) Earnings are defined as income from continuing operations before income taxes and fixed charges. Fixed charges are defined as interest expense and a portion of rental expense representing the interest factor, which the Company estimates to be one-third of rental expense, and amortization of deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and it subsidiaries after elimination of material intercompany transactions and balances. The historical financial information of the Company's continuing operations is not directly comparable on a year-to-year basis due to the 1997 Acquisitions. During 1997, the Company acquired five businesses, the largest of which was Arden Industrial Products, Inc. for $44.0 million as of August 1, 1997. Arden is a national distributor of specialty and standard fasteners to the industrial market. In addition, during the year the Company acquired four other businesses for an aggregate purchase price approximating $18.5 million. All acquisitions were accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective date of being acquired. In 1996, the Company sold substantially all of the assets of Bennett Industries, Inc., a manufacturer of plastic containers, in order to focus on its remaining manufacturing and logistics businesses. Bennett generated net sales of $81.9 million in 1995. The 1996 and 1995 operating results of Bennett have been classified as discontinued operations.

OVERVIEW

     The Company operates through two segments, Manufactured Products and Logistics, that serve a wide variety of industrial markets. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries. Logistics is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, Logistics provides a variety of value-added, cost-effective procurement solutions. The principal customers of Logistics are in the transportation, industrial, electrical and lawn and garden equipment industries. Between 1994 and 1997, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 51% compounded annual growth rate ("CAGR"), from $129.2 million to $441.1 million, and income from continuing operations increased at a 40% CAGR from $4.1 million on a fully taxed basis to $11.3 million.

     Growth since 1992 has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of Logistics customers under TFS contracts and by the leveraging of existing customer relationships at Manufactured Products.

     Between 1994 and December 31, 1997, the Company's continuing operations incurred $45.2 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

  1997 versus 1996

     Net sales from continuing operations increased by $93.4 million, or 27%, from $347.7 million in 1996 to $441.1 million in 1997. Approximately 42% of this increase was attributable to internal growth and 58% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 70% was primarily attributable to the addition of TFS customers in the Logistics segment and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to the Logistics segment and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit from continuing operations increased by $14.1 million, or 24%, from $58.3 million in 1996 to $72.4 million in 1997. Of the increase, 79% relates to the 1997 Acquisitions and 21% was due to internal growth. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin from continuing operations decreased to 16.4% in 1997 from 16.8% in 1996. This decrease in consolidated gross margin was primarily due to a change in the Company's revenue mix.

     Selling, general and administrative costs from continuing operations increased by 16% to $44.4 million in 1997 from $38.1 million in 1996. Approximately 93% of such increase was related to the 1997 Acquisitions. Consolidated selling, general and administrative expenses decreased as a percentage of net sales to 10.1% in 1997 from 11.0% in 1996 due to economies of scale resulting from higher sales volume.

     Interest expense from continuing operations increased by $2.2 million from $6.9 million in 1996 to $9.1 million in 1997 due to average debt outstanding in 1997 increasing by $19.9 million and to the reclassification in 1996 of approximately $.8 million of interest expense to discontinued operations resulting from the sale of Bennett Industries. Average interest rates for the period were approximately the same in 1997 and 1996.

     As a result of the early extinguishment of the Company's 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004, and its then existing bank credit facility, the Company recorded an extraordinary charge of $1.5 million, net of income taxes in 1997.

     At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million, subject to certain limitations that expire between 2001 and 2007.

  1996 versus 1995

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett for $50.8 million in cash, which resulted in a pre-tax gain of $13.8 million. The results of operations and changes in cash flow of Bennett have been classified as discontinued operations in the Company's consolidated statements of income and cash flow for 1996 and 1995.

     Net sales from continuing operations increased by $58.2 million, or 20%, from $289.5 million in 1995 to $347.7 million in 1996. Of this increase, approximately $57.5 million was due to the inclusion of the results of acquisitions made in 1995 in the Company's consolidated results for a full year in 1996 as compared to a partial year in 1995.

     Gross profit from continuing operations increased by $9.7 million, or 20%, from $48.6 million in 1995 to $58.3 million in 1996. Of this increase, $8.6 million was due to the inclusion of the results of acquisitions made in 1995 in the Company's consolidated results for a full year in 1996 as compared to a partial year in 1995. The remaining $1.1 million increase was primarily related to Logistics' higher sales volumes and the addition of TFS customers. The Company's consolidated gross margin was 16.8% in 1996 and 1995.

     Selling, general and administrative expenses from continuing operations increased $8.1 million, or 27%, from $30.0 million in 1995 to $38.1 million in 1996. This increase was primarily a result of the inclusion of the acquisitions made in 1995 in the Company's consolidated results for a full year in 1996 as compared to a partial year in 1995 and higher overhead costs to support higher sales levels. Consolidated selling, general and administrative expenses increased as a percentage of net sales to 11.0% in 1996 from 10.4% in 1995 primarily as a result of the acquisitions consummated in 1995.

     During the fourth quarter of 1996, the Company commenced the reorganization of its consumer products manufacturing operations which resulted in the consolidation of three manufacturing facilities into one and the discontinuation of certain product lines. As a result of these actions, the Company recorded a non-cash charge of $2.7 million, primarily for the writedown of certain property, equipment and inventory to their estimated realizable value.

     The Company had other income of $4.2 million in 1996 as compared to $.2 million in 1995. In 1996, other income was comprised of (i) a gain of $2.7 million from the lump sum payment as full settlement of subordinated notes receivable, resulting from the Company's sale of two manufacturing facilities and (ii) a gain of $1.5 million on the sale of securities. In 1995, other income was comprised of a gain on the sale of securities.

     Interest expense from continuing operations increased $1.0 million from $5.9 million in 1995 to $6.9 million in 1996, primarily due to higher levels of bank debt outstanding during 1996 as compared to 1995. The Company's average debt outstanding increased from $92.4 million in 1995 to $103.2 million in 1996. The increase in average borrowings was caused by the acquisition of RB&W on March 31, 1995 and higher levels of bank debt to support increased sales and production as well as capital expenditures.

     During the fourth quarter of 1995, the Company determined that utilization of its net operating loss carryforwards was assured and therefore recorded deferred tax assets of $8.1 million. Consequently, as of January 1, 1996, the Company's financial statements included a provision for Federal income taxes. Federal income tax expense from continuing operations for 1995 was reduced by $3.7 million due to the utilization of net operating loss carryforwards. During 1996, as a result of the gain on the sale of Bennett, all net operating loss carryforwards for tax purposes relating to the Company were fully utilized. At December 31, 1996, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $15 million, subject to certain limitations that expire between 2001 and 2007.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements. On January 14, 1998, the Company executed a "New Credit Agreement" for $100 million on an unsecured basis from a group of banks which will be used for general corporate purposes. The New Credit Agreement expires on April 30, 2001. Amounts borrowed under the New Credit Agreement may be borrowed at the Company's election at either (i) the bank's prime lending rate less 1% or (ii) LIBOR plus 90 basis points. As of December 31, 1997, $20.0 million was borrowed under the facility.

     On November 25, 1997, the Company sold $150 million of its 9.25% Senior Subordinated Notes due 2007. The Company used the net proceeds of the Senior Notes along with borrowings under its new credit facility to (i) redeem its 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004 and (ii) to repay substantially all amounts of its then existing credit facility.

     Capital expenditures for 1998 are anticipated to be approximately $16.0 million which will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 2.86 at December 31, 1997, compared to 2.78 at December 31, 1996 and 2.80 at December 31, 1995. Working capital increased by $47.6 million to $147.3 million at December 31, 1997 from $99.7 million at December 31, 1996 as a result of the inclusion of the 1997 Acquisitions, primarily Arden, and to increases necessary to support the internal growth of the Company.

     During 1997, the Company generated $27.2 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $37.2 million in the operating accounts, the Company used $10.0 million for operating activities. During the period, the Company invested $15.9 million in capital expenditures and $60.4 million for acquisitions and investments including the acquisition of Arden for $44.0 million. During the year, the Company bought 221,494 shares of its common stock in the open market for $3.0 million. As of December 31, 1997, after issuing 199,000 common shares from the treasury for the exercise of stock options, the Company has 148,719 shares of its common stock in the treasury. During the year, 351,000 shares of common stock were issued under stock option agreements for which the Company received $3.2 million from the option holders. In addition, the Company purchased in the open market $1.2 million of its convertible senior subordinated debentures. These activities were funded by a net increase in long-term borrowings of $85.5 million and a decrease in cash balances of $2.8 million.

     During 1996, the Company generated $20.6 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $14.9 million in the operating accounts and $2.0 million provided from discontinued operations, the Company provided $7.7 million from operating activities. During 1996, the Company invested $15.6 million in capital expenditures and purchased 126,225 shares of its common stock for $1.8 million, all of which were funded by internally generated cash flow and bank borrowings.

     During 1995, the Company generated $18.0 million from continuing operations before changes in operating assets and liabilities. After giving effect to changes in the operating accounts of $27.7 million and $5.7 million provided by discontinued operations, the Company used $4.0 million in operating activities. This amount and capital expenditures of $13.6 million were funded by an increase in bank borrowings. In addition, the Company borrowed $68.6 million under its bank facility to fund acquisitions, primarily RB&W, with an aggregate cash purchase price of $35.8 million and to repay $32.8 million of acquired debt related to the acquisitions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     At December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All share and per share amounts, including those of prior years, have been restated to comply with the new provisions. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," both of which expand or modify disclosures and, accordingly, will have no impact on the Company's financial position, results of operations or cash flows. These Statements are effective for periods beginning after December 31, 1997, and will be adopted by the Company in the first and fourth quarters of 1998, respectively.

IMPACT OF INFLATION

     Although inflation was not a significant factor in 1997, the Company continues to seek ways to cope with its impact. To the extent permitted by competition, the Company's operations generally attempt to pass on increased costs by increasing sales prices over time. The Company primarily uses the FIFO method of accounting for its inventories. Under this method, current costs are generally reflected in cost of products. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

YEAR 2000 CONVERSION

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has evaluated the risks and is in the process of implementing actions to ensure the Company is Year 2000 compliant. The cost of achieving Year 2000 compliance is not expected to have a material adverse effect on the Company's results of operations or financial condition.

ENVIRONMENTAL

     The Company has been identified as a potentially responsible party at certain third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. However, the Company's share of such costs has not been material and based on available information, the Company does not expect its exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and income from continuing operations in recent years, seasonal fluctuations have been substantially mitigated. The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the businesses in the Capital Equipment Group, which typically ship a few large systems per year. In addition, the Company experiences seasonality in the Kay Home Products operating unit of the Metal Forming Group. Kay Home Products' goods are typically used by consumers in the spring and summer and consequently its first two quarters of operating results are typically the strongest.

FORWARD-LOOKING STATEMENTS

     This Annual Report to Shareholders and Form 10-K contains and incorporates by reference certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................     20
Consolidated Balance Sheets -- December 31, 1997 and
  December 31, 1996.........................................     21
Consolidated Statements of Income -- Years Ended December
  31, 1997, 1996
  and 1995..................................................     22
Consolidated Statements of Shareholders' Equity -- Years
  Ended December 31, 1997, 1996
  and 1995..................................................     23
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1997, 1996
  and 1995..................................................     24
Notes to Consolidated Financial Statements..................     25
Supplementary Financial Data:
  Selected Quarterly Financial Data (Unaudited) -- years
     ended December 31, 1997
     and 1996...............................................     38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have audited the accompanying consolidated financial statements of Park-Ohio Industries, Inc. and subsidiaries listed in the Index at Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 16, 1998

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                1997          1996
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  1,814      $  4,659
  Accounts receivable, less allowances for doubtful accounts of $2,060 in
    1997 and $1,048 in 1996.................................    86,787        58,764
  Inventories...............................................   129,512        83,758
  Deferred tax assets.......................................     3,240         3,000
  Other current assets......................................     5,075         5,718
                                                              --------      --------
         Total Current Assets...............................   226,428       155,899
Property, Plant and Equipment
  Land and land improvements................................     4,126         2,599
  Buildings.................................................    24,782        21,520
  Machinery and equipment...................................   103,956        82,743
                                                              --------      --------
                                                               132,864       106,862
  Less accumulated depreciation.............................    59,795        53,054
                                                              --------      --------
                                                                73,069        53,808
Other Assets
  Excess purchase price over net assets acquired, net of
    accumulated amortization of $5,749 in 1997 and $3,538 in
    1996....................................................    68,996        40,305
  Deferred taxes............................................    12,960        14,100
  Other.....................................................    31,656        18,798
                                                              --------      --------
                                                              $413,109      $282,910
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................  $ 49,470      $ 28,545
  Accrued expenses..........................................    27,466        20,695
  Current portion of long-term liabilities..................     2,223         6,936
                                                              --------      --------
         Total Current Liabilities..........................    79,159        56,176
Long-Term Liabilities, less current portion
  Long-term debt............................................   172,283        55,571
  Other postretirement benefits.............................    27,537        28,442
  Other.....................................................     4,295         4,788
                                                              --------      --------
                                                               204,115        88,801
Convertible Senior Subordinated Debentures..................       -0-        22,235
Shareholders' Equity
  Capital stock, par value $1 a share
    Serial preferred stock:
       Authorized -- 632,470 shares; Issued -- none.........       -0-           -0-
  Common stock:
    Authorized -- 20,000,000 shares
       Issued and outstanding -- 10,959,962 shares in 1997
       and 10,432,998 in
         1996...............................................    10,960        10,433
  Additional paid-in capital................................    53,476        49,337
  Retained earnings.........................................    67,486        57,703
  Treasury stock, at cost, 148,719 shares in 1997 and
    126,225 in 1996.........................................    (2,087)       (1,775)
                                                              --------      --------
                                                               129,835       115,698
                                                              --------      --------
                                                              $413,109      $282,910
                                                              ========      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Net sales...................................................  $441,110   $347,679   $289,501
Cost of products sold.......................................   368,734    289,400    240,871
                                                              --------   --------   --------
  Gross profit..............................................    72,376     58,279     48,630
Selling, general and administrative expenses................    44,396     38,131     30,020
Restructuring charge........................................       -0-      2,652        -0-
                                                              --------   --------   --------
  Operating income..........................................    27,980     17,496     18,610
Other income................................................      (320)    (4,204)      (214)
Interest expense............................................     9,101      6,947      5,911
                                                              --------   --------   --------
     Income from continuing operations before income
       taxes................................................    19,199     14,753     12,913
Income taxes (benefit)......................................     7,903      5,060     (6,900)
                                                              --------   --------   --------
     Income from continuing operations before extraordinary
       charge...............................................    11,296      9,693     19,813
Extraordinary charge for early retirement of debt, net of
  tax benefit of $928.......................................    (1,513)       -0-        -0-
Income from discontinued operations, net of tax.............       -0-     11,642      4,221
                                                              --------   --------   --------
          Net income........................................  $  9,783   $ 21,335   $ 24,034
                                                              ========   ========   ========
Per common share:
  Basic earnings per share:
  Continuing operations.....................................  $   1.06   $    .93   $   2.00
  Extraordinary charge......................................      (.14)       -0-        -0-
  Discontinued operations...................................       -0-       1.12        .43
                                                              --------   --------   --------
          Net Income........................................  $    .92   $   2.05   $   2.43
                                                              ========   ========   ========
  Diluted earnings per share:
  Continuing operations.....................................  $   1.01   $    .88   $   1.87
  Extraordinary charge......................................      (.13)       -0-        -0-
  Discontinued operations...................................       -0-        .96        .37
                                                              --------   --------   --------
          Net income........................................  $    .88   $   1.84   $   2.24
                                                              ========   ========   ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    ADDITIONAL
                                          COMMON     PAID-IN     RETAINED   TREASURY
                                           STOCK     CAPITAL     EARNINGS    STOCK      TOTAL
                                          ------    ----------   --------   --------    -----
                                                         (DOLLARS IN THOUSANDS)
Balance at January 1, 1995..............  $8,192     $26,189     $12,334    $   -0-    $ 46,715
Net income..............................                          24,034                 24,034
Acquisition of RB&W Corporation.........   2,023      21,251                             23,274
Issuance of General Aluminum Mfg.
  Company earn-out shares...............     187       1,744                              1,931
                                          -------    -------     -------    -------    --------
Balance at December 31, 1995............  10,402      49,184      36,368        -0-      95,954
Exercise of stock options...............      31         153                                184
Purchase of treasury stock..............                                     (1,775)     (1,775)
Net Income..............................                          21,335                 21,335
                                          -------    -------     -------    -------    --------
Balance at December 31, 1996............  10,433      49,337      57,703     (1,775)    115,698
Issuance of General Aluminum Mfg.
  Company earn-out shares...............     375       3,600                              3,975
Exercise of stock options...............     152         539                  2,673       3,364
Purchase of treasury stock..............                                     (2,985)     (2,985)
Net income..............................                           9,783                  9,783
                                          -------    -------     -------    -------    --------
Balance at December 31, 1997............  $10,960    $53,476     $67,486    $(2,087)   $129,835
                                          =======    =======     =======    =======    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $  9,783   $ 21,335   $ 24,034
  Adjustments to reconcile net income to net cash provided
     (used) by continuing operations:
       Extraordinary charge.................................     1,513        -0-        -0-
       Discontinued operations..............................       -0-    (11,642)    (4,221)
       Gain on sale of investments..........................      (320)    (1,552)       -0-
       Depreciation and amortization........................    10,365      7,998      6,278
       Tax benefit resulting from reduction of valuation
          allowance on deferred tax assets..................       -0-        -0-     (8,100)
       Deferred income taxes................................     5,900      4,500        -0-
                                                              --------   --------   --------
                                                                27,241     20,639     17,991
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable..................................   (14,008)    (3,643)    (2,479)
       Inventories..........................................   (21,021)    (3,056)   (14,914)
       Accounts payable and accrued expenses................     5,623     (1,214)    (5,473)
       Other................................................    (7,874)    (7,040)    (4,855)
                                                              --------   --------   --------
       Net Cash Provided (Used) by Continuing Operations....   (10,039)     5,686     (9,730)
       Net Cash Provided by Discontinued Operations.........       -0-      2,040      5,738
                                                              --------   --------   --------
       Net Cash Provided (Used) by Operating Activities.....   (10,039)     7,726     (3,992)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (15,947)   (15,590)   (13,632)
  Costs of acquisitions.....................................   (60,389)       -0-    (35,793)
  Purchase of investments...................................    (1,432)    (5,427)       -0-
  Proceeds from sales of investments........................       551      6,315        -0-
  Proceeds from sale of discontinued operations, net of
     $4,500 of income taxes.................................       -0-     46,313        -0-
                                                              --------   --------   --------
       Net Cash Provided (Used) by Investing Activities.....   (77,217)    31,611    (49,425)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................   106,500      9,500     86,969
  Payments on long-term debt................................  (166,657)   (45,249)   (33,062)
  Issuance of 9.25% senior notes, net of deferred financing
     costs..................................................   145,604        -0-        -0-
  Cash paid to retire subordinated debentures...............    (1,245)       -0-        -0-
  Issuance of common stock under stock option plan..........     3,194        184        -0-
  Purchase of treasury stock................................    (2,985)    (1,775)       -0-
                                                              --------   --------   --------
       Net Cash Provided (Used) by Financing Activities.....    84,411    (37,340)    53,907
       Increase (decrease) in Cash and Cash Equivalents.....    (2,845)     1,997        490
       Cash and Cash Equivalents at Beginning of Year.......     4,659      2,662      2,172
                                                              --------   --------   --------
       Cash and Cash Equivalents at End of Year.............  $  1,814   $  4,659   $  2,662
                                                              ========   ========   ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,895 and $4,921 higher than reported at December 31, 1997 and 1996, respectively.

  Major Classes of Inventories

                                                          DECEMBER 31
                                                       ------------------
                                                         1997      1996
                                                       --------   -------
In-process and finished goods........................  $100,283   $60,587
Raw materials and supplies...........................    29,229    23,171
                                                       --------   -------
                                                       $129,512   $83,758
                                                       ========   =======

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets.

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note B) over periods from twenty-five to forty years using the straight-line method. Management periodically evaluates for possible impairment the current value of these intangibles through cash flow and income analyses of the acquired businesses. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of. The company adopted Statement No. 121 during the first quarter of 1996. The financial statement effect of adoption was not material.

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

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

     Net Income Per Common Share: In 1997, the Financial Accounting Standards Board issued statement No. 128 "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated to conform to the Statement 128 requirements.

     Interest Rate Swap Agreements: In 1995, the Company entered into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates of the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. During 1997, the interest rate swap agreements were terminated resulting in an immaterial net gain.

     Revenue Recognition: For the majority of its operations, the Company recognizes revenues upon shipment of its product. Revenues on long-term contracts are recognized using the percentage of completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage each contract's cost to date bears to the total estimated cost. The recognition of profit, based upon anticipated final costs, is made only after evaluation of the contract status at critical milestones. The Company's contracts generally provide for billing to customers at various points prior to contract completion. Revenues earned on contracts in process in excess of billings are classified in other current assets in the accompanying balance sheet.

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

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 1997 the Company had uncollateralized receivables with six customers in the automotive and truck industry each with several locations approximating $24,939 which represents 29% of the Company's trade accounts receivable. During 1997, sales to these customers amounted to approximately $121,443 which represents 28% of the Company's net sales.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Impact of Recently Issued Accounting Standards: In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," both of which expand or modify disclosures and, accordingly, will have no impact on the Company's financial position, results of operations or cash flows. These Statements are effective for periods beginning after December 31, 1997, and will be adopted by the Company in the first and fourth quarters of 1998, respectively.

NOTE B--ACQUISITIONS

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a national distributor of specialty and standard fasteners to the industrial market. Arden is included in the Company's Logistics segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash........................................................  $ 2,711
Accounts receivable.........................................   11,503
Inventories.................................................   17,764
Property, plant and equipment...............................    4,468
Excess purchase price over net assets acquired..............   17,919
Other assets................................................    5,258
Trade accounts payable......................................   (6,437)
Accrued expenses............................................   (2,828)
Long-term liabilities.......................................   (6,358)
                                                              -------
Total estimated cost of acquisition.........................  $44,000
                                                              =======

     During the year ended December 31, 1997, the Company acquired four other businesses for an aggregate purchase price of approximately $18.6 million. Each of these transactions was accounted for as a purchase, resulting in excess purchase price over net assets acquired of $8.6 million. The following unaudited pro forma results of operations assume the acquisitions of Arden and the other businesses discussed above occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                      YEAR ENDED
                                                  -------------------
                                                    1997       1996
                                                  --------   --------
Net sales.......................................  $508,724   $476,693
Gross profit....................................    93,547     98,190
Income from continuing operations...............    12,454      8,777
Income from continuing operations per common
  share assuming dilution.......................  $   1.10   $    .80
                                                  ========   ========

     On March 31, 1995, the Company acquired all of the shares of RB&W Corporation (RB&W) in exchange for 2,023,000 shares of the Company's common stock ($11.50 market value as of March 31, 1995) and cash of $30,968. The transaction has been accounted for as a purchase.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The table below reflects the current value of the net assets acquired of RB&W:

Cash........................................................  $   510
Accounts receivable.........................................   29,551
Inventories.................................................   36,131
Property, plant and equipment...............................    5,591
Excess purchase price over net assets acquired..............   25,596
Deferred tax assets.........................................   13,300
Other assets................................................   12,620
Notes payable...............................................  (28,739)
Trade accounts payable......................................  (21,524)
Accrued expenses............................................   (9,172)
Long-term liabilities.......................................   (9,622)
                                                              -------
                                                              $54,242
                                                              =======

     The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of continuing operations which actually would have resulted had the acquisition occurred on the date indicated.

                                                       YEAR ENDED
                                                    DECEMBER 31, 1995
                                                    -----------------
Net sales.........................................      $336,533
Gross profit......................................        47,255
Income from continuing operations.................        18,797
Income from continuing operations per common
  share...........................................      $   1.79

     During 1995, the Company also purchased certain assets of four companies for a total cost of $6,400 which includes $1,500 for The Ajax Manufacturing Company, purchased from a related party. The operations of these businesses prior to the dates of acquisition were not material to the Company.

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company (GAMCO), by issuing 250,000 shares of its common stock valued at $3,127 in exchange for the outstanding shares of GAMCO. An additional 187,500 shares of common stock valued at $1,931, were issued in March, 1995 and an additional 375,000 shares of common stock valued at $3,975 were issued in January, 1997. The additional $5,906 represents purchase price in excess of net assets acquired. An additional 187,500 shares of common stock, representing the final earn-out shares to be issued under the GAMCO purchase agreement, will be issued in 1998 as GAMCO achieved certain income levels during the year ended December 31, 1997.

NOTE C--SALE OF BENNETT INDUSTRIES

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactures plastic containers, to North America Packaging Corporation, a wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million. The results of operations and changes in cash flows for Bennett have been classified as discontinued operations for all periods presented in the related consolidated statements of income and consolidated statements of cash flows, respectively. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Summary operating results of the discontinued operations, excluding the above gain on sale, for the years ended December 31, 1996 and 1995 were as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Sales.......................................................  $49,448    $81,929
Costs and expenses..........................................   44,502     77,708
                                                              -------    -------
Income from discontinued operations before income taxes.....    4,946      4,221
Income taxes................................................    1,820        -0-
                                                              -------    -------
Net income from discontinued operations.....................  $ 3,126    $ 4,221
                                                              =======    =======

NOTE D--ACCRUED EXPENSES

     Accrued expenses include the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Self-insured liabilities....................................  $ 2,827    $ 2,521
Warranty and installation accruals..........................    3,401      2,752
Accrued payroll and payroll-related items...................    4,820      3,112
State and local taxes.......................................    2,324      2,422
Advance billings............................................    2,215      1,646
Restructuring reserve (see Note M)..........................      -0-      2,653
Acquisition liabilities.....................................    1,906        -0-
Interest payable............................................    1,498        248
Sundry......................................................    8,475      5,341
                                                              -------    -------
          Totals............................................  $27,466    $20,695
                                                              =======    =======

NOTE E--FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
9.25% Senior Subordinated Notes due 2007....................  $150,000    $   -0-
Term loan...................................................       -0-     32,500
Revolving credit maturing on April 30, 2001.................    20,000     26,000
Other.......................................................     2,755      2,254
                                                              --------    -------
                                                               172,755     60,754
Less current maturities.....................................       472      5,183
                                                              --------    -------
          Total.............................................  $172,283    $55,571
                                                              ========    =======

     Maturities of long-term debt during each of the five years following December 31, 1997 are approximately $472 in 1998, $718 in 1999, $731 in 2000,
$20,348 in 2001 and $229 in 2002.

     On November 25, 1997, the Company sold $150 million of its 9.25% Senior Subordinated Notes due 2007 at a price of 97.375% of face value. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 1998. The Company used the net proceeds of the Senior Notes along with borrowings under its new credit facility to (i) redeem its 7 1/4% Convertible

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

Senior Subordinated Debentures due June 15, 2004 and (ii) to repay substantially all amounts of its then existing credit facility. The early extinguishment of the 7 1/4% Convertible Senior Subordinated Debentures and the then existing credit facility resulted in an extraordinary charge of $1.5 million consisting of the following:

Discount on prepayment of 7 1/4% Convertible Senior
  Subordinated Debentures...................................  $1,245
Write-off related unamortized financing costs...............   1,196
                                                              ------
Extraordinary charge before income tax benefit..............   2,441
Income tax benefit..........................................     928
                                                              ------
Net extraordinary charge....................................  $1,513
                                                              ======

     On January 14, 1998 the Company entered a new credit agreement with a group of banks under which it may borrow up to $100 million on an unsecured basis. Interest is payable quarterly at the prime lending rate less 1% (7.5% at December 31, 1997) or at the Company's election at LIBOR plus .9% (which aggregated 6.5% at December 31, 1997). The weighted average rate on borrowings was 9.01% at December 31, 1997. The credit agreement expires on April 30, 2001. The fair market value of debt securities approximates their carrying value at December 31, 1997.

     Provisions of the Senior Subordinated Notes and the revolving credit agreement contain restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to or merge or consolidate with, an unaffiliated entity. The revolving credit agreement also requires maintenance of specific financial ratios.

     The Company has agreements on which up to $5 million in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1997, in addition to amounts borrowed under the revolving credit agreement, there is $2.0 million outstanding primarily for standby letters of credit. A fee of 1/4% is imposed by the bank on the unused portion of available borrowings.

NOTE F -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $10,200    $10,600
  Tax net operating loss carryforwards......................    3,300      5,100
  Inventory.................................................    6,500      4,500
  Tax credits...............................................      800        600
  Other -- net..............................................    4,100      3,400
                                                              -------    -------
          Total deferred tax assets.........................   24,900     24,200
Deferred tax liabilities:
  Tax over book depreciation................................    5,200      4,400
  Pension...................................................    3,500      2,700
                                                              -------    -------
          Total deferred tax liabilities....................    8,700      7,100
                                                              -------    -------
Net deferred tax assets.....................................  $16,200    $17,100
                                                              =======    =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The reasons for the difference between income taxes (benefit) and the amount computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Computed statutory amount...................................  $ 6,500    $ 5,000    $ 4,400
Effect of state income taxes payable........................      800        600        500
Other.......................................................      603       (540)       -0-
Utilization of net operating loss carryforwards.............      -0-        -0-     (3,700)
Reduction in valuation allowance for deferred tax assets....      -0-        -0-     (8,100)
                                                              -------    -------    -------
          Income taxes (benefit)............................  $ 7,903    $ 5,060    $(6,900)
                                                              =======    =======    =======

     At December 31, 1997, subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $9.4 million subject to certain limitations, which expire in 2001 to 2007. As of December 31, 1995, the Company reduced by $8,100 the remaining valuation allowance on deferred tax assets relating to anticipated future income tax benefits from utilization of net operating loss carryforwards as full realization of these assets is expected.

NOTE G -- STOCK OPTIONS

     Under the provisions of the Company's Amended and Restated 1992 Stock Option Plan, incentive stock options or non-statutory options to purchase 850,000 shares of the Company's stock may be granted to officers and other key employees at the market price on the respective date of grant. The option rights are exercisable only if and after the employee shall have remained in the employ of the Company for one year from the date the option is granted. During 1997, 30,000 options were granted at option prices ranging from $12.375--$14.50. No options were granted in 1996. At December 31, 1997, there were a total of 355,000 options outstanding under the Plan (676,000 at December 31, 1996); all of which become 100% exercisable after three years from the date of grant at option prices ranging from $9.125--$14.50 ($3.813--$14.25 at December 31, 1996)
a share and terminate ten years from the option date. During 1997, 351,000 options under this Plan were exercised at prices ranging from $3.813--$13.625 a share (31,167 at December 31, 1996 at prices ranging from $5.125--$10.625). At December 31, 1997, there were 205,000 (348,992 at December 31, 1996) options exercisable at option prices ranging from $9.125--$14.25 a share ($3.813--$14.25 at December 31, 1996).

     The 1996 Non-Employee Director Stock Option Plan authorized the granting of options on 250,000 shares of common stock to directors who are not employees of the Company. Annually, each non-employee director will automatically receive options to acquire 6,000 shares at the market price on the date of grant. Options under this plan are exercisable six months from the date of grant. At December 31, 1997 there were 60,000 (30,000 at December 31, 1996) options outstanding and exercisable under this plan at an exercise price ranging from $12.41--$13.625. Also during 1996 the Chairman and Chief Executive Officer of the Company was granted a non-statutory stock option to purchase 500,000 shares of common stock at $13.625 per share which was the market price at the date of grant. The options become 100% exercisable after five years and shall terminate fifteen years from the option date. At December 31, 1997, 100,000 of these options were exercisable.

     Had the compensation cost for the stock options granted in 1997, 1996 and 1995 been determined based on the fair value method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced by $1,304 ($.11 per share) in 1997, $1,290 ($.12 per share) in 1996 and $223 ($.02 per share) in 1995. The effects on 1997, 1996 and 1995 net earnings may not be representative

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES of the effect on future years net earnings amounts as the compensation cost on each year's grant is recognized over the vesting period.

     Fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.25%, 5.25% and 6.34%; zero dividend yield; expected volatility of 40% in 1997 and 43% in 1996 and 1995 and expected option lives of 6 years for 1997, 6 to 10 years for 1996 and 6 years for 1995.

NOTE H -- LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company's financial condition, liquidity and results of operations.

NOTE I -- PENSIONS

     A summary of the components of net periodic pension credit for the defined benefit plans and the total contributions charged to pension expense for the defined contribution plans is as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               1997        1996       1995
                                                              -------    --------    -------
Defined benefit plans:
  Service cost..............................................  $   304    $    296    $   287
  Interest cost.............................................    3,252       3,249      3,362
  Actual return on assets...................................  (21,264)     (7,499)   (10,719)
  Net amortization and deferral.............................   15,996       2,795      6,315
                                                              -------    --------    -------
     Net periodic pension credit of defined benefit plans...   (1,712)     (1,159)      (755)
Defined contribution plans..................................    1,098         796        680
                                                              -------    --------    -------
     Total pension credit...................................  $  (614)   $   (363)   $   (75)
                                                              =======    ========    =======

     Assumptions used in the accounting for the defined benefit pension plans were as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
Weighted average discount rate..............................  7.25%   7.5%     7.5%
Expected long-term rate of return on assets.................  8.5%    8.5%     8.5%

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996 for the Company's defined benefit pension plans.

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $43,313    $42,863
                                                              =======    =======
  Accumulated benefit obligation............................  $45,080    $44,671
                                                              =======    =======
Plan assets at fair value...................................  $80,274    $63,139
Projected benefit obligation................................   45,474     45,049
                                                              -------    -------
  Plan assets in excess of projected benefit obligation.....   34,800     18,090
Unrecognized net gain.......................................  (21,654)    (6,959)
Unrecognized prior service cost.............................    1,430      1,442
Unrecognized net asset at January 1, 1987 net of
  amortization..............................................     (279)      (203)
                                                              -------    -------
  Net pension asset included in other assets................  $14,297    $12,370
                                                              =======    =======

     The plans' assets at December 31, 1997 and 1996 are invested in listed stocks, bonds and unallocated insurance contracts.

NOTE J -- OTHER POSTRETIREMENT BENEFITS

     The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees. Employees may become eligible for benefits if they qualify for retirement while working for the Company.

     The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Accumulated postretirement benefit obligation:
  Retirees..................................................  $19,578    $17,555
  Fully eligible active plan participants...................      430        479
  Other active plan participants............................    1,665      1,854
                                                              -------    -------
     Accumulated Postretirement Benefit Obligations.........   21,673     19,888
  Unrecognized net gain.....................................    7,614     10,307
                                                              -------    -------
     Accrued Postretirement Benefit Obligations.............  $29,287    $30,195
                                                              =======    =======

     Net periodic benefit cost includes the following components for the years ended December 31, 1997, 1996 and 1995:

                                                                     DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Service cost................................................  $  118    $  106    $   92
Interest cost...............................................   1,541     1,458     1,559
Net amortization and deferral...............................    (486)     (544)     (819)
                                                              ------    ------    ------
  Net Periodic Postretirement Benefit Cost..................  $1,173    $1,020    $  832
                                                              ======    ======    ======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The accumulated postretirement benefit obligation ("APBO") was determined using an assumed discount rate of 7.25%, 7.5% and 7.5% for 1997, 1996 and 1995, respectively. The assumed annual health care trend rate for retirees younger than 65 was 9.0% in 1997 (9.0% in 1996 and 9.5% in 1995) decreasing to 6.0% in
2004. The assumed annual health care trend rate for retirees aged 65 and over will decrease to 5.5% in 2004. A 1% change in the trend rate would increase the APBO by 6.3% and annual expense by 11%.

NOTE K -- LEASES

     Rental expense for 1997, 1996 and 1995 was $6,696, $4,751 and $3,527,
respectively. Future minimum lease commitments during each of the five years following December 31, 1997 are as follows: $5,380 in 1998, $4,161 in 1999, $3,272 in 2000, $2,625 in 2001 $1,915 in 2002 and $5,282 thereafter.

NOTE L -- INDUSTRY SEGMENTS

     The Company conducts its business through two segments: Manufactured Products and Logistics. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries. Manufactured Products operates through five groups which include: Aluminum Casting, Forged and Machined Products, Capital Equipment, Metal Forming and Industrial Rubber Products. The Aluminum Casting Group manufactures aluminum permanent mold castings. The Forged and Machined Products Group produces, machines and finishes closed-die metal forgings. The Capital Equipment Group custom engineers and manufactures induction heating systems, forging presses and heat processing and curing systems. The Metal Forming Group manufactures standard and specialty engineered fasteners and related hardware bearings, plumbing fixtures and certain consumer products. The Industrial Rubber Products Group manufactures injected and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications. Logistics is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, Logistics provides a variety of value--added, cost-effective procurement solutions. The principal customers of Logistics are in the transportation, industrial, electrical, lawn and garden equipment industries.

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, and other assets.

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales
     Manufactured products.................................  $222,347    $196,327    $181,000
     Logistics.............................................   218,763     151,352     108,501
                                                             --------    --------    --------
                                                             $441,110    $347,679    $289,501
                                                             ========    ========    ========
Income from continuing operations before income taxes
     Manufactured products.................................  $ 17,653    $ 16,263    $ 14,525
     Logistics.............................................    16,420       9,276       8,217
                                                             --------    --------    --------
                                                               34,073      25,539      22,742
     Amortization of excess purchase price over net assets
       acquired............................................    (2,211)     (1,902)     (1,504)
     Corporate costs.......................................    (3,562)     (1,937)     (2,414)
     Interest expense......................................    (9,101)     (6,947)     (5,911)
                                                             --------    --------    --------
                                                             $ 19,199    $ 14,753    $ 12,913
                                                             ========    ========    ========
Identifiable assets
     Manufactured products.................................  $212,054    $177,946    $162,114
     Logistics.............................................   180,987      92,862      93,876
     General corporate.....................................    20,068      12,102      12,063
     Discontinued operations...............................       -0-         -0-      33,694
                                                             --------    --------    --------
                                                             $413,109    $282,910    $301,747
                                                             ========    ========    ========
Depreciation and amortization expense
     Manufactured products.................................  $  7,599    $  6,644    $  5,544
     Logistics.............................................     2,766       1,354         734
                                                             --------    --------    --------
                                                             $ 10,365    $  7,998    $  6,278
                                                             ========    ========    ========
Capital expenditures
     Manufactured products.................................  $ 13,114    $ 10,272    $  4,974
     Logistics.............................................     2,694       4,152       1,099
     General corporate.....................................       139       1,054         237
     Discontinued operations...............................       -0-         112       7,322
                                                             --------    --------    --------
                                                             $ 15,947    $ 15,590    $ 13,632
                                                             ========    ========    ========

     The Company's manufactured products segment had sales of $38,646 in 1997, $33,728 in 1996, and $32,200 in 1995 to Ford Motor Company (9%, 10% and 11% of
consolidated net sales, respectively).

NOTE M -- RESTRUCTURING CHARGES AND OTHER INCOME

     During the fourth quarter of 1996, the Company commenced the reorganization of its consumer products manufacturing operations which resulted in the realignment of two manufacturing facilities and the discontinuance of certain products lines. As a result of these actions, the Company recorded a charge of $2,700 primarily for the writedown of certain property and equipment and inventory to estimated net realizable value.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE N -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                              -------   -------   -------
NUMERATOR
Income from continuing operations before extraordinary
  charge....................................................  $11,296   $ 9,693   $19,813
Amortization of imputed goodwill associated with the earnout
  shares....................................................      (63)      (84)      -0-
                                                              -------   -------   -------
Numerator for basic earnings per share-income from
  continuing operations available to common shareholders....   11,233     9,609    19,813
Effect of dilutive securities:
Interest (net of income taxes) associated with convertible
  senior subordinated debentures............................      886       999     1,612
                                                              -------   -------   -------
Numerator for diluted earnings per share-income from
  continuing operations after assumed conversions...........  $12,119   $10,608   $21,425
                                                              =======   =======   =======
Discontinued operations.....................................  $   -0-   $11,642   $ 4,221
                                                              =======   =======   =======
Extraordinary item, net of tax..............................  $(1,513)  $   -0-   $   -0-
                                                              =======   =======   =======
Numerator for basic earnings per share-net income...........  $ 9,783   $21,335   $24,034
                                                              =======   =======   =======
Numerator for diluted earnings per share-net income after
  assumed conversions.......................................  $10,606   $22,250   $25,646
                                                              =======   =======   =======
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................   10,691    10,401     9,886
Effect of dilutive securities:
  Effect of General Aluminum Mfg. Company earnout shares
     deemed to be issued....................................      140       188       188
  Employee stock options....................................      204       340       183
  Convertible subordinated debentures.......................    1,019     1,151     1,151
                                                              -------   -------   -------
  Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions........   12,054    12,080    11,408
  Basic earnings (loss) per share:
  Continuing operations.....................................  $  1.06   $   .93   $  2.00
                                                              =======   =======   =======
  Extraordinary item, net of tax............................  $  (.14)  $   -0-   $   -0-
                                                              =======   =======   =======
  Discontinued operations...................................  $   -0-   $  1.12   $   .43
                                                              =======   =======   =======
  Net income................................................  $   .92   $  2.05   $  2.43
                                                              =======   =======   =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                              -------   -------   -------
Diluted earnings (loss) per share:
  Continuing operations.....................................  $  1.01   $   .88   $  1.87
                                                              =======   =======   =======
  Extraordinary item, net of tax............................  $  (.13)  $   -0-   $   -0-
                                                              =======   =======   =======
  Discontinued operations...................................  $   -0-   $   .96   $   .37
                                                              =======   =======   =======
  Net income................................................  $   .88   $  1.84   $  2.24
                                                              =======   =======   =======

     During 1995, the Company's utilization of net operating loss carryforwards and reduction in valuation allowances for deferred tax assets (See Note F) had the effect of increasing income per common share from continuing operations by $1.18. Accordingly, income per common share from continuing operations on a fully taxable basis is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997       1996      1995
                                                              -----      ----      ----
Pro forma income per common share from continuing operations before extraordinary charge on a fully taxable
  basis -- diluted..........................................  $1.01      $.88      $.75
                                                              =====      ====      ====

                          SUPPLEMENTARY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                                          ---------------------------------------------------------
                  1997                      MARCH 31       JUNE 30        SEPT. 30       DEC. 31
                  ----                      --------       -------        --------       -------
Net sales...............................    $93,806        $103,785       $114,325       $129,194
Gross profit............................     15,043          16,820         17,993         22,520
Income from continuing operations.......      2,242           3,035          2,526          3,493
Extraordinary charge, net of tax........        -0-             -0-            -0-         (1,513)
Net Income..............................    $ 2,242        $  3,035       $  2,526       $  1,980
                                            =======        ========       ========       ========
Diluted Earnings Per Share:
  Continuing Operations.................    $   .20        $    .27       $    .22       $    .31
  Extraordinary charge..................        -0-             -0-            -0-           (.13)
                                            -------        --------       --------       --------
  Net Income............................    $   .20        $    .27       $    .22       $    .18
                                            =======        ========       ========       ========

                                                                QUARTER ENDED
                                          ---------------------------------------------------------
                  1996                      MARCH 31       JUNE 30        SEPT. 30       DEC. 31
                  ----                      --------       -------        --------       -------
Net sales...............................    $90,854        $ 90,693       $ 79,750       $ 86,382
Gross profit............................     15,530          15,431         13,044         14,274
Income from continuing operations.......      2,582           2,550          2,113          2,448
Income from discontinued operations.....      1,499           1,326          8,817            -0-
Net Income..............................    $ 4,081        $  3,876       $ 10,930       $  2,448
                                            =======        ========       ========       ========
Diluted Earnings Per Share:
  Continuing Operations.................    $   .24        $    .23       $    .20       $    .22
  Discontinued Operations...............        .13             .11            .73            -0-
                                            -------        --------       --------       --------
  Net Income............................    $   .37        $    .34       $    .93       $    .22
                                            =======        ========       ========       ========

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

NOTE 2 -- Included in income from continuing operations for the quarter ended September 30, 1996, is a gain on the sale of securities of $1.0 million, net of income taxes.

NOTE 3 -- On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44.0 million. The transaction has been accounted for as a purchase. Arden is a national distributor of speciality and standard fasteners to the industrial market. Arden is included in the Company's Logistics segment.

NOTE 4 -- The extraordinary charge relates to the Company's decision to enter into a new bank agreement, issue 9 1/4% Senior Subordinated Notes due 2007 and redeem the Convertible Senior Subordinated Debentures.

NOTE 5 -- Per share amounts are presented assuming dilution in accordance with FASB Statement No. 128, "Earnings Per Share".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. Information relating to executive officers is contained under Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation contained under the headings "Certain Matters Pertaining to the Board of Directors" and "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference from the material contained under the caption "Principal Shareholders" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference from the material contained under the caption "Certain Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                              PAGE
                                                              ----
  Report of Independent Auditors............................     20
  Financial Statements
     Consolidated balance sheets -- December 31, 1997 and
      1996..................................................     21
     Consolidated statements of income -- years ended
      December 31, 1997, 1996 and 1995......................     22
     Consolidated statements of shareholders'
      equity -- years ended December 31, 1997, 1996 and
      1995..................................................     23
     Consolidated statements of cash flows -- years ended
      December 31, 1997, 1996 and 1995......................     24
     Notes to consolidated financial statements.............     25
  Selected quarterly financial data (unaudited) -- years
     ended December 31, 1997 and 1996.......................     38

   (3) Exhibits:

        3.1     Restated Articles of Incorporation of Park-Ohio Industries,
                Inc. (filed as Exhibit 4(a) of the Company's Registration
                Statement on Form S-3, filed on November 7, 1994, SEC File
                No. 33-86054 and incorporated by reference and made a part hereof)
        3.2     Code of Regulations of Park-Ohio Industries, Inc. (filed as
                Exhibit 4(b) of the Company's Registration Statement on Form
                S-3, filed on November 7, 1994, SEC File No. 33-86054 and incorporated by reference and made a part hereof)
        4.1     Indenture, dated November 25, 1997 by and among Park-Ohio
                Industries, Inc. and Norwest Bank Minnesota, N.A. as trustee
                (filed as Exhibit 4.1 of the Company's Registration
                Statement on Form S-4, filed on December 23, 1997, SEC File
                No. 333-43005 and incorporated by reference and made a part hereof)
        4.2 Credit Agreement among Park-Ohio Industries, Inc., and various financial institutions dated January 14, 1998
                )(filed as Exhibit 4.1 to the Form 8-K of Park-Ohio
                Industries, Inc., filed on January 23, 1998, SEC File No.
                000-03134 and incorporated by reference and made a part hereof)
        10.1 Form of Indemnification Agreement entered into between Park-Ohio Industries, Inc. and each of its directors and certain officers (filed as Exhibit 10(A) to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31,
                1992, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
        10.2    Park-Ohio Industries, Inc. Amended and Restated 1992 Stock
                Option Plan (filed as Exhibit A to Schedule 14A of Park-Ohio
                Industries, Inc. filed on May 12, 1995, SEC File No.
                000-03134 and incorporated by reference and made a part hereof)
        10.3    Escrow Agreement dated October 15, 1993 among Park-Ohio
                Industries, Inc., Edward F. Crawford and The Huntington
                Trust Company, N.A. (filed as Exhibit 28.1 to the Form 8-K of Park-Ohio Industries, Inc., filed on November 1, 1993,
                SEC File No. 000-03134 and incorporated by reference and made a part hereof)
        10.4    Employment Agreement between Park-Ohio Industries, Inc. and
                John J. Murray dated effective January 1, 1995 (filed as
                Exhibit 10(a) to the Form 10-Q of Park-Ohio Industries,
                Inc., for the quarter ended June 30, 1995, SEC File No.
                000-03134 and incorporated by reference and made a part hereof)
        10.5    Asset Purchase Agreement dated as of May 28, 1996 among
                North America Packaging Corporation, as Buyer, Bennett
                Industries, Inc., as Seller, and Park-Ohio Industries, Inc.,
                (filed as Exhibit 2 to the Form 10-Q of Park-Ohio
                Industries, Inc., for the quarter ended June 30, 1996, SEC
                File No. 000-03134 and incorporated by reference and made a part hereof)
        10.6 Non-Statutory Stock Option Agreement dated February 22, 1996 by and between Park-Ohio Industries, Inc., and Edward F.
                Crawford (filed as Appendix A to the Definitive Proxy
                Statement of Park-Ohio Industries, Inc., filed on April 16,
                1996, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
        10.7    1996 Non-employee Director Stock Option Plan (filed as
                Appendix B to the Definitive Proxy Statement of Park-Ohio
                Industries, Inc., filed on April 16, 1996, Sec File No.
                000-03134 and incorporated by reference and made a part hereof)

        10.8    Agreement and Plan of Merger dated June 16, 1997 among
                Park-Ohio Industries, Inc., PO Acquisitions Corp. and Arden
                Industrial Products, Inc. (filed as Exhibit 2.1 to the
                Schedule 14D-1 of Park-Ohio Industries, Inc., filed on June
                23, 1997 and incorporated by reference and made a part hereof)
        12.1    Computation of Ratios
        21.1    List of Subsidiaries of Park-Ohio Industries, Inc.,
        23.1    Consent of Ernst & Young, LLP

---------------

(b) Reports on Form 8-K filed in the fourth quarter of 1997:
    None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARK-OHIO INDUSTRIES, INC.
                                                 (Registrant)

                                            By: /s/ RONALD J.
                                            COZEAN
                                              --------------------
                                              Ronald J. Cozean,
                                            Secretary

Date: March 27, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             /s/ EDWARD F. CRAWFORD               Chairman and Chief Executive
------------------------------------------------  Officer (Principal Executive
               Edward F. Crawford                 Officer) and Director

              /s/ JAMES S. WALKER                 Vice President -- and Chief Financial
------------------------------------------------  Officer (Principal Financial and
                James S. Walker                   Accounting Officer)

            /s/ MATTHEW V. CRAWFORD               Director
------------------------------------------------
              Matthew V. Crawford

              /s/ KEVIN R. GREENE                 Director
------------------------------------------------
                Kevin R. Greene
            /s/ LEWIS E. HATCH, JR.               Director
------------------------------------------------
              Lewis E. Hatch, Jr.

             /s/ THOMAS E. MCGINTY                Director
------------------------------------------------
               Thomas E. McGinty

            /s/ LAWRENCE O. SELHORST              Director
------------------------------------------------
              Lawrence O. Selhorst

             /s/ FELIX J. TARORICK                Director
------------------------------------------------
               Felix J. Tarorick

               /s/ JAMES W. WERT                  Director
------------------------------------------------
                 James W. Wert

                                                            March 27, 1998

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                 EXHIBIT INDEX

EXHIBIT
-------
(12.1)    Computation of Ratios
(21.1)    List of Subsidiaries of Park-Ohio Industries, Inc.
(23.1)    Consent of Independent Auditors
(27.1)    Financial Data Schedule for period ended December 31, 1997
          (Electronic Filing Only)
(27.2)    Financial Data Schedule restated for period ended March 31,
          1996
(27.3)    Financial Data Schedule restated for period ended June 30,
          1996
(27.4)    Financial Data Schedule restated for period ended September
          30, 1996
(27.5)    Financial Data Schedule restated for period ended December
          31, 1996
(27.6)    Financial Data Schedule restated for period ended March 31,
          1997
(27.7)    Financial Data Schedule restated for period ended June 30,
          1997
(27.8)    Financial Data Schedule restated for period ended September
          30, 1997
(27.9)    Financial Data Schedule restated for period ended December
          31, 1995