Form 10-Q
period 1998-03-31
PARK OHIO INDUSTRIES INC
filed 1998-05-14
CIK 76282

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1998, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

                           COMMISSION FILE NO. 0-3134

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OHIO                                    34-6520107
------------------------------------------ ------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)
   23000 EUCLID AVENUE, CLEVELAND, OHIO                      44117
------------------------------------------ ------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

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

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of April 30, 1998: 11,147,462 including 157,461 shares in treasury.

                    The Exhibit Index is located on page 17.

================================================================================

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- March 31, 1998 and December
            31, 1997
            Consolidated statements of income -- Three months ended
            March 31, 1998 and 1997
            Consolidated statements of shareholders' equity -- Three months ended March 31, 1998
            Consolidated statements of cash flows -- Three months ended
            March 31, 1998 and 1997
            Notes to consolidated financial statements -- March 31, 1998
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31      DECEMBER 31
                                                                 1998            1997
                                                              -----------    ------------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $    783        $  1,814
  Accounts receivable, less allowances for doubtful accounts of $2,062 at March 31, 1998 and $2,060 at December 31,
     1997...................................................     96,134          86,787
  Inventories...............................................    147,376         129,512
  Deferred tax assets.......................................      3,240           3,240
  Other current assets......................................      4,359           5,075
                                                               --------        --------
       Total Current Assets.................................    251,892         226,428
Property, Plant and Equipment...............................    140,783         132,864
  Less accumulated depreciation.............................     63,146          59,795
                                                               --------        --------
                                                                 77,637          73,069
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $6,130 at March 31, 1998
     and $5,749 at December 31, 1997........................     71,109          68,996
  Deferred taxes............................................     12,960          12,960
  Other.....................................................     32,232          31,656
                                                               --------        --------
                                                               $445,830        $413,109
                                                               ========        ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 48,965        $ 49,470
  Accrued expenses..........................................     39,063          28,291
  Current portion of long-term liabilities..................      2,222           2,223
                                                               --------        --------
       Total Current Liabilities............................     90,250          79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................    189,709         172,283
  Other postretirement benefits.............................     27,215          27,537
  Other.....................................................      4,460           4,295
                                                               --------        --------
                                                                221,384         204,115
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-             -0-
     Common Stock...........................................     11,148          10,960
  Additional paid-in capital................................     55,782          53,476
  Retained earnings.........................................     70,360          67,486
  Treasury stock, at cost...................................     (2,251)         (2,087)
  Accumulated other comprehensive earnings (loss)...........       (843)           (825)
                                                               --------        --------
                                                                134,196         129,010
                                                               --------        --------
                                                               $445,830        $413,109
                                                               ========        ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                  (DOLLARS IN
                                                              THOUSANDS -- EXCEPT
                                                                PER SHARE DATA)
Net sales...................................................  $136,503    $93,806
Cost of products sold.......................................   113,171     78,763
                                                              --------    -------
  Gross profit..............................................    23,332     15,043
Selling, general and administrative expenses................    14,137      9,862
                                                              --------    -------
Operating income............................................     9,195      5,181
Interest expense............................................     4,152      1,623
                                                              --------    -------
  Income before income taxes................................     5,043      3,558
Income taxes................................................     2,169      1,316
                                                              --------    -------
  Net income................................................  $  2,874    $ 2,242
                                                              ========    =======
Net income per common share:
  Basic.....................................................  $    .26    $   .21
                                                              ========    =======
  Diluted...................................................  $    .26    $   .20
                                                              ========    =======
Common shares used in the computation:
  Basic.....................................................    10,996     10,666
                                                              ========    =======
  Diluted...................................................    11,246     12,124
                                                              ========    =======

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   ACCUMULATED
                                              ADDITIONAL                              OTHER
                                    COMMON     PAID-IN     RETAINED   TREASURY    COMPREHENSIVE
                                     STOCK     CAPITAL     EARNINGS    STOCK     EARNINGS (LOSS)    TOTAL
                                    -------   ----------   --------   --------   ---------------   --------
                                                            (DOLLARS IN THOUSANDS)
Balance January 1, 1998...........  $10,960    $53,476     $67,486    $(2,087)        $(825)       $129,010
                                                                                                   --------
Net income........................                           2,874                                    2,874
Foreign currency translation
  adjustment......................                                                      (18)            (18)
                                                                                                   --------
Comprehensive earnings............                                                                    2,856
                                                                                                   --------
Issuance of General Aluminum Mfg.
  Company earnout shares..........      188      2,306                                                2,494
Exercise of stock options.........                                         73                            73
Purchase of treasury stock........                                       (237)                         (237)
                                    -------    -------     -------    -------         -----
Balance March 31, 1998............  $11,148    $55,782     $70,360    $(2,251)        $(843)       $134,196
                                    =======    =======     =======    =======         =====        ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................   $  2,874      $ 2,242
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Depreciation and amortization........................      3,731        2,248
                                                               --------      -------
                                                                  6,605        4,490
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable..................................     (9,348)      (5,578)
       Inventories and other current assets.................    (17,148)      (2,597)
       Accounts payable and accrued expenses................     10,249         (251)
       Other................................................     (2,296)        (439)
                                                               --------      -------
          Net Cash(Used) by Operating Activities............    (11,938)      (4,375)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........     (6,254)      (3,438)
  Costs of acquisitions, net of cash acquired...............        -0-       (4,100)
  Purchase of investments...................................       (101)      (1,323)
                                                               --------      -------
          Net Cash (Used) by Investing Activities...........     (6,355)      (8,861)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........        -0-        4,100
  Proceeds from bank arrangements for operations............     17,500        9,400
  Payments on long-term debt................................        (74)      (1,277)
  Purchase of treasury stock................................       (237)      (1,965)
  Issuance of common stock under stock option plan..........         73          -0-
                                                               --------      -------
          Net Cash Provided by Financing Activities.........     17,262       10,258
                                                               --------      -------
          (Decrease) in Cash and Cash Equivalents...........     (1,031)      (2,978)
          Cash and Cash Equivalents at Beginning of
           Period...........................................      1,814        4,659
                                                               --------      -------
          Cash and Cash Equivalents at End of Period........   $    783      $ 1,681
                                                               ========      =======

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

                 (DOLLARS IN THOUSANDS - EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- ACQUISITIONS

     On August 1, 1997 the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a supplier of specialty and standard fasteners to the industrial market. Arden is included in the Company's Integrated Logistics Solutions segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash........................................................    $2,711
Accounts receivable.........................................    11,503
Inventories.................................................    17,764
Property, plant and equipment...............................     4,468
Excess purchase price over net assets acquired..............    17,919
Other assets................................................     5,258
Trade accounts payable......................................   (6,437)
Accrued expenses............................................   (2,828)
Long-term liabilities.......................................   (6,358)
                                                              --------
Total estimated cost of acquisition.........................   $44,000
                                                              ========

     During the year ended December 31, 1997, the Company acquired four other businesses for an aggregate purchase price of approximately $18.6 million. Each of these transactions was accounted for as a purchase, resulting in excess purchase price over net assets acquired of approximately $8.6 million. The following unaudited pro-forma results of operations assume the acquisitions of Arden and the other businesses occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                                 THREE MONTHS
                                                                    ENDED
                                                                MARCH 31, 1997
                                                              ------------------
Net sales...................................................       $123,388
Gross profit................................................         24,421
Net income..................................................          2,821
Net income per common share -- diluted......................       $    .25
                                                                   ========

     On April 14, 1998, the Company completed the acquisition of Direct Fasteners Limited located in Ontario, Canada. The aggregate purchase price and the results of operations of Direct Fasteners Limited prior to the date of acquisition were not material to the Company.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31    DECEMBER 31
                                                                1998         1997
                                                              --------    -----------
In-process and finished goods...............................  $113,725     $100,283
Raw materials and supplies..................................    33,651       29,229
                                                              --------     --------
                                                              $147,376     $129,512
                                                              ========     ========

NOTE D -- SHAREHOLDERS' EQUITY

     At March 31, 1998, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 20,000,000 shares were authorized and 11,147,462 shares were issued and outstanding including 157,461 shares held in treasury.

NOTE E -- NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued statement No. 128 "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the period ended March 31, 1997 have been restated to conform to the Statement 128 requirements which were adopted on December 31, 1997.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
NUMERATOR
Net income..................................................  $  2,874    $  2,242
Amortization of imputed goodwill associated with the earnout
  shares....................................................       -0-          (7)
                                                              --------    --------
Numerator for basic earnings per share-net income available
  to common shareholders....................................     2,874       2,235
Effect of dilutive securities:
  Interest (net of income taxes) associated with convertible
     senior subordinated debentures.........................       -0-         250
                                                              --------    --------
Numerator for diluted earnings per share -- net income after
  assumed conversions.......................................  $  2,874    $  2,485
                                                              ========    ========
DENOMINATOR
Denominator for basic earnings per share- weighted average
  shares....................................................    10,996      10,666
Effect of dilutive securities:
  Effect of General Aluminum Mfg. Company earnout shares
     deemed to be issued....................................       -0-          64
  Employee stock options....................................       250         243
  Convertible subordinated debentures.......................       -0-       1,151
                                                              --------    --------
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........    11,246      12,124
Net income per common share -- basic........................  $    .26    $    .21
                                                              ========    ========
Net income per common share -- diluted......................  $    .26    $    .20
                                                              ========    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F -- LONG-TERM INCENTIVE PLAN

     In February, 1998 the Board of Directors of the Company approved the 1998 Long-Term Incentive Plan as a replacement for the Company's Amended and Restated 1992 Stock Option Plan. The Plan provides for the issuance of up to 550,000 shares of the Company's Common Stock and is subject to shareholder approval.

NOTE G -- CORPORATE REORGANIZATION

     In February, 1998 the Board of Directors of the Company approved a proposal to reorganize the Company into a holding company form of ownership ("the Reorganization"). The Reorganization proposal contemplates a tax-free merger ("Merger") involving the Company, a newly formed subsidiary of the Company ( the "Holding Company") and a newly formed subsidiary of the Holding Company ("Merger Sub"). As a result of the Merger, (i) the shareholders of the Company would become shareholders of the Holding Company, (ii) the Company would become a wholly-owned subsidiary of the Holding Company, (iii) Merger Sub would be merged out of existence and (iv) in all other respects, the pre-merger corporate structure of the Company and its subsidiaries will remain unchanged. The proposal is subject to shareholder approval.

NOTE H -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Statement No. 130 "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. There were no material differences between net income and comprehensive earnings for the quarters ended March 31, 1998 and 1997.

     The FASB has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" both expand or modify disclosures and accordingly, will have no impact on the Company's financial position, results of operations or cash flows.

NOTE I -- RECLASSIFICATION

     Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of income for the three months ended March 31, 1998 and 1997, the consolidated statement of shareholders' equity for the three months ended March 31, 1998, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
April 22, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and it subsidiaries after elimination of material intercompany transactions and balances. The financial information for the period ended March 31, 1997, is not directly comparable to the financial information for the period ended March 31, 1998, due to the 1997 acquisitions ("1997 Acquisitions"). During 1997, the Company acquired five businesses; two of which were in the first quarter and three subsequent to the first quarter. The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. In addition, subsequent to March 31, 1997, the Company acquired two other businesses for an aggregate purchase price approximating $14 million. All acquisitions were accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective date of being acquired.

OVERVIEW

     The Company operates diversified manufacturing ("Manufactured Products") and logistics ("Integrated Logistics Solutions" or "ILS") businesses that serve a wide variety of industrial markets. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers ("OEMs") and end-users in the automotive, railroad, truck and aerospace industries. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries.

     The Company announced on March 4, 1998 that it is planning to cause ILS to issue shares of common stock to the public. ILS is comprised of RB&W Corporation and Arden, the operating companies of the Company's logistics business. It is anticipated that a registration statement will be filed in the third quarter of 1998 and that the offering will be completed during 1998.

     A registration statement relating to these securities has not been filed with the Securities and Exchange Commission. These securities may not be sold absent registration or an applicable exemption from registration. The offering will be made only by means of a prospectus. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any State.

     The statements herein regarding the filing of a registration statement, the timing of the offering and any other future aspects relating to the offering and other statements which are not historical facts are forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market conditions (including the price and market for the common stock) and other factors detailed herein under the heading "Forward-Looking Statements."

     Between 1994 and 1997, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 50.4% compounded annual growth rate ("CAGR"), from $129.2 million to $441.1 million, and income from continuing operations on a fully taxed basis increased at a 40.2% CAGR from $4.1 million to $11.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships at Manufactured Products.

     Between January 1, 1994 and March 31, 1998, the Company's continuing operations incurred $44.0 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

FIRST THREE MONTHS 1998 VERSUS FIRST THREE MONTHS 1997

     Net sales increased by $42.7 million, or 46%, from $93.8 million for the three months ended March 31, 1997 to $136.5 million for the three months ended March 31, 1998. Approximately 31% of this increase was attributable to internal growth and 69% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 91% was primarily attributable to ILS and the addition of TFS customers and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $8.3 million, or 55%, from $15.0 million for the three months ended March 31, 1997 to $23.3 million for the three months ended March 31, 1998. Of the increase, 65% relates to the 1997 Acquisitions and 35% was due to internal growth, primarily ILS. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin increased to 17.1% for the three months ended March 31, 1998 from 16.0% for the three months ended March 31, 1997. This increase in consolidated gross margin was due to a change in the Company's revenue mix and to increased production in the manufactured products segment thereby allocating fixed manufacturing overhead over a greater production base.

     Selling, general and administrative costs increased by 43% to $14.1 million for the three months ended March 31, 1998 from $9.9 million for the three months ended March 31, 1997. Approximately 65% of such increase was related to the 1997 Acquisitions while the remainder related to the increase in internally generated net sales. The relationship of consolidated selling, general and administrative expenses to net sales was approximately 10% for both periods.

     Interest expense increased by $2.6 million from $1.6 million for the period ended March 31, 1997 to $4.2 million for the period ended March 31, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the three month period ended March 31, 1998, the Company averaged outstanding borrowings of $182.6 million as compared to $88.9 million outstanding for the three months ended March 31, 1997. Of the increase of $93.7 million, $58 million related to acquisitions and the remainder primarily related to working capital increases to sustain the growth in business. The average borrowing rate of 9.1% for the three months ended March 31, 1998 is 1.8% higher than the average rate of 7.3% for the three months ended March 31, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the bank debt it replaced.

     The effective income tax rate at March 31, 1998, was 43% as compared to 37% at March 31, 1997. The increase in the effective rate is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization.

     At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million, subject to certain limitations that expire between 2001 and 2007.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements. On January 14, 1998, the Company executed a "New Credit Agreement" for $100 million on an unsecured basis from a group of banks which will be used for general corporate purposes. The New Credit Agreement expires on April 30, 2001. Amounts borrowed under the New Credit

Agreement may be borrowed at the Company's election at either (i) the bank's prime lending rate less 1% or (ii) LIBOR plus 90 basis points. As of March 31, 1998, $37.5 million was outstanding under the facility.

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

     The ratio of current assets to current liabilities was 2.79 at March 31, 1998 versus 2.83 at December 31, 1997. Working capital increased by $15.2 million to $161.6 million at March 31, 1998 from $146.4 million at December 31, 1997 as a result of increases necessary to support the scheduled internal growth of the Company.

     During the three month period ended March 31, 1998, the Company generated $6.6 million from operations before changes in operating assets and liabilities. After giving effect to the use of $18.5 million in the operating accounts, the Company used $11.9 million for operating activities. During the period, the Company used $6.3 million for capital expenditures. These activities were funded by a net increase in bank borrowings of $17.5 million and a decrease in cash balances of $1.0 million.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. The Company, however, performs scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the businesses in the Capital Equipment Group included in the Manufactured Products segment, which typically ship a few large systems per year. In addition, the Company experiences seasonality in the Kay Home Products, Inc. ("Kay Home Products") operating unit of the Metal Forming Group included in the Manufactured Products segment. Kay Home Products' goods are typically used by consumers in the spring and summer and consequently its first two quarters of operating results are typically the strongest.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities;

the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at March 31, 1998, and the three month period then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

      (2) Agreement of Merger, dated February 20, 1998 by and among Park-Ohio Industries, Inc., PKOH Merger Corp., and PKOH Holding Corp. (filed as Appendix A to the Company's Registration Statement on Form S-4, filed on February 26, 1998, SEC File No. 333-46931 and incorporated by reference and made a part hereof)

     (15)  Letter re: unaudited financial information

     (27)  Financial data schedule (Electronic Filing Only)

The Company filed a Form 8-K on January 23, 1998, relating to the entering of a revolving senior credit facility (the "Credit Facility"), with a group of three banks, under which it may borrow up to $100 million on an unsecured basis. The Credit Facility has an initial term ending April 30, 2001, with one year renewal options thereafter.

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

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:    Vice President and Chief
                                                      Financial Officer

                                            Dated        May 13, 1998
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 1998

EXHIBIT
-------
  15       Letter re: unaudited financial information
  27       Financial data schedule (Electronic filing only)