Form 10-Q
period 1998-06-30
PARK OHIO HOLDINGS CORP
filed 1998-08-13
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1998, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

                           COMMISSION FILE NO. 0-3134

                            PARK-OHIO HOLDINGS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OHIO                                    34-1867219
------------------------------------------ ------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)
   23000 EUCLID AVENUE, CLEVELAND, OHIO                      44117
------------------------------------------ ------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 216/692-7200 PARK-OHIO HOLDINGS CORP. IS A SUCCESSOR ISSUER TO PARK-OHIO INDUSTRIES, INC.

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

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of July 31, 1998: 11,147,462 including 144,678 shares in treasury.

                    The Exhibit Index is located on page 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- June 30, 1998 and December
            31, 1997
            Consolidated statements of income -- Six months and three months ended June 30, 1998 and 1997
            Consolidated statements of shareholders' equity -- Six months ended June 30, 1998
            Consolidated statements of cash flows -- Six months ended
            June 30, 1998 and 1997
            Notes to consolidated financial statements -- June 30, 1998
            Independent accountants' review report
            Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 1998           1997
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,931       $  1,814
  Accounts receivable, less allowances for doubtful accounts of $2,330 at June 30, 1998 and $2,060 at December 31,
     1997...................................................     94,239         86,787
  Inventories...............................................    149,082        129,512
  Deferred tax assets.......................................      3,240          3,240
  Other current assets......................................      3,251          5,075
                                                               --------       --------
          Total Current Assets..............................    253,743        226,428
Property, Plant and Equipment...............................    145,631        132,864
  Less accumulated depreciation.............................     66,318         59,795
                                                               --------       --------
                                                                 79,313         73,069
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $6,739 at June 30, 1998 and
     $5,749 at December 31, 1997............................     74,190         68,996
  Deferred taxes............................................     12,960         12,960
  Other.....................................................     34,255         31,656
                                                               --------       --------
                                                               $454,461       $413,109
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 43,179       $ 49,470
  Accrued expenses..........................................     33,344         28,291
  Current portion of long-term liabilities..................      2,026          2,223
                                                               --------       --------
          Total Current Liabilities.........................     78,549         79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................    207,834        172,283
  Other postretirement benefits.............................     26,957         27,537
  Other.....................................................      3,923          4,295
                                                               --------       --------
                                                                238,714        204,115
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................       --0-           --0-
     Common Stock...........................................     11,148         10,960
  Additional paid-in capital................................     55,764         53,476
  Retained earnings.........................................     73,696         67,486
  Treasury stock, at cost...................................     (2,068)        (2,087)
  Accumulated other comprehensive earnings (loss)...........     (1,342)          (825)
                                                               --------       --------
                                                                137,198        129,010
                                                               --------       --------
                                                               $454,461       $413,109
                                                               ========       ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                   (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE
                                                                     DATA)
Net sales.......................................  $140,765    $103,785    $277,268    $197,591
Cost of products sold...........................   117,179      86,965     230,350     165,728
                                                  --------    --------    --------    --------
  Gross profit..................................    23,586      16,820      46,918      31,863
Selling, general and administrative expenses....    13,393      10,044      27,530      19,906
                                                  --------    --------    --------    --------
  Operating income..............................    10,193       6,776      19,388      11,957
Interest expense................................     4,341       1,857       8,493       3,480
                                                  --------    --------    --------    --------
  Income before income taxes....................     5,852       4,919      10,895       8,477
Income taxes....................................     2,516       1,884       4,685       3,200
                                                  --------    --------    --------    --------
  Net income....................................  $  3,336    $  3,035    $  6,210    $  5,277
                                                  ========    ========    ========    ========
Net income per common share:
  Basic.........................................  $    .30    $    .29    $    .56    $    .50
                                                  ========    ========    ========    ========
  Diluted.......................................  $    .30    $    .27    $    .55    $    .48
                                                  ========    ========    ========    ========
Common shares used in the computation:
  Basic.........................................    10,993      10,608      10,995      10,604
                                                  ========    ========    ========    ========
  Diluted.......................................    11,270      12,006      11,258      12,046
                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   ACCUMULATED
                                              ADDITIONAL                              OTHER
                                    COMMON     PAID-IN     RETAINED   TREASURY    COMPREHENSIVE
                                     STOCK     CAPITAL     EARNINGS    STOCK     EARNINGS (LOSS)    TOTAL
                                    -------   ----------   --------   --------   ---------------   --------
                                                            (DOLLARS IN THOUSANDS)
Balance January 1, 1998...........  $10,960    $53,476     $67,486    $(2,087)       $  (825)      $129,010
                                                                                                   --------
Net income........................                           6,210                                    6,210
Foreign currency translation
  adjustment......................                                                      (517)          (517)
                                                                                                   --------
     Comprehensive income.........                                                                    5,693
                                                                                                   --------
Issuance of General Aluminum Mfg.
  Company earnout shares..........      188      2,306                                                2,494
Exercise of stock options.........                 (18)                   257                           239
Purchase of treasury stock........                                       (238)                         (238)
                                    -------    -------     -------    -------        -------       --------
Balance June 30, 1998.............  $11,148    $55,764     $73,696    $(2,068)       $(1,342)      $137,198
                                    =======    =======     =======    =======        =======       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  6,210     $  5,277
  Adjustments to reconcile net income to net cash (used) by
     operating activities:
     Depreciation and amortization..........................     7,512        4,622
                                                              --------     --------
                                                                13,722        9,899
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................    (6,328)      (8,086)
     Inventories and other current assets...................   (15,542)      (3,243)
     Accounts payable and accrued expenses..................    (3,200)       3,799
     Other..................................................    (4,858)      (5,081)
                                                              --------     --------
          Net Cash(Used) by Operating Activities............   (16,206)      (2,712)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (10,896)      (5,221)
  Costs of acquisitions, net of cash acquired...............    (6,036)     (13,917)
  Purchase of investments...................................      (101)      (1,323)
  Other.....................................................       -0-          231
                                                              --------     --------
          Net Cash (Used) by Investing Activities...........   (17,033)     (20,230)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........     6,000       13,900
  Proceeds from bank arrangements for operations............    30,500       15,100
  Payments on long-term debt................................    (1,145)      (3,777)
  Purchase of treasury stock................................      (238)      (2,369)
  Issuance of common stock under stock option plan..........       239          787
                                                              --------     --------
     Net Cash Provided by Financing Activities..............    35,356       23,641
                                                              --------     --------
     Increase in Cash and Cash Equivalents..................     2,117          699
     Cash and Cash Equivalents at Beginning of Period.......     1,814        4,659
                                                              --------     --------
     Cash and Cash Equivalents at End of Period.............  $  3,931     $  5,358
                                                              ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- ACQUISITIONS

     On August 1, 1997 the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a supplier of specialty and standard fasteners to the industrial market. Arden is included in the Company's Integrated Logistics Solutions segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash........................................................    $ 2,711
Accounts receivable.........................................     11,503
Inventories.................................................     17,764
Property, plant and equipment...............................      4,468
Excess purchase price over net assets acquired..............     17,919
Other assets................................................      5,258
Trade accounts payable......................................     (6,437)
Accrued expenses............................................     (2,828)
Long-term liabilities.......................................     (6,358)
                                                                -------
          Total estimated cost of acquisition...............    $44,000
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                                 SIX MONTHS
                                                                    ENDED
                                                                JUNE 30, 1997
                                                                -------------
Net sales...................................................      $256,482
Gross profit................................................        50,392
Net income..................................................         6,929
Net income per common share -- diluted......................      $    .62
                                                                  ========

     On April 14, 1998, the Company completed the acquisition of Direct Fasteners Limited located in Ontario, Canada. The aggregate purchase price and the results of operations of Direct Fasteners Limited prior to the date of acquisition were not material to the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30     DECEMBER 31
                                                                1998         1997
                                                              --------    -----------
In process and finished goods...............................  $115,966     $100,283
Raw materials and supplies..................................    33,116       29,229
                                                              --------     --------
                                                              $149,082     $129,512
                                                              ========     ========

NOTE D -- SHAREHOLDERS' EQUITY

     At June 30, 1998, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 11,147,462 shares were issued and outstanding including 144,678 shares held in treasury.

NOTE E -- LONG-TERM INCENTIVE PLAN

     In February, 1998 the Board of Directors of the Company approved the 1998 Long-Term Incentive Plan as a replacement for the Company's Amended and Restated 1992 Stock Option Plan. The Plan provides for the issuance of up to 550,000 shares of the Company's Common Stock and was approved by the shareholders.

NOTE F -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio Industries, Inc. ("Park-Ohio") held on May 28, 1998, the shareholders of Park-Ohio approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holding Corp. ("Holdings") and PKOH Merger Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holding's common stock (on a share-for-share basis), (ii) all of the shares of Merger Corp.'s common

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings common stock issued and outstanding immediately prior to the Merger were canceled.

     Prior to the Merger, there was no public market for Holding's common stock, and Park-Ohio's common stock was listed for trading on the NASDAQ National Market under the symbol "PKOH". Upon the opening of the market after the effective time of the Merger: (i) Holdings' common stock was registered under
Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was listed for trading on the NASDAQ National Market under the symbol "PKOH"; (ii) Park-Ohio common stock was simultaneously delisted from the NASDAQ National Market and ceased to be registered under Section 12 (g) of the Exchange Act; and (iii) Holdings assumed Park-Ohio's reporting obligations under the Exchange Act.

NOTE G -- NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the three and six-month periods ended June 30, 1997 have been restated to conform to the Statement 128 requirements which were adopted by the Company on December 31, 1997.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30                  JUNE 30
                                                          ----------------------    --------------------
                                                            1998         1997         1998        1997
                                                          ---------    ---------    --------    --------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
NUMERATOR
Net income..............................................    $3,336       $3,035      $6,210      $5,277
Amortization of imputed goodwill associated with the
  earnout shares........................................       -0-          (14)        -0-         (21)
                                                            ------       ------      ------      ------
Numerator for basic earnings per share-net income
  available to common shareholders......................     3,336        3,021       6,210       5,256
Effect of dilutive securities:
  Interest (net of income taxes) associated with
     convertible senior subordinated debentures.........       -0-          241         -0-         491
                                                            ------       ------      ------      ------
Numerator for diluted earnings per share-net income
  after assumed conversions.............................    $3,336       $3,262      $6,210      $5,747
                                                            ======       ======      ======      ======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares........................................    10,993       10,608      10,995      10,604
Effect of dilutive securities:
  Effect of General Aluminum Mfg. Company earnout shares
     deemed to be issued................................       -0-          130         -0-         130
  Employee stock options................................       277          157         263         181
  Convertible subordinated debentures...................       -0-        1,111         -0-       1,131
                                                            ------       ------      ------      ------
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions.......    11,270       12,006      11,258      12,046
                                                            ======       ======      ======      ======
Net income per common share-basic.......................    $  .30       $  .29      $  .56      $  .50
                                                            ======       ======      ======      ======
Net income per common share-diluted.....................    $  .30       $  .27      $  .55      $  .48
                                                            ======       ======      ======      ======

NOTE H -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Statement No. 130 "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for the reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments, which prior to adoption were immaterial and included in accrued expenses, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. There were no material differences between net earnings and comprehensive earnings for the three and six-month periods ended June 30, 1997.

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Accounting for the Costs of Start-up Activities". The SOP requires that costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company expects to adopt the SOP in the first quarter of 1999. The impact of adoption of the SOP on the Company's financial position, results of operations or cash flows is expected to be immaterial.

NOTE I -- RECLASSIFICATION

     Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three months and six months ended June 30, 1998 and 1997, the consolidated statement of shareholders' equity for the six months ended June 30, 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based upon our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.

                                            /s/ Ernst & Young LLP
Cleveland, Ohio
July 22, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries after elimination of material intercompany transactions and balances. The historical financial information for the six and three-month periods ended June 30, 1997 is not directly comparable on a period-to-period basis to the financial information for the six and three-month periods ended June 30, 1998 due to the 1997 acquisitions ("1997 Acquisitions"). During 1997, the Company acquired five businesses for $62.6 million. The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. All acquisitions were accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective date of being acquired.

OVERVIEW

     The Company operates diversified manufacturing ("Manufactured Products") and logistics ("Integrated Logistics Solutions" or "ILS") businesses that serve a wide variety of industrial markets. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers ("OEMs") and end-users in the automotive, railroad, truck and aerospace industries. Integrated Logistics Solutions is comprised of RB&W Corporation and Arden Industrial Products, Inc., the operating companies of the Company's Logistics division. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries.

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

     Between January 1, 1994 and June 30, 1998, the Company's continuing operations incurred $56.1 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

FIRST HALF 1998 VERSUS FIRST HALF 1997

     Net sales increased by $79.7 million, or 40%, from $197.6 million for the first half of 1997 to $277.3 million for the first half ended June 30, 1998. Approximately 26% of this increase was attributable to internal growth and 74% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 84% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $15.1 million, or 47%, from $31.9 million for the first half of 1997 to $46.9 million for the first half of 1998. Of the increase, 71% relates to the 1997 Acquisitions and 29% was due to internal growth, primarily ILS. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin increased to 16.9% for the first half of 1998 from 16.1% for the first half of 1997. This increase in consolidated gross margin was due to a change in the Company's revenue mix and to increased production in the Manufactured Products segment thereby allocating fixed manufacturing overhead over a greater production base.

     Selling, general and administrative costs increased by 38% to $27.5 million for the first half of 1998 from $19.9 million for the first half of 1997. Approximately 59% of such increase was related to the 1997 Acquisitions while the remainder primarily related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $5.0 million from $3.5 million for the six-month period ended June 30, 1997 to $8.5 million for the six-month period ended June 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the six-month period ended June 30, 1998, the Company averaged outstanding borrowings of $194.2 million as compared to $96.1 million outstanding for the six months ended June 30, 1997. Of the $98.1 million increase, approximately $60 million related to acquisitions and the remainder primarily related to working capital increases to support the realized and anticipated growth in business. The average borrowing rate of 9.1% for the six months ended June 30, 1998 is 1.9% higher than the average rate of 7.2% for the six months ended June 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

     The effective income tax rate at June 30, 1998 was 43% as compared to 38% at June 30, 1997. The increase in the effective rate is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization. At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million subject to certain limitations that expire between 2001 and 2007.

SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997

     Net sales increased by $37.0 million, or 36%, from $103.8 million for the second quarter of 1997 to $140.8 million for the quarter ended June 30, 1998. Approximately 19% of this increase was attributable to internal growth and 81% was a result of the 1997 Acquisitions. Of the internal sales growth, 69% was attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $6.8 million, or 40%, from $16.8 million for the second quarter of 1997 to $23.6 million for the second quarter ended June 30, 1998. Of the increase, 80% relates to the 1997 Acquisitions and 20% was due to internal growth, primarily ILS. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin increased to 16.8% for the second quarter ended June 30, 1998 from 16.2% for the second quarter ended June 30, 1997. This increase in consolidated gross margin was due to a change in the Company's revenue mix and to increased production in the Manufactured Products segment thereby allocating fixed manufacturing overhead over a greater production base.

     Selling, general and administrative costs increased by 33% to $13.4 million for the three months ended June 30, 1998 from $10.0 million for the three months ended June 30, 1997. Approximately 84% of such increase was related to the 1997 Acquisitions while the remainder primarily related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $2.6 million from $1.9 million for the three-month period ended June 30, 1997 to $4.3 million for the three-month period ended June 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the three-month period ended June 30, 1998, the Company averaged outstanding borrowings of $204.8 million as compared to $103.1 million outstanding for the three months ended June 30, 1997. Of the increase of $101.7 million, $60 million related to acquisitions and the remainder primarily related to working capital increases to support the realized and anticipated growth in business. The average borrowing rate of 9.1% for the three months ended June 30, 1998 is 1.9% higher than the average rate of 7.2% for the three months ended June 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements. On January 14, 1998, the Company executed a "New Credit Agreement" for $100 million on an unsecured basis from a group of banks which will be used for general corporate purposes. The New Credit Agreement expires on April 30, 2001. Amounts borrowed under the New Credit Agreement may be borrowed at the Company's election at either (i) the bank's prime lending rate less 1% or (ii) LIBOR plus 90 basis points. As of July 31, 1998, $53.5 million was outstanding under the facility.

     On November 25, 1997, the Company sold $150 million of its 9.25% Senior Subordinated Notes due 2007. The Company used the net proceeds of the Senior Notes along with borrowings under its new credit facility to (i) redeem its 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004 and (ii) to repay substantially all amounts of its then existing credit facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. Capital expenditures for 1998 are projected to be approximately $16.0 million which will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 3.23 at June 30, 1998 versus 2.73 at June 30, 1997. Working capital increased by $28.8 million to $175.2 million at June 30, 1998 from $146.4 million at December 31, 1997 as a result of increases necessary to support the scheduled internal growth of the Company.

     During the first half of 1998, the Company generated $13.7 million from operations before changes in operating assets and liabilities. After giving effect to the use of $29.9 million in the operating accounts, the Company used $16.2 million for operating activities. During the period, the Company invested $10.9 million in capital expenditures and used $6.0 for acquisitions. These activities were funded by a net increase in bank borrowings of $35.4 million offset by a $2.1 million increase in cash during the period.

YEAR 2000 CONVERSION

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has evaluated the risks and is in the process of implementing actions to ensure the Company's internal operations are Year 2000 compliant. The cost of achieving Year 2000 compliance for the Company's internal operations is not expected to have a material adverse effect on the Company's results of operations or financial condition and is based on management's best estimates. These estimates are based upon many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems. Based upon its activities to date, the Company does not believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties, including governments, do not become Year 2000 compliant on a timely basis. The company is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their Year 2000 compliance. In addition, the Company is evaluating contingency plans to handle potential disruptions in electrical, telecommunications, transportation and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become Year 2000 compliant from having a material adverse affect on the Company's results of operations or financial condition.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. The Company, however, performs scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the businesses in the Capital Equipment Group, included in the Manufactured Products segment, which typically ship a few large systems per year. In addition, the Company experiences seasonality in the Kay Home Products, Inc. ("Kay Home Products") operating unit of the Metal Forming Group included in the Manufactured Products segment. Kay Home Products' goods are typically used by consumers in the spring and summer, and consequently its first two quarters of operating results are typically the strongest.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to achieve Year 2000 compliance. Any forward-looking statement speaks only as of the date on which statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The annual meeting of shareholders of Park-Ohio was held on May 28, 1998.

      (c) The following matters were voted upon at the annual meeting of shareholders of Park-Ohio:

      Proposal to approve the Holding Company Reorganization through the Merger Agreement dated February 20, 1998 and the transactions contemplated thereby as more fully described in the Proxy Statement/Prospectus dated April 24, 1998.

           8,111,010 voting shares were voted in favor of the proposal

           1,114,938 voting shares were voted against the proposal

              21,067 voting shares abstained

             881,969 voting shares not voted

      Proposal to approve the 1998 Long-Term Incentive Plan, the terms of which were described in the Proxy Statement/ Prospectus dated April 24, 1998.

           7,905,537 voting shares were voted in favor of the proposal

           1,331,252 voting shares were voted against the proposal

              31,174 voting shares abstained

             861,021 voting shares not voted

      Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current year ending December 31, 1998.

          10,112,262 voting shares were voted in favor of the proposal

               8,200 voting shares were voted against the proposal

               8,522 voting shares abstained

                    0 voting shares not voted

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

      (2) Agreement of Merger dated February 20, 1998 by and among Park-Ohio Industries, Inc., PKOH Merger Corp. and PKOH Holding Corp. (filed as appendix A to the Registration Statement on Form S-4 of Park-Ohio Industries, Inc., filed on February 26, 1998, SEC File No. 333-46931 and incorporated by reference and made a part hereof)

      (3) (i) Amended and Restated Articles of Incorporation of PKOH Holding Corp. (filed as appendix B to the Definitive Proxy Statement of Park-Ohio Industries, Inc. filed on April 24, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

           (ii) Regulations of PKOH Holding Corp. (filed as appendix C to the Definitive Proxy Statement of Park-Ohio Industries, Inc. filed on April 24, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

     (15)  Letter re: unaudited financial information

     (27)  Financial data schedule (Electronic filing only)

Park-Ohio filed a Form 8-K on April 22, 1998 relating to the press release announcing its results for the first quarter of 1998.

The Company filed a Form 8-K on June 15, 1998 relating to the completion of a holding company reorganization which was approved by the shareholders of Park-Ohio at its May 28, 1998 Annual Meeting of Shareholders.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  PARK-OHIO HOLDINGS CORP.
                                            ------------------------------------
                                                        (Registrant)

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated       August 13, 1998
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 1998

EXHIBIT
-------
  15       Letter re: unaudited financial information
  27       Financial data schedule (Electronic filing only)