Form 10-Q
period 1998-09-30
PARK OHIO HOLDINGS CORP
filed 1998-11-13
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of November 10, 1998: 11,147,462 including 333,873 shares in treasury.

                    The Exhibit Index is located on page 21.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- September 30, 1998 and
            December 31, 1997
            Consolidated statements of income -- Nine months and three months ended September 30, 1998 and 1997
            Consolidated statements of shareholders' equity -- Nine
            months ended September 30, 1998
            Consolidated statements of cash flows -- Nine months ended
            September 30, 1998 and 1997
            Notes to consolidated financial statements -- September 30,
            1998
            Independent accountants' review report
            Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30    DECEMBER 31
                                                                  1998           1997
                                                              ------------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................    $  3,771       $  1,814
  Accounts receivable, less allowances for doubtful accounts of $2,466 at September 30, 1998 and $2,060 at December
     31, 1997...............................................      93,509         86,787
  Inventories...............................................     148,165        129,512
  Deferred tax assets.......................................       3,240          3,240
  Other current assets......................................       4,557          5,075
                                                                --------       --------
          Total Current Assets..............................     253,242        226,428
Property, Plant and Equipment...............................     155,412        132,864
  Less accumulated depreciation.............................      68,693         59,795
                                                                --------       --------
                                                                  86,719         73,069
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $7,245 at September 30,
     1998 and $5,749 at December 31, 1997...................      73,455         68,996
  Deferred taxes............................................      12,960         12,960
  Other.....................................................      30,316         31,656
                                                                --------       --------
                                                                $456,692       $413,109
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 47,048       $ 49,470
  Accrued expenses..........................................      40,000         28,291
  Current portion of long-term liabilities..................       2,026          2,223
                                                                --------       --------
          Total Current Liabilities.........................      89,074         79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................     197,940        172,283
  Other postretirement benefits.............................      26,695         27,537
  Other.....................................................       3,769          4,295
                                                                --------       --------
                                                                 228,404        204,115
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................         -0-            -0-
     Common Stock...........................................      11,148         10,960
  Additional paid-in capital................................      55,757         53,476
  Retained earnings.........................................      76,611         67,486
  Treasury stock, at cost...................................      (2,625)        (2,087)
  Accumulated other comprehensive earnings (loss)...........      (1,677)          (825)
                                                                --------       --------
                                                                 139,214        129,010
                                                                --------       --------
                                                                $456,692       $413,109
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30              SEPTEMBER 30
                                                  ----------------------    ----------------------
                                                    1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------
                                                  (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales.......................................  $133,370     $114,325     $410,638     $311,916
Cost of products sold...........................   109,474       96,332      339,824      262,060
                                                  --------     --------     --------     --------
  Gross profit..................................    23,896       17,993       70,814       49,856
Selling, general and administrative expenses....    14,547       11,512       42,077       31,613
                                                  --------     --------     --------     --------
  Operating income..............................     9,349        6,481       28,737       18,243
Other income....................................       -0-          -0-          -0-         (320)
Interest expense................................     4,233        2,473       12,727        6,078
                                                  --------     --------     --------     --------
  Income before income taxes....................     5,116        4,008       16,010       12,485
Income taxes....................................     2,200        1,482        6,885        4,682
                                                  --------     --------     --------     --------
  Net income....................................  $  2,916     $  2,526     $  9,125     $  7,803
                                                  ========     ========     ========     ========
Net income per common share:
  Basic.........................................  $    .27     $    .24     $    .83     $    .73
                                                  ========     ========     ========     ========
  Diluted.......................................  $    .26     $    .22     $    .81     $    .70
                                                  ========     ========     ========     ========
Common shares used in the computation:
  Basic.........................................    10,995       10,742       10,994       10,650
                                                  ========     ========     ========     ========
  Diluted.......................................    11,176       12,200       11,230       12,132
                                                  ========     ========     ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   ACCUMULATED
                                              ADDITIONAL                              OTHER
                                    COMMON     PAID-IN     RETAINED   TREASURY    COMPREHENSIVE
                                     STOCK     CAPITAL     EARNINGS    STOCK     EARNINGS (LOSS)    TOTAL
                                    -------   ----------   --------   --------   ---------------   --------
                                                            (DOLLARS IN THOUSANDS)
Balance January 1, 1998...........  $10,960    $53,476     $67,486    $(2,087)       $  (825)      $129,010
                                                                                                   --------
Net income........................                           9,125                                    9,125
Foreign currency translation
  adjustment......................                                                      (852)          (852)
                                                                                                   --------
     Comprehensive income.........                                                                    8,273
                                                                                                   --------
Issuance of General Aluminum Mfg.
  Company earnout shares..........      188      2,306                                                2,494
Exercise of stock options.........                 (25)                   278                           253
Purchase of treasury stock........                                       (816)                         (816)
                                    -------    -------     -------    -------        -------       --------
Balance September 30, 1998........  $11,148    $55,757     $76,611    $(2,625)       $(1,677)      $139,214
                                    =======    =======     =======    =======        =======       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................   $ 9,125      $ 7,803
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................    10,393        7,371
     Other..................................................       -0-          680
                                                               -------      -------
                                                                19,518       15,854
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................    (5,599)     (10,013)
     Inventories and other current assets...................   (15,930)     (12,245)
     Accounts payable and accrued expenses..................     6,990        4,528
     Other..................................................    (1,106)      (6,830)
                                                               -------      -------
          Net Cash Provided (Used) by Operating
           Activities.......................................     3,873       (8,706)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (20,677)      (9,244)
  Costs of acquisitions, net of cash acquired...............    (6,036)     (53,933)
  Purchase of investments...................................      (101)        (419)
  Other.....................................................       -0-          551
                                                               -------      -------
          Net Cash (Used) by Investing Activities...........   (26,814)     (63,045)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........     6,000       54,000
  Proceeds from bank arrangements for operations............    30,500       22,000
  Payments on debt..........................................   (11,039)      (5,096)
  Purchase of treasury stock................................      (816)      (2,815)
  Issuance of common stock under stock option plan..........       253        2,789
                                                               -------      -------
     Net Cash Provided by Financing Activities..............    24,898       70,878
                                                               -------      -------
     Increase (Decrease) in Cash and Cash Equivalents.......     1,957         (873)
     Cash and Cash Equivalents at Beginning of Period.......     1,814        4,659
                                                               -------      -------
     Cash and Cash Equivalents at End of Period.............   $ 3,771      $ 3,786
                                                               =======      =======

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

                 (DOLLARS IN THOUSANDS- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- ACQUISITIONS AND DISPOSITION

     On August 1, 1997 the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for approximately $44 million. The transaction has been accounted for as a purchase. Arden is a supplier of specialty and standard fasteners to the industrial market. Arden is included in the Company's Integrated Logistics Solutions segment.

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

                                                                   NINE MONTHS
                                                                      ENDED
                                                                SEPTEMBER 30, 1997
                                                                ------------------
Net sales...................................................         $379,530
Gross profit................................................           71,027
Net income..................................................            8,961
Net income per common share -- diluted......................              .80
                                                                     ========

     During April 1998, the Company completed the acquisition of Direct Fasteners Limited ("Direct") located in Ontario, Canada. The transaction was accounted for as a purchase. Direct is a distributor of fasteners. The aggregate purchase price and the results of operations of Direct prior to the date of acquisition were not material to the Company.

     During September 1998, the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operation and financial position of the Company.

     During October 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). The transaction will be accounted for as a purchase. Gateway is a distributor of fasteners and a manufacturer of fabricated metal products and fasteners. Gateway will be included in the Company's Integrated Logistics Solutions segment. The aggregate purchase price and the results of operations of Gateway prior to the date of acquisition were not material to the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                            SEPTEMBER 30    DECEMBER 31
                                                                1998           1997
                                                            ------------    -----------
In process and finished goods.............................    $117,082       $100,283
Raw materials and supplies................................      31,083         29,229
                                                              --------       --------
                                                              $148,165       $129,512
                                                              ========       ========

NOTE D -- SHAREHOLDERS' EQUITY

     At September 30, 1998, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 11,147,462 shares were issued and outstanding including 186,478 shares held in treasury.

NOTE E -- LONG-TERM INCENTIVE PLAN

     In February, 1998 the Board of Directors of the Company approved the 1998 Long-Term Incentive Plan as a replacement for the Company's Amended and Restated 1992 Stock Option Plan. The Plan provides for the issuance of up to 550,000 shares of the Company's Common Stock and was approved by the shareholders.

NOTE F -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio Industries, Inc. ("Park-Ohio") held on May 28, 1998, the shareholders of Park-Ohio approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holding Corp. ("Holdings") and PKOH Merger

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holdings' common stock (on a share-for-share basis), (ii) all of the shares of Merger Corp.'s common stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings' common stock issued and outstanding immediately prior to the Merger were canceled.

     Prior to the Merger, there was no public market for Holdings' common stock, and Park-Ohio's common stock was listed for trading on the NASDAQ National Market under the symbol "PKOH". Upon the opening of the market after the effective time of the Merger: (i) Holdings' common stock was registered under
Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was listed for trading on the NASDAQ National Market under the symbol "PKOH"; (ii) Park-Ohio common stock was simultaneously delisted from the NASDAQ National Market and ceased to be registered under Section 12 (g) of the Exchange Act; and (iii) Holdings assumed Park-Ohio's reporting obligations under the Exchange Act.

NOTE G -- NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the three and nine-month periods ended September 30, 1997 have been restated to conform to the Statement 128 requirements which were adopted by the Company on December 31, 1997.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30            SEPTEMBER 30
                                                          --------------------    --------------------
                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------
                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
NUMERATOR
Net income..............................................   $2,916      $2,526      $9,125      $7,803
Amortization of imputed goodwill associated with the
  earnout shares........................................      -0-         (20)        -0-         (42)
                                                           ------      ------      ------      ------
Numerator for basic earnings per share-net income
  available to common shareholders......................    2,916       2,506       9,125       7,761
Effect of dilutive securities:
  Interest (net of income taxes) associated with
     convertible senior subordinated debentures.........      -0-         237         -0-         728
                                                           ------      ------      ------      ------
Numerator for diluted earnings per share-net income
  after assumed conversions.............................   $2,916      $2,743      $9,125      $8,489
                                                           ======      ======      ======      ======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares........................................   10,995      10,742      10,994      10,650
Effect of dilutive securities:
  Effect of General Aluminum Mfg. Company earnout shares
     deemed to be issued................................      -0-         181         -0-         181
  Employee stock options................................      181         171         236         183
  Convertible subordinated debentures...................      -0-       1,106         -0-       1,118
                                                           ------      ------      ------      ------
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions.......   11,176      12,200      11,230      12,132
                                                           ======      ======      ======      ======
Net income per common share-basic.......................   $  .27      $  .24      $  .83      $  .73
                                                           ======      ======      ======      ======
Net income per common share-diluted.....................   $  .26      $  .22      $  .81      $  .70
                                                           ======      ======      ======      ======

NOTE H -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Statement No. 130 "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for the reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments, which prior to adoption were immaterial and included in accrued expenses, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. Comprehensive income for the three and nine-month periods ended September 30, 1998 was $2,580 and $8,273, respectively. There were no material differences between net earnings and comprehensive earnings for the three and nine-month periods ended September 30, 1997.

     The FASB has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits--an amendment of FASB Statements No. 87, 88 and 106" both expand or modify

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

disclosures and accordingly, will have no impact on the Company's financial position, results of operations or cash flows.

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

NOTE J -- FINANCING ARRANGEMENTS

     On November 2, 1998, Park-Ohio amended and restated its credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. Interest is payable at the prime lending rate less 1% to .3% or at Park-Ohio's election at LIBOR plus .9% to 1.7%. The interest rate is dependent on the aggregate amount borrowed under the agreement.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three months and nine months ended September 30, 1998 and 1997, the consolidated statement of shareholders' equity for the nine months ended September 30, 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                            /s/ Ernst & Young LLP
Cleveland, Ohio
October 21, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information for the nine and three-month periods ended September 30, 1997 is not directly comparable on a period-to-period basis to the financial information for the nine and three-month periods ended September 30, 1998 due to the 1997 acquisitions ("1997 Acquisitions"). During 1997, the Company acquired five businesses for $62.6 million. The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. During October, 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a distributor of fasteners and a manufacturer of fabricated metal products and fasteners. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective date of being acquired.

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

     The Company previously announced that it was planning to cause ILS to issue shares of common stock to the public. ILS is comprised of RB&W Corporation, Arden, Direct, and Gateway; the operating companies of the Company's Logistics division. It was anticipated that a registration statement would be filed in the third quarter of 1998 and that the offering would be completed during 1998. However, the market conditions were not conducive for initial public offerings during that time period and as a result, the Company has postponed the filing of a registration statement until the spring of 1999 and now expects that the offering will be completed during 1999.

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

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Manufactured Products segment.

     Between January 1, 1994 and September 30, 1998, the Company's continuing operations incurred $65.9 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

NINE MONTHS 1998 VERSUS NINE MONTHS 1997

     Net sales increased by $98.7 million, or 32%, from $311.9 million for the first nine months of 1997 to $410.6 million for the nine months ended September 30, 1998. Approximately 32% of this increase was attributable to internal growth and 68% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 71% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. The growth in net sales from the 1997 Acquisitions relates to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $20.9 million, or 42%, from $49.9 million for the first nine months of 1997 to $70.8 million for the first nine months of 1998. Of the increase, 58% relates to the 1997 Acquisitions, primarily Arden, and 42% was due to internal growth, primarily ILS. The Company's consolidated gross margin increased to 17.2% for the first nine months of 1998 from 16.0% for the first nine months of 1997. This increase in consolidated gross margin was due to increased margins in both the Manufactured Products and ILS segments. The increase in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and favorable raw material sourcing.

     Selling, general and administrative costs increased by 33% to $42.1 million for the first nine months of 1998 from $31.6 million for the first nine months of 1997. Approximately 62% of such increase was related to the 1997 Acquisitions while the remainder related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $6.6 million from $6.1 million for the nine-month period ended September 30, 1997 to $12.7 million for the nine-month period ended September 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the nine-month period ended September 30, 1998, the Company averaged outstanding borrowings of $196.7 million as compared to $108.1 million outstanding for the nine months ended September 30, 1997. Of the $88.6 million increase, approximately $66 million related to acquisitions completed during the latter part of 1997 and 1998 with the remainder primarily related to working capital increases to support the realized and anticipated growth in business and to capital expenditures to support growth in the business. The average borrowing rate of 8.6% for the nine months ended September 30, 1998 is 1.3% higher than the average rate of 7.3% for the nine months ended September 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

     The effective income tax rate at September 30, 1998 was 43% as compared to 38% at September 30, 1997. The increase is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization. At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million subject to certain limitations that expire between 2001 and 2007.

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     Net sales increased by $19.1 million, or 17%, from $114.3 million for the third quarter of 1997 to $133.4 million for the quarter ended September 30, 1998. Approximately 53% of this increase was attributable to internal growth and 47% was a result of the 1997 Acquisitions. Of the internal sales growth, 56% was attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. The growth in net sales attributable to the 1997 Acquisitions applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $5.9 million, or 33%, from $18.0 million for the third quarter of 1997 to $23.9 million for the third quarter ended September 30, 1998. Of the increase, 29% relates to the 1997 Acquisitions, primarily Arden, and 71% was due to internal growth, evenly allocated between Manufactured Products and ILS. The Company's consolidated gross margin increased to 17.9% for the quarter ended September 30, 1998 from 15.7% for the quarter ended September 30, 1997 and was due to increased margins in both the Manufactured Products and ILS segments. The increase in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and to internal growth and favorable raw material sourcing.

     Selling, general and administrative costs increased by 26% to $14.5 million for the three months ended September 30, 1998 from $11.5 million for the three months ended September 30, 1997. Approximately 36% of such increase was related to the 1997 Acquisitions while the remainder related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was 10.9% for the current period and 10.1% for the corresponding period of the prior year.

     Interest expense increased by $1.7 million from $2.5 million for the three-month period ended September 30, 1997 to $4.2 million for the three-month period ended September 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the three-month period ended September 30, 1998, the Company averaged outstanding borrowings of $203.9 million as compared to $129.0 million outstanding for the three months ended September 30, 1997. The increase in average borrowings related to acquisitions in 1997 and 1998, to working capital increases to support the realized and anticipated growth in business and to capital expenditures to support growth in the business. The average borrowing rate of 8.3% for the three months ended September 30, 1998 is 80 basis points higher than the average rate of 7.5% for the three months ended September 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements. On November 2, 1998, Park-Ohio amended and restated its credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. The New Credit Agreement expires on April 30, 2001 and the proceeds of which will be used for general corporate purposes. Amounts borrowed under the New Credit Agreement may be borrowed at Park-Ohio's election at either
(i) the bank's prime lending rate less 100-30 basis points or (ii) LIBOR plus 90-170 basis points depending on the aggregate amount borrowed under the New Credit Agreement. As of October 31, 1998, $80.5 million was outstanding under the facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. Capital expenditures for 1998 are projected to be approximately $22.0 million which will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 2.84 at September 30, 1998 versus 2.83 at December 31, 1997. Working capital increased by $17.8 million to $164.2 million at September 30, 1998 from $146.4 million at December 31, 1997 largely as a result of increases necessary to support the scheduled internal growth of the Company.

     During the first nine months of 1998, the Company generated $19.5 million from operations before changes in operating assets and liabilities. After giving effect to the use of $15.6 million in the operating accounts, the Company provided $3.9 million from operating activities. During the period, the Company invested $20.7 million in capital expenditures, used $6.0 for acquisitions and used $800 thousand to purchase common shares for the treasury. These activities were funded by a net increase in bank borrowings of $25.4 million offset by a $1.8 million increase in cash during the period.

YEAR 2000 CONVERSION

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     During 1996, the Company developed a Y2K Task Force, which was established to monitor and track the Y2K compliance at its operating units. The Task Force developed a Y2K plan in order to minimize the risk to the Company's operating units and its customers. The plan to resolve the Y2K issues involves four phases: assessment, remediation, testing and implementation.

     To date, the Task Force has completed its assessment of its computer hardware and software applications, process control equipment, and other non-information technology equipment. After taking into consideration investments in new equipment and systems that have already been made, this assessment has determined that with only a few exceptions, the systems are Y2K compliant. The exceptions require upgrades of software programs or changes to existing programs. The remediation and testing phases are currently underway, and upgrades and software corrections are being completed. The target for completion of all phases is by the second quarter of 1999. Based upon the assessments and remediations completed to date, the Company does not expect that the Y2K issue will have a material effect on its business operations, consolidated financial condition, cash flows, or results of operations.

     In addition, the Task Force will review the Y2K compliance of its key suppliers, customers and service providers ("significant third parties") in an effort to reduce the potential adverse effect on its operations from non-compliance by such parties. This significant third party review has begun and is expected to be completed by June 30, 1999. Interfaces to external suppliers and customers are part of this assessment and validation process. As these significant third parties are reviewed, the Task Force intends to develop contingency plans, if necessary, for significant third parties that exhibit possible Y2K problems. If Y2K compliance is not achieved by these significant third parties, over which the Company has no control, it could, depending on duration, have a material adverse effect on the Company's operations.

     The Company will utilize both internal and external resources to remedy, test, and implement the software and operating equipment for Y2K modifications. The total cost to achieve Y2K compliance is estimated at $9 million. Approximately 75% of this cost represents new systems, which the Company may have initiated during the period, notwithstanding the Y2K issue. To date, the Company has incurred approximately $7.8 million for new systems and equipment, with the majority of these costs for the conversion/development of systems. The remaining $1.2 million will be funded through operating cash flows. The Company generally does not separately identify the direct costs of internal employees working on Y2K projects.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. The Company, however, performs scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the businesses in the Capital Equipment Group, included in the Manufactured Products segment, which typically ship a few large systems per year. In addition, the Company experiences seasonality in the Kay Home Products, Inc. ("Kay Home Products") operating unit of the Metal Forming Group included in the Manufactured Products segment. Kay Home Products' goods are primarily used by consumers in the spring and summer, and consequently its first two quarters of operating results are typically the strongest.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and the Y2K conversion. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to achieve Y2K compliance. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 1998.

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

      (4) Amended and Restated Credit Agreement among Park-Ohio Industries, Inc., and various financial institutions dated November 2, 1998.

     (15) Letter re: unaudited financial information

     (27) Financial data schedule (Electronic filing only)

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

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

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title: Vice President and Chief
                                                   Financial Officer

                                            Dated      November 13, 1998
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

EXHIBIT
-------
   (4)    Amended and Restated Credit Agreement among Park-Ohio
          Industries, Inc. and various financial institutions dated
          November 2, 1998
  (15)    Letter re: unaudited financial information
  (27)    Financial data schedule (Electronic filing only)