Form 10-K405
period 1998-12-31
PARK OHIO HOLDINGS CORP
filed 1999-03-30
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    FOR THE TRANSITION PERIOD FROM  _________________ TO  _________________

                         COMMISSION FILE NUMBER 0-3134

                            PARK-OHIO HOLDINGS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                     34-1867219
-----------------------------------------------------       -----------------------------------------------------
           (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                 23000 EUCLID AVENUE
                   CLEVELAND, OHIO                                                  44117
-----------------------------------------------------       -----------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999: Approximately $105,232,000.

     Number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, as of March 5, 1999: 11,147,462 including 355,206 shares in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 29, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                            PARK-OHIO HOLDINGS CORP.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

ITEM NO.                                                                 PAGE NO.
--------                                                                 --------
  PART I
     1.    Business                                                          1
     2.    Properties                                                        6
     3.    Legal Proceedings                                                 6
     4.    Submission of Matters to a Vote of Security Holders               6

     PART II
     5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters                                           8
     6.    Selected Consolidated Financial Data                              8
     7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9
     7A.   Quantitative and Qualitative Disclosure about Market Risk        15
     8.    Financial Statements and Supplementary Data                      16
     9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         35

     PART III
           Part III information will appear in the Registrant's Proxy
           Statement in connection with its 1999 Annual Meeting of
           Shareholders. Such Proxy Statement will be filed with the
           Securities and Exchange Commission pursuant to Regulation
           14A and such information will be incorporated herein by
           reference as of the date of such filing.                         35

     PART IV
     14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K                                                              36

     SIGNATURES                                                             37

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

     Park-Ohio Holdings Corp. ("Holdings") was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. ("Park-Ohio") is a leading provider of logistics services and a manufacturer of highly engineered products. Reference herein to the "Company" includes, where applicable, Holdings, Park-Ohio and its direct and indirect subsidiaries and its predecessor companies, which have operated for more than 150 years.

     The Company operates through two segments, Integrated Logistics Solutions ("ILS") and Manufactured Products, which serve a wide variety of industrial markets. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are OEMs in the transportation, industrial, electrical and lawn and garden equipment industries. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are end-users in the automotive, railroad, truck and aerospace industries. Between 1994 and 1998, the Company grew significantly, through both internal growth and acquisitions. Over this period, the Company's net sales increased from $129.2 million to $551.8 million, income from continuing operations before income taxes increased from $6.7 million to $22.7 million, and EBITDA increased from $11.4 million to $52.9 million. As of December 31, 1998, the Company employed approximately 3,000 persons.

OPERATIONS

     The following chart highlights the Company's two business segments, the primary industries they serve and the key products they sell.

                                                                               NET SALES FOR THE
                                                                                  YEAR ENDED
       SEGMENT         PRIMARY INDUSTRIES SERVED   SELECTED PRODUCTS/SERVICES    DEC. 31, 1998
       -------         -------------------------   --------------------------  -----------------
                                                                                  (MILLIONS)
INTEGRATED LOGISTICS   Automotive parts and        Inventory management,            $364.5
  SOLUTIONS            accessories, electrical     engineering and
                       equipment, lawn and garden  procurement of standard
                       equipment, HVAC,            and specialty fasteners,
                       industrial equipment,       fittings, rubber and other
                       railroad and heavy truck    industrial products.

MANUFACTURED PRODUCTS  Automotive, aerospace,      Engineering and                   187.3
                       power generation,           manufacturing the
                       railroad, shipbuilding,     following: Aluminum
                       steel, telecommunications   permanent mold castings
                       and truck                   such as clutch retainers,
                                                   pinion carriers and
                                                   transmission pump
                                                   housings; forged and
                                                   machined products such as
                                                   aircraft landing gears,
                                                   locomotive crankshafts and
                                                   camshafts; induction
                                                   heating systems; and,
                                                   industrial rubber products

INTEGRATED LOGISTICS SOLUTIONS

     ILS is a leading national supplier of over 150,000 standard and specialty fasteners and other industrial products pursuant to either supply chain management agreements or traditional wholesale supply arrangements. ILS operates out of branches located throughout the United States, Canada, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. ILS generated net sales of $364.5 million, or 66% of the Company's net sales for the year ended December 31, 1998. The four largest customers, comprised of many divisions, accounted for approximately 21% of sales of ILS. The loss of any one of these customers would have an adverse effect on this segment.

     Products and Services. Supply chain management, which is ILS' primary focus for future growth, involves offering customers procurement solutions and comprehensive, on-site management for most of their fastener and related hardware needs. Supply chain management customers receive value-added services, such as part usage and cost analysis, product redesign recommendations, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. Supply chain management services are typically provided to customers pursuant to total fastening services ("TFS") contracts. TFS contracts enable ILS' customers to both reduce procurement costs and better focus on their companies' core manufacturing competencies by: (i) significantly reducing the administrative and labor costs associated with fastener procurement by outsourcing certain internal purchasing, quality control and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies as a result of vendor consolidation; and (iv) receiving technical expertise in the selection of fastener and other components for certain manufacturing processes. Management believes that TFS contracts foster longer-lasting supply relationships with customers, who increasingly rely on the Company for their fastener needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to TFS contracts have increased significantly in recent years and represented over 59% of ILS' net sales for the year ended December 31, 1998. ILS' remaining sales are generated through the wholesale supply of fasteners and other industrial products to OEMs, other manufacturers and distributors pursuant to master or authorized distributor relationships.

     ILS supplies standard and specialty engineered fasteners such as nuts, bolts, screws and washers on a fully integrated basis. ILS engineers and manufactures precision cold formed and cold extruded products including locknuts, spac nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. These are manufactured by shaping cold raw materials. Standard and specialty nuts are produced to customer specifications, which are used in large volumes by customers in the automotive, truck and railroad industries.

     In addition to fasteners, ILS supplies, among other things, valves, fittings, clamps and rubber products, which currently represent approximately 9% of ILS' net sales. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate fasteners for a new product or to suggest alternative fasteners that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product.

     Markets and Customers. In 1998, approximately 89% of ILS' net sales were to domestic customers. Remaining sales were primarily to Canada and Mexico. The domestic industrial fastener market is estimated by industry sources to have generated between $7 and $9 billion in annual sales in 1998 at the wholesale level. Fasteners are used extensively by OEMs in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     ILS markets and sells fasteners and other industrial products to over 12,000 customers domestically and internationally. The principal markets served by ILS are transportation equipment, including manufacturers of heavy trucks and recreational vehicles, automotive parts and accessories, industrial equip-ment, electrical equipment, including manufacturers of electrical controls, appliances and motors, lawn and garden equipment and HVAC.

     In recent years, OEMs have made it a priority to reduce their total cost of purchasing and handling fasteners. Due to the low unit cost and the large number of different fasteners used to manufacture or assemble a single product, administrative and overhead costs comprise a substantial portion of an OEM's fastener-related costs. As a result, management believes industrial fastener suppliers are consolidating as OEMs rely on fewer suppliers to achieve purchasing efficiencies. ILS provides a wide array of value-added services and is a reliable source for just-in-time delivery and is well positioned to capitalize on these trends. In addition, OEMs are increasingly relying on fastener suppliers to provide design and applications engineering support, enabling more efficient use of internal engineering resources thereby allowing ILS to increase the amount of low unit cost fastener and non-fastener items supplied to OEMs.

     Competition. The industrial fastener supply industry is highly competitive and fragmented. Management believes that substantially all of ILS' competitors operate on a regional basis and do not provide customers with the wide array of value-added services offered by ILS. ILS competes primarily on the basis of its value-added services, extensive product selection and price with primarily domestic competitors who are capable of providing inventory management programs.

MANUFACTURED PRODUCTS

     The Manufactured Products segment includes aluminum casting, forged and machined products, capital equipment, industrial rubber products and other manufactured products. Manufactured Products generated net sales of $187.3 million, or 34% of the Company's net sales for the year ended December 31, 1998. The three largest customers, of which the Company sells to multiple operating divisions, accounted for approximately 31% of Manufactured Products sales in 1998. The loss of business from any one of these customers would have an adverse effect on this segment.

ALUMINUM CASTINGS

     Aluminum permanent mold castings are produced at General Aluminum Mfg. Company ("GAMCO") and its wholly owned subsidiary. GAMCO's cast aluminum parts are critical components manufactured primarily for automotive OEMs. GAMCO's principal automotive products include: transmission pump housings, planetary pinion carriers, clutch retainers, rotor castings and bearing cups. In addition, GAMCO manufactures products for non-automotive end users such as surgical table components, light housings and electrical meter housings. GAMCO also provides value-added services such as secondary casting, machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by automotive OEMs for aluminum permanent mold products has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing its structural integrity. Management believes this replacement trend will continue as government standards regarding fuel efficiency become increasingly stringent. GAMCO sells its products primarily to customers located in North America. The market for aluminum permanent mold castings is comprised of two segments: automotive and non-automotive. The domestic aluminum permanent mold industry is highly competitive. GAMCO competes principally on the basis of its ability to: (i) engineer and manufacture high quality, semi-machined castings in large volumes;
(ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum permanent mold casting capabilities, the automotive industry's stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, GAMCO has benefited in recent years as automotive OEMs have consolidated their supplier base. GAMCO, a well-established name in the aluminum permanent mold industry, has achieved QS 9000 and ISO 9002 certifications and has been awarded numerous supplier quality awards.

     In January 1999, GAMCO acquired all of the shares of The Metalloy Corporation ("Metalloy"). Metalloy is a full service aluminum casting and machining company with operations located in Indiana, Michigan and Mississippi. The acquisition of Metalloy provides sand and die casting capabilities to complement GAMCO's permanent mold process. Management believes that GAMCO is one of the few automotive parts suppliers which has the capabilities of providing permanent mold, sand-casted and die-casted products.

FORGED AND MACHINED PRODUCTS

     The Company's forged and machined products business is carried out at four operating units consisting of Park Drop Forge, Ohio Crankshaft, Cleveland City Forge, and Blue Falcon Forge. The forging process enables metal to be shaped while generally retaining higher structural integrity than metal shaped through other processes. Park Drop Forge manufactures closed-die metal forgings of up to 6,000 pounds, including crankshafts and aircraft landing gears, primarily for customers in the railroad and aerospace industries. Park Drop Forge's products are sold primarily to machining companies and subassemblers who finish the products for sale to OEMs in the railroad and aerospace industries. Ohio Crankshaft machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives, power generators and ships. Cleveland City Forge manufactures and machines specialized hardware such as turnbuckles and clevises for construction companies. Its products are manufactured according to customers' specific dimensional and/or strength requirements. Blue Falcon Forge produces large forged products such as center plates and couplings, both of which are used in the undercarriage of rail cars. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers in the transportation, power generation and construction industries. The Company's forged and machined products business competes domestically and internationally with other small to medium-sized businesses on the basis of product quality and precision.

CAPITAL EQUIPMENT

     The Company manufactures large industrial equipment through its operating units consisting of Tocco, Ajax, and Feco. Tocco specializes in the engineering and construction of induction heating systems primarily for the automotive and truck industries. Tocco's induction heating systems are engineered and built to customer specifications and are used primarily by OEMs for surface hardening. Ajax engineers, manufactures and services mechanical forging presses ranging in size from 500 to 8,000 tons that are used worldwide in the automotive and truck manufacturing industries. Feco produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Feco's principal products include industrial drying and curing ovens for automotive components, metal can curing ovens, specialized conveyor and automation systems for lightweight containers, and plastic and glass bottle coating and finishing systems. The Company's capital equipment units compete with large equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise and exists at both domestic and international levels.

INDUSTRIAL RUBBER PRODUCTS

     The Company manufactures injection and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications through three operating units consisting of Castle Rubber, Cicero Flexible Products and Geneva Rubber. Castle manufactures valve seals, power and conveyor rolls and slitter rings. Cicero is a developer and manufacturer of injection molded silicone rubber products for customers in the automotive, food processing and consumer appliance industries, such as wire harnesses, spark plug boots and nipples and general sealing gaskets. Geneva is a manufacturer of injection molded rubber products for customers in the automotive, telecommunications, funeral and heavy truck industries. Its products include primary wire harnesses, transoceanic cable boots, casket gaskets and shock and vibration mounts. The industrial rubber products operating units compete primarily on the basis of price and product quality with other domestic small to medium-sized manufacturers of rubber products.

SALES AND MARKETING

     ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. ILS often obtains new customers as a result of referrals from existing customers. Manufactured Products markets and sells its products through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers. In addition, Manufactured Products markets certain of its products through various regional and national trade shows.

RAW MATERIALS AND SUPPLIERS

     ILS purchases substantially all of its fasteners and Manufactured Products purchases substantially all of its raw materials, principally metals and certain component parts incorporated into its products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty fasteners are available from alternative sources. ILS has multiple sources of supply for standard products, but has limited supply sources for certain specialty products. Approximately 10% of ILS' fasteners are purchased from suppliers in foreign countries, primarily Taiwan, Japan and Korea. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Manufactured Products are commodity products available from several domestic suppliers.

BACKLOG

     Management believes that backlog is not a meaningful measure for the Company's ILS operating units, as a majority of ILS' customers require just-in-time delivery of fasteners and other industrial products. Management believes that Manufactured Products' backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

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

     At its facility in Kent, Ohio, the Company's indirect subsidiary, RB&W Manufacturing LLC, is conducting remediation of groundwater impacted by operations and disposal activities. Contaminants known to be present in the groundwater at the facility and/or to have migrated off-site include oil and certain volatile organic compounds. In addition, soil and groundwater investigations are being conducted in connection with a closure under the Resource Conservation and Recovery Act of 1976, as amended, of hazardous waste storage areas associated with former metal plating operations. RB&W has filed suit against the former owner seeking reimbursement of costs spent and contribution for future costs for remediation efforts at the Kent facility. The Company does not believe that future costs to address the currently identified environmental issues at its facilities will be material.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING

     The information contained under the heading of "Note L -- Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 1998, 1997, and 1996 is incorporated herein by reference.

RECENT DEVELOPMENTS

     The information contained under the headings of "Note B -- Corporate Reorganization", "Note C -- Acquisitions" and "Note D -- Dispositions" of notes to consolidated financial statements included herein, is incorporated by reference.

ITEM 2. PROPERTIES

     The Company's operations include numerous manufacturing and warehousing facilities located in 23 states in the United States and in 4 other countries. Approximately 54% of the available square footage is owned. In 1998, approximately 61% of the available domestic square footage was used by the Manufactured Products segment and 39% by the ILS segment. Approximately 19% of the foreign facilities was used by the Manufactured Products segment and 81% was used by the ILS segment. In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended uses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of the Company is as follows:

                NAME                   AGE                            POSITION
                ----                   ---                            --------
EXECUTIVE OFFICERS
  Edward F. Crawford.................  59     Chairman of the Board, Chief Executive Officer and
                                                President
  James S. Walker....................  56     Vice President and Chief Financial Officer
  Felix J. Tarorick..................  56     Vice Chairman of the Board and Vice President of
                                                Operations
  Ronald J. Cozean...................  35     Secretary and General Counsel
  Matthew V. Crawford................  29     Assistant Secretary, Corporate Counsel and Director
  Patrick W. Fogarty.................  38     Director of Corporate Development

     Edward F. Crawford has been Chairman of the Board and Chief Executive Officer of the Company since 1992.

     James S. Walker has served as Vice President and Chief Financial Officer of the Company since 1991. Mr. Walker has been with the Company for over 20 years and has served in several capacities, including Corporate Controller and Assistant Treasurer.

     Felix J. Tarorick became Vice Chairman of the Board in 1998 and has been Vice President of Operations since 1996. From 1992 to 1995, Mr. Tarorick served as President of the former consumer products group. Mr. Tarorick joined the Company in 1992. Mr. Tarorick became a director of the Company in February, 1998.

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

     Patrick W. Fogarty has been Director of Corporate Development since 1997 and joined the Company in 1995 as Director of Finance. Prior thereto, Mr. Fogarty held various positions, including Senior Manager, at Ernst & Young LLP from 1983 to 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock, $1 par value, is traded on the NASDAQ National Market System. The table presents its high and low sales prices. No dividends were paid during the periods.

                      QUARTERLY COMMON STOCK PRICE RANGES

                 1998                   1997
              ----------             ----------
QUARTER   HIGH            LOW       HIGH       LOW
-------   ----            ---       ----       ---
  1st      20 1/8       16 1/2     16 7/8     12 1/2
  2nd      19 5/8       18 1/8     15 1/4     11 1/4
  3rd      19 3/8       12         16 3/8     14 1/4
  4th      16 15/16     11 1/2     18 3/8     15

     The number of shareholders of record for the Company's common stock as of March 5, 1999 was 1,260.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                            ----       ----       ----       ----       ----
Selected Income Statement Data:
Net sales...............................  $551,793   $441,110   $347,679   $289,501   $129,216
Cost of products sold...................   455,167    368,734    289,400    240,871    104,225
                                          --------   --------   --------   --------   --------
  Gross profit..........................    96,626     72,376     58,279     48,630     24,991
Selling, general and administrative
  expenses..............................    56,478     44,396     38,131     30,020     16,838
Restructuring charge....................        --         --      2,652         --         --
                                          --------   --------   --------   --------   --------
  Operating income(a)...................    40,148     27,980     17,496     18,610      8,153
Other (income) expense..................        --       (320)    (4,204)(b)     (214)       --
Interest expense........................    17,488      9,101      6,947      5,911      1,501
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before income taxes................    22,660     19,199     14,753     12,913      6,652
Income taxes (benefit)..................     9,726      7,903      5,060     (6,900)    (1,826)
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before extraordinary charge........  $ 12,934   $ 11,296   $  9,693   $ 19,813   $  8,478
                                          ========   ========   ========   ========   ========
Income per common share from continuing
  operations before extraordinary
  charge -- diluted.....................  $   1.16   $   1.01   $    .88   $   1.87   $   1.03
                                          ========   ========   ========   ========   ========
Supplemental per common share data:
Pro forma income per common share from
  continuing operations before
  extraordinary charge on a fully
  taxable basis -- diluted..............  $   1.16   $   1.01   $    .88   $    .75   $    .47
                                          ========   ========   ========   ========   ========
Other Financial Data:
EBITDA(c)...............................  $ 52,901   $ 38,345   $ 28,146   $ 24,888   $ 11,366
Capital expenditures....................    22,681     15,947     15,590     13,632     11,749

                                                      YEAR ENDED AS OF DECEMBER 31
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                            ----       ----       ----       ----       ----
Selected Balance Sheet Data:
  Cash and cash equivalents.............  $  4,320   $  1,814   $  4,659   $  2,662   $  2,172
  Working capital.......................   176,932    146,444     99,094     96,307     29,411
  Total assets..........................   489,554    413,109    282,910    301,747    128,396
  Total debt............................   238,105    172,755     82,989    118,738     32,001
  Shareholders' equity..................  141,187..   129,010    115,069     95,542     46,530

(a) Operating income is defined as net sales less cost of products sold, selling, general and administrative expenses and a restructuring charge. In 1996, the Company incurred a restructuring charge of $2.7 million related to the consolidation of three of the Company's manufacturing facilities into one and the discontinuation of certain product lines.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis due to acquisitions in 1998 and 1997. During 1998, the Company acquired two businesses for $40.2 million. During October, 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a distributor of fasteners and other industrial products and a manufacturer of metal products and fasteners. During April, 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a distributor of fasteners located in Ontario, Canada. During 1997, the Company acquired five businesses for $60.4 million ("the 1997 Acquisitions"). The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition. In 1996, the Company sold substantially all of the assets of Bennett Industries, Inc., a manufacturer of plastic containers, in order to focus on its remaining logistics and manufacturing businesses.

OVERVIEW

     The Company operates logistics ("Integrated Logistics Solutions" or "ILS") and diversified manufacturing ("Manufactured Products") businesses that serve a wide variety of industrial markets. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     The Company previously announced that it was planning to cause ILS to issue shares of common stock to the public. It was anticipated that a registration statement would be filed in the third quarter of 1998 and that the offering would be completed during 1998. However, the market conditions were not conducive for initial public offerings during that time period and no prediction can be made that favorable market conditions will exist in the near term. As a result, the Company has indefinitely postponed the filing of a registration statement.

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

     Between 1994 and 1998, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 43.8% compounded annual growth rate ("CAGR"), from $129.2 million to $551.8 million, and income from continuing operations on a fully taxed basis increased at a 33.2% CAGR from $4.1 million to $12.9 million.

     This growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under TFS contracts and by the leveraging of existing customer relationships at Manufactured Products.

     Between January 1, 1994 and December 31, 1998, the Company's continuing operations incurred $64.2 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance ILS' management information systems.

RESULTS OF OPERATIONS

  1998 versus 1997

     Net sales increased by $110.7 million, or 25%, from $441.1 million in 1997 to $551.8 million in 1998. Approximately 27% of this increase was attributable to internal growth and 73% was a result of acquisitions completed in 1997 or 1998. Of the internal sales growth, approximately 66% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. The growth in net sales from acquisitions applies to ILS and primarily pertains to Arden and Gateway.

     Gross profit increased by $24.2 million, or 34%, from $72.4 million in 1997 to $96.6 million in 1998. Of the increase, 67% relates to acquisitions and 33% to internal growth. The Company's consolidated gross margin increased to 17.5% for 1998 from 16.4% for 1997. This increase in consolidated gross margin was due to increased margins in both the ILS and Manufactured Products segments. The increase in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of reduced material costs.

     Selling, general and administrative costs increased by 27% to $56.5 million in 1998 from $44.4 million in 1997. Approximately 78% of such increase was related to acquisitions while the remainder related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $8.4 million from $9.1 million for 1997 to $17.5 million for 1998 due to higher average debt outstanding during 1998 and to higher average interest rates in 1998 versus 1997. For the year ended December 31, 1998, the Company averaged outstanding borrowings of $205.3 million as compared to $123.1 million outstanding for 1997. The $82.2 million increase related primarily to acquisitions completed during the latter part of 1997 and 1998, working capital increases to support the realized and anticipated growth in business and capital expenditures to support the operations. The average borrowing rate of 8.5% for the year ended December 31, 1998 is 1.1% higher than the average rate of 7.4% for the year ended December 31, 1997 primarily because of the $150 million bond offering in November, 1997 which carries a coupon of 9.25% versus a 7.3% rate on the bank debt it replaced.

     The effective income tax rate for 1998 was 43% as compared to 41% for 1997. The increase is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization. At December 31, 1998, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for tax purposes.

  1997 versus 1996

     Net sales from continuing operations increased by $93.4 million, or 27%, from $347.7 million in 1996 to $441.1 million in 1997. Approximately 42% of this increase was attributable to internal growth and 58% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 70% was primarily attributable to the addition of TFS customers in the ILS segment and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to the ILS segment and primarily pertains to Arden which was acquired as of August 1, 1997.

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

     As a result of the early extinguishment of the Company's 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004, and its then existing bank credit facility, the Company recorded an extraordinary charge of $1.5 million, net of income taxes, in 1997.

     At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million, subject to certain limitations that expire between 2001 and 2007.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements. On November 2, 1998, Park-Ohio amended and restated its credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. This agreement, the proceeds of which will be used for general corporate purposes, expires on April 30, 2001. Amounts borrowed under the agreement may be at Park-Ohio's election at either (i) the bank's prime lending rate less 100-30 basis points or (ii) LIBOR plus 90-170 basis points depending on the aggregate amount borrowed under the agreement. As of December 31, 1998, $86.0 million was outstanding under the facility.

     On November 25, 1997, the Company sold $150 million of its 9.25% Senior Subordinated Notes due 2007. The Company used the net proceeds of the Senior Subordinated Notes along with borrowings under its new credit facility to (i) redeem its 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004 and (ii) to repay substantially all amounts of its then existing credit facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. Capital expenditures for 1999 are projected to be approximately $15 million which will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 3.19 at December 31, 1998, compared to 2.83 at December 31, 1997. Working capital increased by $30.5 million to $176.9 million at December 31, 1998 from $146.4 million at December 31, 1997 as a result of the inclusion of acquisitions completed in 1998 and to support the internal growth of the Company.

     During 1998, the Company generated $32.3 million of cash from operations before changes in operating assets and liabilities. After giving effect to the use of $28.6 million in the operating accounts, the Company provided $3.7 million from operating activities. During the year, the Company invested $22.7 million in facilities, machinery and equipment, and information systems, used $40.2 for acquisitions and used $2.8 million to purchase common shares for the treasury. These activities were funded by a net increase in bank borrowings of $64.3 million offset by a $2.5 million increase in cash during the period.

     During 1997, the Company generated $27.0 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $37.0 million in the operating accounts, the Company used $10.0 million for operating activities. During the period, the Company invested $15.9 million in capital expenditures and $60.4 million for acquisitions and investments including the acquisition of Arden for $44.0 million. During the year, the Company bought 221,494 shares of its common stock in the open market for $3.0 million. As of December 31, 1997, after issuing 199,000 common shares from the treasury for the exercise of stock options, the Company had 148,719 shares of its common stock in the treasury. During the year, 351,000 shares of common stock were issued under stock option agreements for which the Company received $3.2 million from the option holders. In addition, the Company purchased in the open market $1.2 million of its convertible senior subordinated debentures.

These activities were funded by a net increase in long-term borrowings of $85.4 million and a decrease in cash balances of $2.8 million.

     During 1996, the Company generated $20.4 million from continuing operations before changes in operating assets and liabilities. After giving effect to the use of $14.7 million in the operating accounts and $2.0 million provided from discontinued operations, the Company provided $7.7 million from operating activities. During 1996, the Company invested $15.6 million in capital expenditures and purchased 126,225 shares of its common stock for $1.8 million, all of which were funded by internally generated cash flow and bank borrowings.

IMPACT OF INFLATION

     Although inflation was not a significant factor in 1998, the Company continues to seek ways to cope with its impact. To the extent permitted by competition, the Company's operations generally attempt to pass on increased costs by increasing sales prices over time. The Company primarily uses the FIFO method of accounting for its inventories. Under this method, current costs are generally reflected in cost of products. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

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

     To date, the Task Force has completed its assessment of the Company's computer hardware and software applications, process control equipment, and other non-information technology equipment. After taking into consideration investments in new equipment and systems that have already been made, this assessment has determined that with only a few exceptions, the systems are Y2K compliant. The exceptions require upgrades of software programs or changes to existing programs. The remediation and testing phases are currently underway, and upgrades and software corrections are being completed. The target for completion of all phases is by the second quarter of 1999. The Company also expects critical contingency plans to be developed by the end of the second quarter of 1999. Based upon the assessments and remediations completed to date, the Company does not expect that the Y2K issue will have a material effect on its business operations, consolidated financial condition, cash flows, or results of operations.

     In addition, the Task Force is reviewing the Y2K compliance of the Company's key suppliers, customers and service providers ("significant third parties") in an effort to reduce the potential adverse effect on its operations from non-compliance by such parties. This significant third party review has begun and is expected to be completed by June 30, 1999. Interfaces to external suppliers and customers are part of this assessment and validation process. As these significant third parties are reviewed, the Task Force intends to develop contingency plans, if necessary, for significant third parties that exhibit possible Y2K problems. The Company has identified the most likely risks of Y2K non-compliance as the risk that significant third parties will not be Y2K compliant. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material effect on the Company's results of operations or financial condition. If Y2K compliance is not achieved by these significant third parties, over which the Company has no control, it could, depending on duration, have a material adverse effect on the Company's operations.

     The Company is utilizing both internal and external resources to remedy, test, and implement the software and operating equipment for Y2K modifications. The total cost to achieve Y2K compliance is estimated at $9 million. Approximately 75% of this cost represents new systems, which the Company may have initiated during the period, notwithstanding the Y2K issue. To date, the Company has incurred approximately $8.0 million for new systems and equipment, with the majority of these costs for the conversion/development of systems. The remaining $1.0 million will be funded through operating cash flows. The Company generally does not separately identify the direct costs of internal employees working on Y2K projects.

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

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the Capital Equipment businesses, included in the Manufactured Products segment, which typically ship a few large systems per year.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and the Y2K conversion. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to achieve Y2K compliance. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its fixed rate debt consisting of $150 million, 9.25% Senior Subordinated Notes. The estimated fair value of these notes at year end 1998 would be $2 million higher than the recorded value based on current borrowing rates available for financings with similar terms and maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................     17
Consolidated Balance Sheets -- December 31, 1998 and
  December 31, 1997.........................................     18
Consolidated Statements of Income -- Years Ended December
  31, 1998, 1997 and 1996...................................     19
Consolidated Statements of Shareholders' Equity -- Years
  Ended December 31, 1998, 1997 and 1996....................     20
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1998, 1997 and 1996..........................     21
Notes to Consolidated Financial Statements..................     22
Supplementary Financial Data:
  Selected Quarterly Financial Data (Unaudited) -- Years
     Ended December 31, 1998 and 1997.......................     35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have audited the accompanying consolidated financial statements of Park-Ohio Holdings Corp. and subsidiaries listed in the Index at Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.
                                          /s/ Ernst & Young LLP

Cleveland, Ohio
February 15, 1999

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                1998          1997
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  4,320      $  1,814
  Accounts receivable, less allowances for doubtful accounts
    of $2,803 in 1998 and $2,060 in 1997....................    95,718        86,787
  Inventories...............................................   150,052       129,512
  Deferred tax assets.......................................     2,232         3,240
  Other current assets......................................     5,468         5,075
                                                              --------      --------
         Total Current Assets...............................   257,790       226,428
Property, Plant and Equipment
  Land and land improvements................................     4,460         4,126
  Buildings.................................................    25,912        24,782
  Machinery and equipment...................................   130,253       103,956
                                                              --------      --------
                                                               160,625       132,864
  Less accumulated depreciation.............................    70,468        59,795
                                                              --------      --------
                                                                90,157        73,069
Other Assets
  Excess purchase price over net assets acquired, net of
    accumulated amortization of $8,105 in 1998 and $5,749 in
    1997....................................................    99,351        68,996
  Deferred taxes............................................     8,900        12,960
  Other.....................................................    33,356        31,656
                                                              --------      --------
                                                              $489,554      $413,109
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................  $ 46,410      $ 49,470
  Accrued expenses..........................................    32,076        28,291
  Current portion of long-term liabilities..................     2,372         2,223
                                                              --------      --------
         Total Current Liabilities..........................    80,858        79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................   237,483       172,283
  Other postretirement benefits.............................    26,286        27,537
  Other.....................................................     3,740         4,295
                                                              --------      --------
                                                               267,509       204,115
Shareholders' Equity
  Capital stock, par value $1 a share
    Serial preferred stock:
       Authorized -- 632,470 shares; Issued -- none.........       -0-           -0-
  Common stock:
    Authorized -- 40,000,000 shares Issued and
      outstanding -- 11,147,462 shares in 1998 and
      10,959,962 in 1997....................................    11,148        10,960
  Additional paid-in capital................................    55,755        53,476
  Retained earnings.........................................    80,420        67,486
  Treasury stock, at cost, 336,206 shares in 1998 and
    148,719 in 1997.........................................    (4,554)       (2,087)
  Accumulated other comprehensive earnings (loss)...........    (1,582)         (825)
                                                              --------      --------
                                                               141,187       129,010
                                                              --------      --------
                                                              $489,554      $413,109
                                                              ========      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Net sales..................................................  $551,793    $441,110    $347,679
Cost of products sold......................................   455,167     368,734     289,400
                                                             --------    --------    --------
  Gross profit.............................................    96,626      72,376      58,279
Selling, general and administrative expenses...............    56,478      44,396      38,131
Restructuring charge.......................................       -0-         -0-       2,652
                                                             --------    --------    --------
  Operating income.........................................    40,148      27,980      17,496
Other income...............................................       -0-        (320)     (4,204)
Interest expense...........................................    17,488       9,101       6,947
                                                             --------    --------    --------
     Income from continuing operations before income
       taxes...............................................    22,660      19,199      14,753
Income taxes...............................................     9,726       7,903       5,060
                                                             --------    --------    --------
     Income from continuing operations before extraordinary
       charge..............................................    12,934      11,296       9,693
Extraordinary charge for early retirement of debt, net of
  tax benefit of $928......................................       -0-      (1,513)        -0-
Income from discontinued operations, net of tax............       -0-         -0-      11,642
                                                             --------    --------    --------
          Net income.......................................  $ 12,934    $  9,783    $ 21,335
                                                             ========    ========    ========
Per common share:
  Basic earnings per share:
  Continuing operations....................................  $   1.18    $   1.06    $    .93
  Extraordinary charge.....................................       -0-        (.14)        -0-
  Discontinued operations..................................       -0-         -0-        1.12
                                                             --------    --------    --------
          Net Income.......................................  $   1.18    $    .92    $   2.05
                                                             ========    ========    ========
  Diluted earnings per share:
  Continuing operations....................................  $   1.16    $   1.01    $    .88
  Extraordinary charge.....................................       -0-        (.13)        -0-
  Discontinued operations..................................       -0-         -0-         .96
                                                             --------    --------    --------
          Net income.......................................  $   1.16    $    .88    $   1.84
                                                             ========    ========    ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                ADDITIONAL                         COMPREHENSIVE
                                      COMMON     PAID-IN     RETAINED   TREASURY     EARNINGS
                                       STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)        TOTAL
                                      -------   ----------   --------   --------   -------------   --------
                                                             (DOLLARS IN THOUSANDS)
Balance at January 1, 1996..........  $10,402    $49,184     $36,368    $   -0-       $  (412)     $ 95,542
Comprehensive income:
  Net income........................                          21,335                                 21,335
  Foreign currency translation
     adjustment.....................                                                     (217)         (217)
                                                                                                   --------
  Comprehensive income..............                                                                 21,118
Exercise of stock options...........      31         153                                                184
Purchase of treasury stock..........                                     (1,775)                     (1,775)
                                      -------    -------     -------    -------       -------      --------
Balance at December 31, 1996........  10,433      49,337      57,703     (1,775)         (629)      115,069
Comprehensive income:
  Net income........................                           9,783                                  9,783
  Foreign currency translation
     adjustment.....................                                                     (196)         (196)
                                                                                                   --------
  Comprehensive income..............                                                                  9,587
Issuance of General Aluminum Mfg.
  Company earn-out shares...........     375       3,600                                              3,975
Exercise of stock options...........     152         539                  2,673                       3,364
Purchase of treasury stock..........                                     (2,985)                     (2,985)
                                      -------    -------     -------    -------       -------      --------
Balance at December 31, 1997........  10,960      53,476      67,486     (2,087)         (825)      129,010
Comprehensive income:
  Net income........................                          12,934                                 12,934
  Foreign currency translation
     adjustment.....................                                                     (757)         (757)
                                                                                                   --------
  Comprehensive income..............                                                                 12,177
Issuance of General Aluminum Mfg.
  Company earn-out shares...........     188       2,306                                              2,494
Exercise of stock options...........                 (27)                   294                         267
Purchase of treasury stock..........                                     (2,761)                     (2,761)
                                      -------    -------     -------    -------       -------      --------
Balance at December 31, 1998........  $11,148    $55,755     $80,420    $(4,554)      $(1,582)     $141,187
                                      =======    =======     =======    =======       =======      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $ 12,934   $  9,783   $ 21,335
  Adjustments to reconcile net income to net cash provided
     (used) by continuing operations:
       Extraordinary charge.................................       -0-      1,513        -0-
       Discontinued operations..............................       -0-        -0-    (11,642)
       Gain on sale of investments..........................       -0-       (320)    (1,552)
       Depreciation and amortization........................    12,753     10,365      7,998
       Deferred income taxes................................     6,659      5,686      4,310
                                                              --------   --------   --------
                                                                32,346     27,027     20,449
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable..................................    (2,312)   (14,008)    (3,643)
       Inventories..........................................   (10,404)   (21,021)    (3,056)
       Accounts payable and accrued expenses................    (7,810)     5,623     (1,214)
       Other................................................    (8,193)    (7,660)    (6,850)
                                                              --------   --------   --------
       Net Cash Provided (Used) by Continuing Operations....     3,627    (10,039)     5,686
       Net Cash Provided by Discontinued Operations.........       -0-        -0-      2,040
                                                              --------   --------   --------
       Net Cash Provided (Used) by Operating Activities.....     3,627    (10,039)     7,726
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (22,681)   (15,947)   (15,590)
  Costs of acquisitions, net of cash acquired...............   (40,175)   (60,389)       -0-
  Purchase of investments...................................      (101)    (1,432)    (5,427)
  Proceeds from sales of investments........................       -0-        551      6,315
  Proceeds from sale of discontinued operations, net of
     $4,500 of income taxes.................................       -0-        -0-     46,313
                                                              --------   --------   --------
       Net Cash Provided (Used) by Investing Activities.....   (62,957)   (77,217)    31,611
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    66,000    106,500      9,500
  Payments on long-term debt................................    (1,670)  (166,657)   (45,249)
  Issuance of 9.25% senior notes, net of deferred financing
     costs..................................................       -0-    145,604        -0-
  Cash paid to retire subordinated debentures...............       -0-     (1,245)       -0-
  Issuance of common stock under stock option plan..........       267      3,194        184
  Purchase of treasury stock................................    (2,761)    (2,985)    (1,775)
                                                              --------   --------   --------
       Net Cash Provided (Used) by Financing Activities.....    61,836     84,411    (37,340)
       Increase (decrease) in Cash and Cash Equivalents.....     2,506     (2,845)     1,997
       Cash and Cash Equivalents at Beginning of Year.......     1,814      4,659      2,662
                                                              --------   --------   --------
       Cash and Cash Equivalents at End of Year.............  $  4,320   $  1,814   $  4,659
                                                              ========   ========   ========
  Taxes paid................................................  $  2,326   $  1,215   $  6,925
  Interest paid.............................................    16,272      7,713      8,321

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,869 and $4,895 higher than reported at December 31, 1998 and 1997, respectively.

  Major Classes of Inventories

                                                          DECEMBER 31
                                                      -------------------
                                                        1998       1997
                                                      --------   --------
In-process and finished goods.......................  $124,783   $100,283
Raw materials and supplies..........................    25,269     29,229
                                                      --------   --------
                                                      $150,052   $129,512
                                                      ========   ========

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions and associated interest costs are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets. The Company capitalized interest of $1.0 million in 1998. Interest capitalized in 1997 and 1996 was immaterial.

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note C) over periods from twenty-five to forty years using the straight-line method. Management periodically evaluates for possible impairment the current value of these intangibles through cash flow and income analyses of the acquired businesses as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which established accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of.

     Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. The Company has two non-pension and postretirement benefit plans. For the defined benefit plans, benefits are based on the employee's years of service and the Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

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

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 1998 the Company had uncollateralized receivables with six customers in the automotive and truck industry each with several locations approximating $25,995 which represents 27% of the Company's trade accounts receivable. During 1998, sales to these customers amounted to approximately $135,241 which represents 25% of the Company's net sales.

     Impact of Recently Issued Accounting Standards: The Company adopted FASB Statement No. 130 "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for the reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments, which prior to adoption were immaterial and included in accrued expenses, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     The FASB has issued two accounting pronouncements which the Company adopted in the fourth quarter of 1998. FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" and FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" both expand or modify disclosures and accordingly, have no impact on the Company's financial position, results of operations or cash flows.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. This new standard is not expected to have a significant effect on the Company's financial position or results of operations.

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

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for years beginning after June 15, 1999 and is not expected to have a significant impact on the Company's financial position or results of operations.

     Reclassification: Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current presentation.

NOTE B -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio Industries, Inc. ("Park-Ohio") held on May 28, 1998, the shareholders of Park-Ohio approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holdings Corp. ("Holdings") and PKOH Merger Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holding's common stock(on a share-for-share basis), (ii) all of the shares of Merger Corp.'s common stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings' common stock issued and outstanding immediately prior to the Merger were canceled.

     Prior to the Merger, there was no public market for Holdings' common stock, and Park-Ohio's common stock was listed for trading on the NASDAQ National Market under the symbol "PKOH". Upon the opening of the market after the effective time of the Merger: (i) Holdings' common stock was registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was listed for trading on the NASDAQ National Market under the symbol "PKOH"; (ii) Park-Ohio common stock was simultaneously delisted from the NASDAQ National Market and ceased to be registered under Section 12(g) of the Exchange Act; and (iii) Holdings assumed Park-Ohio's reporting obligations under the Exchange Act.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE C -- ACQUISITIONS

     The Company completed two acquisitions for cash of approximately $40.2 million in 1998. In April 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct") a distributor of fasteners located in Ontario, Canada. In October 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"), a distributor of fasteners and other industrial products and a manufacturer of metal products and fasteners. Both Direct and Gateway are included in the Company's Integrated Logistics Solutions ("ILS") segment. Each of the transactions were accounted for as a purchase. The aggregate purchase price and the results of operations of both Direct and Gateway prior to the date of acquisition were not material to the Company.

     In January 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") for cash. Metalloy is a full service aluminum casting and machining company and will be included in the Company's Manufactured Products segment. The transaction will be accounted for as a purchase. The purchase price and the results of operations of Metalloy prior to the date of acquisition were not material to the Company.

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a national distributor of specialty and standard fasteners to the industrial market. Arden is included in the Company's ILS segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash........................................................  $ 2,711
Accounts receivable.........................................   11,503
Inventories.................................................   17,764
Property, plant and equipment...............................    4,468
Excess purchase price over net assets acquired..............   19,599
Other assets................................................    6,680
Trade accounts payable......................................   (6,437)
Accrued expenses............................................   (5,930)
Long-term liabilities.......................................   (6,358)
                                                              -------
Total estimated cost of acquisition.........................  $44,000
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
                                                  ========   ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company (GAMCO), by issuing 250,000 shares of its common stock valued at $3,127 in exchange for the outstanding shares of GAMCO. An additional 187,500 shares of common stock valued at $1,931, were issued in March, 1995; an additional 375,000 shares of common stock valued at $3,975 were issued in January, 1997; an additional 187,500 shares of common stock valued at $2,494, representing the final earn-out shares to be issued under the GAMCO purchase agreement, were issued in 1998. The additional $8,400 represents purchase price in excess of net assets acquired.

NOTE D -- DISPOSITIONS

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

     Summary operating results of the discontinued operations, excluding the above gain on sale, for the year ended December 31, 1996 were as follows:

                                                                   YEARS ENDED
                                                                DECEMBER 31, 1996
                                                                -----------------
Sales.......................................................         $49,448
Costs and expenses..........................................          44,502
                                                                     -------
Income from discontinued operations before income taxes.....           4,946
Income taxes................................................           1,820
                                                                     -------
Net income from discontinued operations.....................         $ 3,126
                                                                     =======

     During September, 1998 the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operations and financial position of the Company.

NOTE E -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Self-insured liabilities....................................  $ 2,911    $ 2,827
Warranty and installation accruals..........................    3,156      3,401
Accrued payroll and payroll-related items...................    2,586      4,820
State and local taxes.......................................    2,101      2,324
Advance billings............................................    2,229      2,215
Acquisition liabilities.....................................    5,930      1,906
Interest payable............................................    1,695      1,498
Sundry......................................................   11,468      9,300
                                                              -------    -------
          Totals............................................  $32,076    $28,291
                                                              =======    =======

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE F -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
9.25% Senior Subordinated Notes due 2007....................  $150,000    $150,000
Revolving credit maturing on April 30, 2001.................    86,000      20,000
Other.......................................................     2,105       2,755
                                                              --------    --------
                                                               238,105     172,755
Less current maturities.....................................       622         472
                                                              --------    --------
          Total.............................................  $237,483    $172,283
                                                              ========    ========

     During 1998 Park-Ohio entered a new credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. Interest is payable quarterly at the prime lending rate less 1% to .3% (6.75% at December 31, 1998) or at Park-Ohio's election at LIBOR plus .9% to 1.7% (which aggregated 6.5% at December 31, 1998). The interest rate is dependent on the aggregate amounts borrowed under the agreement. The weighted average rate on borrowings was 8.2% at December 31, 1998. The credit agreement expires on April 30, 2001.

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

     On November 25, 1997, the Company sold $150 million of its 9.25% Senior Subordinated Notes due 2007 at a price of 97.375% of face value. Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 1998. The fair market value of fixed rate debt securities at December 31, 1998 was approximately $152,625. The Company used the net proceeds of the Senior Subordinated Notes along with borrowings under its new credit facility to (i) redeem its 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004 and (ii) to repay substantially all amounts of its then existing credit facility. The early extinguishment of the 7 1/4% Convertible Senior Subordinated Debentures and the then existing credit facility resulted in an extraordinary charge of $1.5 million consisting of the following:

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
                                                                ======

     The Company has agreements on which up to $5 million in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1998, in addition to amounts borrowed under the revolving credit agreement, there is $2.8 million outstanding primarily for standby letters of credit. A fee of 1/4% to 3/8% is imposed by the bank on the unused portion of available borrowings.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     Maturities of long-term debt during each of the five years following December 31, 1998 are approximately $622 in 1999, $537 in 2000, $86,278 in 2001,
$427 in 2002 and $123 in 2003.

NOTE G -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $ 9,900    $10,200
  Inventory.................................................    6,800      6,500
  Tax net operating loss carryforwards and credits..........    1,500      4,100
  Other -- net..............................................    4,832      4,100
                                                              -------    -------
          Total deferred tax assets.........................   23,032     24,900
Deferred tax liabilities:
  Tax over book depreciation................................    6,900      5,200
  Pension...................................................    5,000      3,500
                                                              -------    -------
          Total deferred tax liabilities....................   11,900      8,700
                                                              -------    -------
Net deferred tax assets.....................................  $11,132    $16,200
                                                              =======    =======

     Income taxes consisted of the following:

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                (DOLLARS IN THOUSANDS)
Current:
     Federal................................................  $1,023    $  775    $ (150)
     State..................................................   1,037       733       500
     Foreign................................................   1,007       709       400
                                                              ------    ------    ------
                                                              3,067..    2,217       750
Deferred:
     Federal................................................   6,195     5,175     4,010
     State..................................................     464       511       300
                                                              ------    ------    ------
                                                               6,659     5,686     4,310
                                                              ------    ------    ------
Income taxes................................................  $9,726    $7,903    $5,060
                                                              ======    ======    ======

     The reasons for the difference between income taxes and the amount computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes are as follows:

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Computed statutory amount...................................  $7,700    $6,500    $5,000
Effect of state income taxes payable........................   1,000       800       600
Other.......................................................   1,026       603      (540)
                                                              ------    ------    ------
Income taxes................................................  $9,726    $7,903    $5,060
                                                              ======    ======    ======

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     At December 31, 1998, subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $1.1 million subject to certain limitations, which expire in 2001 to 2007.

NOTE H -- STOCK PLANS

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

     The 1996 Non-Employee Director Stock Option Plan authorized the granting of options on 250,000 shares of common stock to directors who are not employees of the Company. Annually, each non-employee director will automatically receive options to acquire 6,000 shares at the market price on the date of grant. Options under this plan are exercisable six months from the date of grant. Also during 1996 the Chairman and Chief Executive Officer of the Company was granted a non-statutory stock option to purchase 500,000 shares of common stock at $13.625 per share which was the market price at the date of grant. The options become 100% exercisable after five years and terminate fifteen years from the option date.

     Under the provisions of the 1998 Long-Term Incentive Plan ("1998 Plan"), which is administered by the Compensation Committee, incentive stock options, non-statutory stock options, stock appreciation rights ("SARs") restricted shares, performance shares or stock awards may be awarded to all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the market price at the date of grant. The aggregate number of shares of the Company's stock which may be awarded under the 1998 Plan is 550,000, all of which may be incentive stock options. No more than 250,000 shares shall be the subject of awards to any individual participant in any one calendar year. During 1998, there were no awards under the 1998 Plan.

     Had the compensation cost for the stock options granted in 1998, 1997 and 1996 been determined based on the fair value method of FASB Statement No. 123, the Company's net income and diluted earnings per share would have been reduced by $1,235 ($.11 per share) in 1998, $1,304 ($.11 per share) in 1997, and $1,290
($.11 per share) in 1996. The effects on 1998, 1997 and 1996 net earnings may not be representative of the effect on future years net earnings amounts as the compensation cost on each year's grant is recognized over the vesting period.

     Fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.75%, 5.25% and 5.25%; zero dividend yield; expected volatility of 39% in 1998, 40% in 1997 and 43% in 1996 and expected option lives of 6 years for 1998 and 1997 and 6 to 10 years for 1996.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     The following table reflects activity under all stock plans from January 1, 1996 through December 31, 1998, and the weighted average exercise prices:

                                                                            WEIGHTED
                                                              NUMBER      AVERAGE PRICE
                                                             OF SHARES      PER SHARE
                                                             ---------    -------------
Outstanding,
  January 1, 1996..........................................    540,500       $ 8.79
  Granted..................................................    698,000        13.62
  Exercised................................................    (31,167)        5.92
  Forfeited................................................     (1,333)       10.62
Outstanding,
  December 31, 1996........................................  1,206,000        11.63
  Granted..................................................     60,000        13.02
  Exercised................................................   (351,000)        7.97
  Forfeited................................................        -0-          -0-
Outstanding,
  December 31, 1997........................................    915,000        13.13
  Granted..................................................    145,000        18.45
  Exercised................................................    (20,817)       12.82
  Forfeited................................................     (3,333)       13.62
                                                             ---------
Outstanding at December 31, 1998...........................  1,035,850       $13.88
                                                             =========

     The following table summarizes information about options outstanding as of December 31, 1998:

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       ---------------------------------------------    ------------------------
                             NUMBER           WEIGHTED                     NUMBER
                          OUTSTANDING          AVERAGE      WEIGHTED    EXERCISABLE     WEIGHTED
                             AS OF            REMAINING     AVERAGE        AS OF        AVERAGE
      RANGE OF            DECEMBER 31,       CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
   EXERCISE PRICES            1998              LIFE         PRICE          1998         PRICE
   ---------------     ------------------    -----------    --------    ------------    --------
$ 9.125-$13.000              159,000             6.02        $10.78       148,983        $10.65
 13.125- 14.250              716,850            10.55         13.62       363,928         13.62
 14.500- 19.375              160,000             9.31         18.08        34,950         18.07
                           ---------                                      -------
                           1,035,850                                      547,861
                           =========                                      =======

NOTE I -- LEGAL PROCEEDINGS

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE J -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                    PENSION BENEFITS         OTHER BENEFITS
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.........  $ 45,473    $ 45,049    $ 21,673    $ 19,888
Service cost....................................       403         304         133         118
Amendments and other............................       116         158         -0-         -0-
Interest cost...................................     3,136       3,251       1,496       1,541
Plan participants' contributions................       -0-         -0-         118         118
Actuarial losses................................       731         995         497       2,207
Benefits paid...................................    (4,158)     (4,284)     (2,199)     (2,199)
                                                  --------    --------    --------    --------
Benefit obligation at end of year...............  $ 45,701    $ 45,473    $ 21,718    $ 21,673
                                                  ========    ========    ========    ========
CHANGE IN PLAN ASSETS
Fair Value of plan assets at beginning of
  year..........................................  $ 80,274    $ 63,139    $    -0-    $    -0-
Actual return on plan assets....................     7,832      21,204         -0-         -0-
Company contributions...........................        12         215       2,081       2,081
Plan participants' contributions................       -0-         -0-         118         118
Benefits paid...................................    (4,158)     (4,284)     (2,199)     (2,199)
                                                  --------    --------    --------    --------
Fair value of plan assets at end of year........  $ 83,960    $ 80,274    $    -0-    $    -0-
                                                  ========    ========    ========    ========
Funded status of the plan (underfunded).........  $ 38,259    $ 34,801    $(21,718)   $(21,673)
Unrecognized net transition obligation..........      (329)       (279)        -0-         -0-
Unrecognized net actuarial gain.................   (21,027)    (21,654)     (5,595)     (6,812)
Unrecognized prior service cost.................     1,395       1,429        (723)       (802)
                                                  --------    --------    --------    --------
Prepaid benefit cost............................  $ 18,298    $ 14,297    $(28,036)   $(29,287)
                                                  ========    ========    ========    ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...................................      7.00%       7.25%       7.00%       7.25%
Expected return on plan assets..................      8.50%       8.50%        N/A         N/A
Rate of compensation increase (decrease)........      2.50%       2.50%        N/A         N/A

     For measurement purposes, an 8.0% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter.

                                          PENSION BENEFITS               OTHER BENEFITS
                                     ---------------------------   ---------------------------
                                      1998      1997      1996      1998      1997      1996
                                     -------   -------   -------   -------   -------   -------
COMPONENTS OF NET
  PERIODIC BENEFIT COST
Service costs......................  $   403   $   302   $   296   $   133   $   118   $   106
Interest costs.....................    3,136     3,252     3,294     1,496     1,541     1,457
Expected return on plan assets.....   (6,642)   (5,181)   (4,879)      -0-       -0-       -0-
Transition obligation..............       77        77       -0-       -0-       -0-       -0-
Amortization of prior service
  cost.............................      181       170       156       (79)      (79)      (79)
Recognized net actuarial gain......   (1,225)     (332)      (26)     (343)     (407)     (464)
                                     -------   -------   -------   -------   -------   -------
Benefit costs......................  $(4,070)  $(1,712)  $(1,159)  $ 1,207   $ 1,173   $ 1,020
                                     =======   =======   =======   =======   =======   =======

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     The Company has two non-pension postretirement benefit plans. Health care benefits are provided on both a contributory and noncontributory basis. The life insurance plan is primarily noncontributory.

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                           1-PERCENTAGE-    1-PERCENTAGE
                                                               POINT           POINT
                                                             INCREASE         DECREASE
                                                           -------------    ------------
Effect on total of service and interest cost components
  in 1998................................................   $  124,000       $  124,000
Effect on post retirement benefit obligation as of
  December 31, 1998......................................   $1,373,000       $1,373,000

     The total contribution charged to pension expense for the Company's defined contribution plans was $876 in 1998, $687 in 1997 and $796 in 1996.

NOTE K -- LEASES

     Rental expense for 1998, 1997 and 1996 was $7,056, $6,696 and $4,751,
respectively. Future minimum lease commitments during each of the five years following December 31, 1998 are as follows: $6,858 in 1999, $5,687 in 2000, $4,824 in 2001, $3,594 in 2002 $2,322 in 2003 and $4,977 thereafter.

NOTE L -- INDUSTRY SEGMENTS

     The Company conducts its business through two segments: Integrated Logistics Solutions ("ILS") and Manufactured Products. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical, lawn and garden equipment industries. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     The Company's sales are made through its own sales organization, distributors and representatives. Intersegment sales from the manufactured products segment to the ILS segment are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses, interest expense and amortization of excess purchase price over net assets acquired. Identifiable assets by industry segment include assets directly identified with those operations.

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, and other assets.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales
     ILS...................................................  $364,546    $266,292    $188,306
     Manufactured products.................................   187,247     174,818     159,373
                                                             --------    --------    --------
                                                             $551,793    $441,110    $347,679
                                                             ========    ========    ========
Income from continuing operations before income taxes
     ILS...................................................  $ 34,595    $ 23,310    $ 15,282
     Manufactured products.................................    12,004      10,763      10,257
                                                             --------    --------    --------
                                                               46,599      34,073      25,539
     Amortization of excess purchase price over net assets
       acquired............................................    (2,277)     (2,211)     (1,902)
     Corporate costs.......................................    (4,174)     (3,562)     (1,937)
     Interest expense......................................   (17,488)     (9,101)     (6,947)
                                                             --------    --------    --------
                                                             $ 22,660    $ 19,199    $ 14,753
                                                             ========    ========    ========
Identifiable assets
     ILS...................................................  $288,713    $252,763    $134,107
     Manufactured products.................................   187,095     140,278     136,701
     General corporate.....................................    13,746      20,068      12,102
                                                             --------    --------    --------
                                                             $489,554    $413,109    $282,910
                                                             ========    ========    ========
Depreciation and amortization expense
     ILS...................................................  $  6,124    $  4,352    $  2,623
     Manufactured products.................................     6,629       6,013       5,375
                                                             --------    --------    --------
                                                             $ 12,753    $ 10,365    $  7,998
                                                             ========    ========    ========
Capital expenditures
     ILS...................................................  $  4,274    $  3,938    $  5,261
     Manufactured products.................................    18,316      11,870       9,163
     General corporate.....................................        91         139       1,166
                                                             --------    --------    --------
                                                             $ 22,681    $ 15,947    $ 15,590
                                                             ========    ========    ========

     The Company had sales of $33,728 in 1996 to Ford Motor Company which represented 10% of consolidated net sales.

     Approximately 89% of the Company's net sales are within the United States. None of the net sales to any foreign country represented more than 6% of the Company's total sales. Approximately 96% of the Company's assets are maintained in the United States.

NOTE M -- RESTRUCTURING CHARGES AND OTHER INCOME

     During the fourth quarter of 1996, the Company reorganized certain manufacturing operations which resulted in the realignment of two manufacturing facilities and the discontinuance of certain products lines. As a result of these actions, the Company recorded a charge of $2,700 primarily for the writedown of property and equipment and inventory to estimated net realizable value.

     In December 1996, the Company negotiated full settlement of subordinated notes receivable, resulting from the sale of two manufacturing facilities, which were fully reserved at the date of sale. The

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES net proceeds received of $2,700 were recorded in income in the fourth quarter. In the third quarter of 1996, the Company sold certain securities purchased during 1996 for $6,315 which resulted in a gain of $1,500.

NOTE N -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
NUMERATOR
Numerator for basic earnings per share -- income from
  continuing operations before extraordinary charge.........  $12,934   $11,296   $ 9,693
Effect of dilutive securities:
Amortization of imputed goodwill associated with the earnout
  shares....................................................      -0-       (63)      (84)
Interest (net of income taxes) associated with convertible
  senior subordinated debentures............................      -0-       886       999
                                                              -------   -------   -------
Numerator for diluted earnings per share-income from
  continuing operations after assumed conversions...........  $12,934   $12,119   $10,608
                                                              =======   =======   =======
Discontinued operations.....................................  $   -0-   $   -0-   $11,642
                                                              =======   =======   =======
Extraordinary item, net of tax..............................  $   -0-   $(1,513)  $   -0-
                                                              =======   =======   =======
Numerator for basic earnings per share-net income...........  $12,934   $ 9,783   $21,335
                                                              =======   =======   =======
Numerator for diluted earnings per share-net income after
  assumed conversions.......................................  $12,934   $10,606   $22,250
                                                              =======   =======   =======
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................   10,958    10,691    10,401
Effect of dilutive securities:
  Effect of General Aluminum Mfg. Company earnout shares
     deemed to be issued....................................      -0-       140       188
  Employee stock options....................................      203       204       340
  Convertible subordinated debentures.......................      -0-     1,019     1,151
                                                              -------   -------   -------
  Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions........   11,161    12,054    12,080
Basic earnings (loss) per share:
  Continuing operations.....................................  $  1.18   $  1.06   $   .93
                                                              =======   =======   =======
  Extraordinary item, net of tax............................  $   -0-   $  (.14)  $   -0-
                                                              =======   =======   =======
  Discontinued operations...................................  $   -0-   $   -0-   $  1.12
                                                              =======   =======   =======
  Net income................................................  $  1.18   $   .92   $  2.05
                                                              =======   =======   =======
Diluted earnings (loss) per share:
  Continuing operations.....................................  $  1.16   $  1.01   $   .88
                                                              =======   =======   =======
  Extraordinary item, net of tax............................  $   -0-   $  (.13)  $   -0-
                                                              =======   =======   =======
  Discontinued operations...................................  $   -0-   $   -0-   $   .96
                                                              =======   =======   =======
  Net income................................................  $  1.16   $   .88   $  1.84
                                                              =======   =======   =======

                          SUPPLEMENTARY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                                          ---------------------------------------------------------
                  1998                      MARCH 31       JUNE 30        SEPT. 30       DEC. 31
                  ----                      --------       -------        --------       -------
Net sales...............................    $136,503       $140,765       $133,370       $141,155
Gross profit............................      23,332         23,586         23,896         25,812
Net Income..............................    $  2,874       $  3,336       $  2,916       $  3,808
                                            ========       ========       ========       ========
Diluted Earnings Per Share..............    $    .26       $    .30       $    .26       $    .35
                                            ========       ========       ========       ========

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
                                            =======        ========       ========       ========

NOTE 1 -- On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44.0 million. The transaction has been accounted for as a purchase. Arden is a national distributor of speciality and standard fasteners to the industrial market. Arden is included in the Company's ILS segment.

NOTE 2 -- The extraordinary charge relates to the Company's decision to enter into a new bank agreement, issue 9 1/4% Senior Subordinated Notes due 2007 and redeem the Convertible Senior Subordinated Debentures.

NOTE 3 -- During September 1998, the Company completed the sale of Friendly & Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated financial position and operations of the Company.

NOTE 4 -- On October 8, 1998, the Company acquired all of the shares of GIS Industries, Inc. dba Gateway Industrial Supply ("Gateway"). The transaction has been accounted for as a purchase. Gateway is a distributor of fasteners and a manufacturer of fabricated metal products and fasteners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1998.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                              PAGE
                                                              ----
  Report of Independent Auditors............................     17
  Financial Statements
     Consolidated balance sheets -- December 31, 1998 and
      1997..................................................     18
     Consolidated statements of income -- years ended
      December 31, 1998, 1997 and 1996......................     19
     Consolidated statements of shareholders'
      equity -- years ended December 31, 1998, 1997 and
      1996..................................................     20
     Consolidated statements of cash flows -- years ended
      December 31, 1998, 1997 and 1996......................     21
     Notes to consolidated financial statements.............     22
  Selected quarterly financial data (unaudited) -- years
     ended December 31, 1998 and 1997.......................     35

   (3) Exhibits:

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

(b) Reports on Form 8-K filed in the fourth quarter of 1998:
    None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PARK-OHIO HOLDINGS CORP
                                                 (Registrant)

                                            By: /s/ RONALD J. COZEAN
                                              --------------------
                                              Ronald J. Cozean, Secretary

Date: March 26, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


             /s/ EDWARD F. CRAWFORD              Chairman, Chief Executive Officer and
------------------------------------------------ President (Principal Executive Officer)
               Edward F. Crawford                and Director

              /s/ JAMES S. WALKER                Vice President -- and Chief Financial
------------------------------------------------ Officer (Principal Financial and
                James S. Walker                  Accounting Officer)

            /s/ MATTHEW V. CRAWFORD              Director
------------------------------------------------
              Matthew V. Crawford

              /s/ KEVIN R. GREENE                Director
------------------------------------------------                                             March 26, 1999
                Kevin R. Greene
            /s/ LEWIS E. HATCH, JR.              Director
------------------------------------------------
              Lewis E. Hatch, Jr.

             /s/ THOMAS E. MCGINTY               Director
------------------------------------------------
               Thomas E. McGinty

            /s/ LAWRENCE O. SELHORST             Director
------------------------------------------------
              Lawrence O. Selhorst

             /s/ FELIX J. TARORICK               Director
------------------------------------------------
               Felix J. Tarorick

               /s/ JAMES W. WERT                 Director
------------------------------------------------
                 James W. Wert

                           ANNUAL REPORT ON FORM 10-K
                            PARK-OHIO HOLDINGS CORP.

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 EXHIBIT INDEX

EXHIBIT
-------
         2.0     Agreement of Merger dated February 20, 1998 by and among
                 Park-Ohio Industries, Inc., PKOH Merger Corp. and PKOH
                 Holding Corp. (filed as appendix A to the Registration
                 Statement on Form S-4 of Park-Ohio Industries, Inc., filed on February 26, 1998, SEC File No. 333-46931 and
                 incorporated by reference and made a part hereof)
         3.1     Amended and Restated Articles of Incorporation of Park-Ohio
                 Holdings Corp.
         3.2     Code of Regulations of Park-Ohio Holdings Corp.
         4.1     Indenture, dated November 25, 1997 by and among Park-Ohio
                 Industries, Inc. and Norwest Bank Minnesota, N.A. as trustee
                 (filed as Exhibit 4.1 of the Company's Registration
                 Statement on Form S-4, filed on December 23, 1997, SEC File
                 No. 333-43005 and incorporated by reference and made a part hereof)
         4.2     Amended and Restated Credit Agreement among Park-Ohio
                 Industries, Inc., and various financial institutions dated
                 November 2, 1998 (filed as Exhibit 4 to the Form 10-Q of
                 Park-Ohio Holdings Corp., filed on November 13, 1998, SEC
                 File No. 000-03134 and incorporated by reference and made a part hereof)
         10.1    Form of Indemnification Agreement entered into between
                 Park-Ohio Holdings Corp. and each of its directors and
                 certain officers
         10.2    Park-Ohio Industries, Inc. Amended and Restated 1992 Stock
                 Option Plan (filed as Exhibit A to Schedule 14A of Park-Ohio
                 Industries, Inc. filed on May 12, 1995, SEC File No.
                 000-03134 and incorporated by reference and made a part
                 hereof)
         10.3    Non-Statutory Stock Option Agreement dated February 22, 1996 by and between Park-Ohio Industries, Inc., and Edward F.
                 Crawford (filed as Appendix A to the Definitive Proxy
                 Statement of Park-Ohio Industries, Inc., filed on April 16,
                 1996, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
         10.4    1996 Non-employee Director Stock Option Plan (filed as
                 Appendix B to the Definitive Proxy Statement of Park-Ohio
                 Industries, Inc., filed on April 16, 1996, Sec File No.
                 000-03134 and incorporated by reference and made a part
                 hereof)
         10.5    1998 Long-Term Incentive Plan (filed as appendix E to the
                 Definitive Proxy Statement of Park-Ohio Industries, Inc.,
                 filed on April 24, 1998, SEC File No. 000-03134 and
                 incorporated by reference and made a part hereof)
         12.1    Computation of Ratios
         21.1    List of Subsidiaries of Park-Ohio Holdings Corp.
         23.1    Consent of Ernst & Young, LLP
         27.1    Financial Data Schedule for period ended December 31, 1998
                 (Electronic Filing Only)