Form 10-Q
period 1999-03-31
PARK OHIO HOLDINGS CORP
filed 1999-05-12
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1999, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of May 10, 1999: 11,147,462 including 373,806 shares in treasury.

                    The Exhibit Index is located on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- March 31, 1999 and December
            31, 1998
            Consolidated statements of income -- Three months ended
            March 31, 1999 and 1998
            Consolidated statement of shareholders' equity--Three months ended March 31, 1999
            Consolidated statements of cash flows -- Three months ended
            March 31, 1999 and 1998
            Notes to consolidated financial statements -- March 31, 1999
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31      DECEMBER 31
                                                                 1999           1998
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  4,489       $  4,320
  Accounts receivable, less allowances for doubtful accounts of $3,060 at March 31, 1999 and $2,803 at December 31,
     1998...................................................    101,761         95,718
  Inventories...............................................    168,072        150,052
  Deferred tax assets.......................................      2,232          2,232
  Other current assets......................................      6,614          5,468
                                                               --------       --------
          Total Current Assets..............................    283,168        257,790
Property, Plant and Equipment...............................    198,909        160,625
  Less accumulated depreciation.............................     74,488         70,468
                                                               --------       --------
                                                                124,421         90,157
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $8,919 at March 31, 1999
     and $8,105 at December 31, 1998........................    109,873         99,351
  Deferred taxes............................................      8,900          8,900
  Other.....................................................     38,814         33,356
                                                               --------       --------
                                                               $565,176       $489,554
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 62,066       $ 46,410
  Accrued expenses..........................................     54,990         32,076
  Current portion of long-term liabilities..................      2,034          2,372
                                                               --------       --------
          Total Current Liabilities.........................    119,090         80,858
Long-Term Liabilities, less current portion
  Long-term debt............................................    270,032        237,483
  Other postretirement benefits.............................     26,152         26,286
  Other.....................................................      4,572          3,740
                                                               --------       --------
                                                                300,756        267,509
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-            -0-
     Common Stock...........................................     11,148         11,148
  Additional paid-in capital................................     55,755         55,755
  Retained earnings.........................................     84,768         80,420
  Treasury stock, at cost...................................     (5,008)        (4,554)
  Accumulated other comprehensive earnings (loss)...........     (1,333)        (1,582)
                                                               --------       --------
                                                                145,330        141,187
                                                               --------       --------
                                                               $565,176       $489,554
                                                               ========       ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                              (DOLLARS IN THOUSANDS --
                                                               EXCEPT PER SHARE DATA)
Net sales...................................................   $171,403      $136,503
Cost of products sold.......................................    140,436       113,171
                                                               --------      --------
  Gross profit..............................................     30,967        23,332
Selling, general and administrative expenses................     17,952        14,137
                                                               --------      --------
  Operating income..........................................     13,015         9,195
Interest expense............................................      5,378         4,152
                                                               --------      --------
  Income before income taxes................................      7,637         5,043
Income taxes................................................      3,289         2,169
                                                               --------      --------
  Net income................................................   $  4,348      $  2,874
                                                               ========      ========
Net income per common share:
  Basic.....................................................   $    .40      $    .26
                                                               ========      ========
  Diluted...................................................   $    .40      $    .26
                                                               ========      ========
Common shares used in the computation:
  Basic.....................................................     10,793        10,996
                                                               ========      ========
  Diluted...................................................     10,938        11,246
                                                               ========      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                             ACCUMULATED
                                                                                OTHER
                                      ADDITIONAL                            COMPREHENSIVE
                           COMMON      PAID-IN      RETAINED    TREASURY      EARNINGS
                            STOCK      CAPITAL      EARNINGS     STOCK         (LOSS)         TOTAL
                           -------    ----------    --------    --------    -------------    --------
                                                     (DOLLARS IN THOUSANDS)
Balance January 1,
  1999...................  $11,148     $55,755      $80,420     $(4,554)       $(1,582)      $141,187
Comprehensive income:
  Net income.............                             4,348                                     4,348
  Foreign currency
     translation
     adjustment..........                                                          249            249
                                                                                             --------
       Comprehensive
          income.........                                                                       4,597
Purchase of treasury
  stock..................                                          (454)                         (454)
                           -------     -------      -------     -------        -------       --------
Balance March 31, 1999...  $11,148     $55,755      $84,768     $(5,008)       $(1,333)      $145,330
                           =======     =======      =======     =======        =======       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  4,348     $  2,874
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................     4,984        3,731
                                                              --------     --------
                                                                 9,332        6,605
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................     2,002       (9,348)
     Inventories and other current assets...................    (8,737)     (17,148)
     Accounts payable and accrued expenses..................    11,419       10,249
     Other..................................................    (2,629)      (2,296)
                                                              --------     --------
       Net Cash Provided (Used) by Operating Activities.....    11,387      (11,938)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (6,304)      (6,254)
  Costs of acquisitions, net of cash acquired...............   (29,146)         -0-
  Purchase of investments...................................      (446)        (101)
                                                              --------     --------
     Net Cash (Used) by Investing Activities................   (35,896)      (6,355)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........    29,000          -0-
  Proceeds from bank arrangements for operations............       -0-       17,500
  Payments on debt..........................................    (3,868)         (74)
  Purchase of treasury stock................................      (454)        (237)
  Issuance of common stock under stock option plan..........       -0-           73
                                                              --------     --------
     Net Cash Provided by Financing Activities..............    24,678       17,262
                                                              --------     --------
     Increase (Decrease) in Cash and Cash Equivalents.......       169       (1,031)
     Cash and Cash Equivalents at Beginning of Period.......     4,320        1,814
                                                              --------     --------
     Cash and Cash Equivalents at End of Period.............  $  4,489     $    783
                                                              ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

                (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- ACQUISITIONS AND DISPOSITION

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

     During 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and substantially all of the assets of St. Louis Screw and Bolt ("St. Louis Screw") and PMC Industries, Inc. ("PMC") for cash. Metalloy is a full service aluminum casting and machining company. St. Louis Screw is a manufacturer of bolts and PMC provides capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of Metalloy and the two other businesses prior to the date of acquisition were not material to the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31    DECEMBER 31
                                                                1999         1998
                                                              --------    -----------
In process and finished goods...............................  $135,709     $124,783
Raw materials and supplies..................................    32,363       25,269
                                                              --------     --------
                                                              $168,072     $150,052
                                                              ========     ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE D -- SHAREHOLDERS' EQUITY

     At March 31, 1999, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 11,147,462 shares were issued and outstanding including 367,706 shares held in treasury.

NOTE E -- CORPORATE REORGANIZATION

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

NOTE F -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
NUMERATOR
Net income..................................................   $4,348        $2,874
                                                               ======        ======
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................   10,793        10,996
Effect of dilutive securities:
  Employee stock options....................................      145           250
Denominator for diluted earnings per share-adjusted weighted average
                                                               ------        ------
shares and assumed conversions..............................   10,938        11,246
                                                               ======        ======
Net income per common share-basic...........................   $  .40        $  .26
                                                               ======        ======
Net income per common share-diluted.........................   $  .40        $  .26
                                                               ======        ======

NOTE G -- ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. This statement is applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the SOP in the first quarter of 1999. The impact of this new standard did not have a significant effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Accounting for the Costs of Start-up Activities". The SOP requires that costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted the SOP in the first quarter of 1999. The impact of adoption of the SOP on the Company's financial position, results of operations or cash flows was immaterial.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for years beginning after June 15, 1999 and is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE H -- SEGMENTS

     During the first quarter of 1999 the Company, upon completion of the acquisition of Metalloy, a full service aluminum casting and machining company, redefined its operating segments. The Company retained its Integrated Logistics Solutions ("ILS") segment and further segregated its former Manufactured Products segment into an Aluminum Products segment and a Manufactured Products segment. ILS is a leading national supplier of fasteners (e.g. nuts, bolts and screws) and other industrial products to original equipment

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES manufacturers, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. Aluminum Products manufactures cast aluminum critical components primarily for automotive original equipment manufacturers. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products is a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products for specific customer applications.

     Results by Business Segment were as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Net sales, including intersegment sales:
     ILS....................................................  $106,412      $ 91,794
     Aluminum products......................................    31,619         9,904
     Manufactured products..................................    33,372        34,805
                                                              --------      --------
                                                              $171,403      $136,503
                                                              ========      ========
Income before income taxes:
     ILS....................................................  $ 10,965      $  7,920
     Aluminum products......................................     2,971           633
     Manufactured products..................................       972         2,087
                                                              --------      --------
                                                                14,908        10,640
Amortization of excess purchase price over net assets
  acquired..................................................      (814)         (381)
Corporate costs.............................................    (1,079)       (1,064)
Interest expense............................................    (5,378)       (4,152)
                                                              --------      --------
                                                              $  7,637      $  5,043
                                                              ========      ========

                                                              MARCH 31,      DECEMBER 31,
                                                                1999             1998
                                                              ---------      ------------
Identifiable assets were as follows:
     ILS....................................................  $307,369         $288,713
     Aluminum products......................................    96,118           40,063
     Manufactured products..................................   155,496          147,009
     General corporate......................................     6,193           13,769
                                                              --------         --------
                                                              $565,176         $489,554
                                                              ========         ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of March 31, 1999, and the related consolidated statements of income for the three months ended March 31, 1999 and 1998, the consolidated statement of shareholders' equity for the three months ended March 31, 1999 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
April 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the three-month period ended March 31, 1999 is not directly comparable on a period-to-period basis to the financial information for the three-month period ended March 31, 1998 due to acquisitions made subsequent to the first quarter of 1998. During 1998, the Company acquired two businesses for $40.2 million. During October, 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a distributor of fasteners and a manufacturer of metal products and fasteners. During April, 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a distributor of fasteners located in Ontario, Canada. During 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and St. Louis Screw and Bolt ("St. Louis") and the assets of PMC Industries, Inc. ("PMC") for $29.1 million ("the 1999 Acquisitions"). Metalloy is a full service aluminum casting and machining company. St. Louis Screw is a manufacturer of bolts and PMC provides capital equipment and associated parts for the oil drilling industry. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. The Company defines its businesses into three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products also manufactures cast aluminum critical components primarily for automotive OEMs. Aluminum Products provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1998, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 42% compounded annual growth rate ("CAGR"), from $94.5 million to $551.8 million, and income from continuing operations on a fully taxed basis increased at a 40% CAGR from $2.4 million to $12.9 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and March 31, 1999, the Company's continuing operations incurred $70.5 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

THREE MONTHS 1999 VERSUS THREE MONTHS 1998

     Net sales increased by $34.9 million, or 26%, from $136.5 million for the first three months of 1998 to $171.4 million for the three months ended March 31, 1999. This growth results from acquisitions that the

Company made subsequent to March 31, 1998 and relates primarily to the ILS and the Aluminum Products segments. For ILS, the growth in net sales from acquisitions amounted to $12.7 million and related to Gateway and Direct. For Aluminum Products, net sales increased by $21.7 million and related primarily to the acquisition of Metalloy.

     Gross profit increased by $7.6 million, or 33%, from $23.3 million for the first three months of 1998 to $30.9 million for the first three months of 1999 and is directly related to acquisitions made in the preceding twelve months. The Company's consolidated gross margin increased to 18.1% for the first three months of 1999 from 17.1% for the first three months of 1998. This increase in consolidated gross margin was due to increased margins in both the Aluminum Products and ILS segments more than offsetting a decline in gross margins in the Manufactured Products segment. The increase in the Aluminum Products segment gross margin was due to increased production at General Aluminum thereby allocating fixed manufacturing overhead over a greater production base and to the acquisition of Metalloy which has a higher overall gross margin than the existing business. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and favorable raw material sourcing. The decline in margins in the Manufactured Products segment results primarily from reduced production activity at Ajax Manufacturing Company which caused fixed overhead costs to be spread over a lesser production base.

     Selling, general and administrative costs increased by 28% to $18.0 million for the first three months of 1999 from $14.1 million for the first three months of 1998. This increase was related to the acquisitions that have been consummated subsequent to the first quarter of 1998. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately the same for both periods.

     Interest expense increased by $1.2 million from $4.2 million for the three-month period ended March 31, 1998 to $5.4 million for the three-month period ended March 31, 1999 due to higher average debt outstanding during the current period offset by lower average interest rates in 1999 versus 1998. For the three-month period ended March 31, 1999, the Company averaged outstanding borrowings of $265.2 million as compared to $182.6 million outstanding for the three months ended March 31, 1998. The $82.6 million increase related primarily to acquisitions completed during the latter part of 1998 and the first quarter of 1999 with the remainder primarily related to working capital increases to support the realized and anticipated growth in business and to capital expenditures to support growth in the business. The average borrowing rate of 8.1% for the three months ended March 31, 1999 is 1.0% lower than the average rate of 9.1% for the three months ended March 31, 1998 primarily because of averaging increased borrowings under the Company's bank revolving credit which carry lower effective interest rates with the Company's subordinated debt which carries a higher coupon rate.

     The effective income tax rate for the three-month periods ended March 31, 1999 and 1998 was 43%. At December 31, 1998, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements. On November 2, 1998, Park-Ohio amended and restated its credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. The New Credit Agreement, the proceeds of which will be used for general corporate purposes, expires on April 30, 2001. Amounts borrowed under the New Credit Agreement may be borrowed at Park-Ohio's election at either
(i) the bank's prime lending rate less 100-30 basis points or (ii) LIBOR plus 90-170 basis points depending on the aggregate amount borrowed under the New Credit Agreement. As of April 30, 1999, $113 million was outstanding under the facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. Capital expenditures for 1999 are projected to be approximately $15 million which will be used to invest in the Company's current facilities for projected new business and for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 2.38 at March 31, 1999 versus 3.19 at December 31, 1998. Working capital decreased by $12.8 million to $164.1 million at March 31, 1999 from $176.9 million at December 31, 1998 largely as a result of implementing systems throughout the Company to more efficiently utilize and minimize levels of working capital necessary to operate the Company's diverse and separate operations and to purchase accounting adjustments related to the 1999 Acquisitions.

     During the first three months of 1999, the Company generated $9.3 million from operations before changes in operating assets and liabilities. After giving effect to the generation of $2.1 million in the operating accounts, the Company provided $11.4 million from operating activities. During the period, the Company invested $6.3 million in capital expenditures, used $29.1 for acquisitions and used $900 thousand for other purposes. These activities were primarily funded by a net increase in bank borrowings of $25.1 million.

     We have signed letters of intent to acquire two fastener logistics companies located in the eastern United States. These two companies had combined 1998 net sales of approximately $35 million. We believe these two acquisition candidates will enhance Integrated Logistics Solutions by providing new customers, geographic expansion on the east coast and an experienced sales and operating management team. We expect to borrow approximately $30 million under our revolving credit facility to complete these two acquisitions. We expect to close these two acquisitions by June 30, 1999.

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

     To date, the Task Force has completed its assessment of the Company's computer hardware and software applications, process control equipment, and other non-information technology equipment. After taking into consideration investments in new equipment and systems that have already been made, this assessment has determined that with only a few exceptions, the systems are Y2K compliant. The exceptions require upgrades of software programs or changes to existing programs. The remediation and testing phases are currently underway, and upgrades and software corrections are being completed. Essentially, the target for completion for all phases of the Company's primary systems is by June 30, 1999. Based upon the assessments and remediations completed to date, the Company does not expect that the Y2K issue will have a material effect on its business operations, consolidated financial condition, cash flows, or results of operations.

     In addition, the Task Force is reviewing the Y2K compliance of the Company's key suppliers, customers and service providers ("significant third parties") in an effort to reduce the potential adverse effect on its operations from non-compliance by such parties. This significant third party review has begun and is expected to be completed by June 30, 1999. Interfaces to external suppliers and customers are part of this assessment and validation process. As these significant third parties are reviewed, the Task Force intends to develop contingency plans, if necessary, for significant third parties that exhibit possible Y2K problems. If Y2K compliance is not achieved by these significant third parties, over which the Company has no control, it could, depending on duration, have a material adverse effect on the Company's operations. While the Company has not yet identified any potential exposure to the failure of such suppliers to become Y2K compliant, and currently believe such exposure is minimal, the reasonably likely worst case scenario is that the failure of suppliers to become compliant could cause delays in the receipt of raw materials or supplies. This may result in interruptions in production of certain products for a period of time which may delay shipments by the Company. The reasonably likely worst case scenario if customers fail to become compliant could cause sales orders to be delayed or not received which may cause a reduction in sales and shipments by the Company. The reasonably likely worst case scenario if the Company's systems are not Y2K compliant would be that operational and administrative costs could increase if automated functions become limited or would need to be performed manually.

     The Company is utilizing both internal and external resources to remedy, test, and implement the software and operating equipment for Y2K modifications. The total cost to achieve Y2K compliance is estimated at $9 million. Approximately 75% of this cost represents new systems, which the Company may have initiated during the period, notwithstanding the Y2K issue. To date, the Company has incurred approximately $8.0 million for new systems and equipment, with the majority of these costs for the conversion/development of systems. The remaining $1.0 million will be funded through operating cash flows. The Company does not separately identify the direct costs of internal employees working on Y2K projects.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $111.5 million at March 31, 1999. A 100 basis point increase in the interest rate would result in an increase in interest expense of $.3 million during the period.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

     (15) Letter re: unaudited financial information

     (27) Financial data schedule (Electronic filing only)

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

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

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:   Vice President and Chief
                                                Financial Officer

                                            Dated        May 11, 1999
                                               ---------------------------------