Form 10-Q
period 1999-09-30
PARK OHIO HOLDINGS CORP
filed 1999-11-12
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1999, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of October 31, 1999: 11,147,462 including 572,271 shares in treasury.

                    The Exhibit Index is located on page 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets--September 30, 1999 and December
            31, 1998
            Consolidated statements of income--Nine months and three
            months ended September 30, 1999 and 1998
            Consolidated statements of shareholders' equity--Nine months ended September 30, 1999
            Consolidated statements of cash flows--Nine months ended
            September 30, 1999 and 1998
            Notes to consolidated financial statements--September 30,
            1999
            Independent accountants' review report
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................      $  2,174         $  4,320
  Accounts receivable, less allowances for doubtful accounts of $2,805 at September 30, 1999 and $2,803 at December
     31, 1998...............................................       116,080           95,718
  Inventories...............................................       183,706          150,052
  Deferred tax assets.......................................         2,232            2,232
  Other current assets......................................         7,040            5,468
                                                                  --------         --------
          Total Current Assets..............................       311,232          257,790
Property, Plant and Equipment...............................       213,670          160,625
  Less accumulated depreciation.............................        82,174           70,468
                                                                  --------         --------
                                                                   131,496           90,157
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $10,831 at September 30,
     1999 and $8,105 at December 31, 1998...................       131,328           99,351
  Deferred taxes............................................         8,900            8,900
  Other.....................................................        48,561           33,356
                                                                  --------         --------
                                                                  $631,517         $489,554
                                                                  ========         ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................      $ 63,437         $ 46,410
  Accrued expenses..........................................        57,166           32,076
  Current portion of long-term liabilities..................         2,120            2,372
                                                                  --------         --------
          Total Current Liabilities.........................       122,723           80,858
Long-Term Liabilities, less current portion
  Long-term debt............................................       327,708          237,483
  Other postretirement benefits.............................        25,625           26,286
  Other.....................................................         3,688            3,740
                                                                  --------         --------
                                                                   357,021          267,509
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................           -0-              -0-
     Common Stock...........................................        11,148           11,148
  Additional paid-in capital................................        55,684           55,755
  Retained earnings.........................................        93,180           80,420
  Treasury stock, at cost...................................        (7,245)          (4,554)
  Accumulated other comprehensive earnings (loss)...........          (994)          (1,582)
                                                                  --------         --------
                                                                   151,773          141,187
                                                                  --------         --------
                                                                  $631,517         $489,554
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                  (DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)
Net sales.......................................  $178,087    $133,370    $536,407    $410,638
Cost of products sold...........................   146,542     109,474     440,082     339,824
                                                  --------    --------    --------    --------
  Gross profit..................................    31,545      23,896      96,325      70,814
Selling, general and administrative expenses....    18,108      14,547      56,255      42,077
                                                  --------    --------    --------    --------
  Operating income..............................    13,437       9,349      40,070      28,737
Interest expense................................     6,658       4,233      17,729      12,727
                                                  --------    --------    --------    --------
  Income before income taxes....................     6,779       5,116      22,341      16,010
Income taxes....................................     2,903       2,200       9,581       6,885
                                                  --------    --------    --------    --------
  Net income....................................  $  3,876    $  2,916    $ 12,760    $  9,125
                                                  ========    ========    ========    ========
Net income per common share:
  Basic.........................................  $    .36    $    .27    $   1.19    $    .83
                                                  ========    ========    ========    ========
  Diluted.......................................  $    .36    $    .26    $   1.17    $    .81
                                                  ========    ========    ========    ========
Common shares used in the computation:
  Basic.........................................    10,664      10,995      10,723      10,994
                                                  ========    ========    ========    ========
  Diluted.......................................    10,827      11,176      10,868      11,230
                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER
                                     ADDITIONAL                            COMPREHENSIVE
                          COMMON      PAID-IN      RETAINED    TREASURY      EARNINGS
                           STOCK      CAPITAL      EARNINGS     STOCK         (LOSS)         TOTAL
                          -------    ----------    --------    --------    -------------    --------
                                                    (DOLLARS IN THOUSANDS)
Balance January 1,
1999....................  $11,148     $55,755      $80,420     $(4,554)       $(1,582)      $141,187
Comprehensive income:
  Net income............                            12,760                                    12,760
  Foreign currency
     translation
     adjustment.........                                                          588            588
                                                                                            --------
       Comprehensive
          income........                                                                      13,348
Exercise of stock
  options...............                  (71)                     330                           259
Purchase of treasury
  stock.................                                        (3,021)                       (3,021)
                          -------     -------      -------     -------        -------       --------
Balance September 30,
  1999..................  $11,148     $55,684      $93,180     $(7,245)       $  (994)      $151,773
                          =======     =======      =======     =======        =======       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                1999          1998
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................   $12,760      $  9,125
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................    15,090        10,393
                                                               -------      --------
                                                                27,850        19,518
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................    (8,312)       (5,599)
     Inventories and other current assets...................   (25,268)      (15,930)
     Accounts payable and accrued expenses..................    12,660         6,990
     Other..................................................    (9,147)       (1,106)
                                                               -------      --------
       Net Cash (Used) Provided by Operating Activities.....    (2,217)        3,873
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (13,226)      (20,677)
  Costs of acquisitions, net of cash acquired...............   (65,237)       (6,036)
  Other.....................................................      (445)         (101)
                                                               -------      --------
     Net Cash (Used) by Investing Activities................   (78,908)      (26,814)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    88,500        36,500
  Issuance of 9.25% Senior Subordinated Notes, net of
     deferred financing costs...............................    49,508           -0-
  Payments on debt..........................................   (56,267)      (11,039)
  Purchase of treasury stock................................    (3,021)         (816)
  Issuance of common stock under stock option plan..........       259           253
                                                               -------      --------
     Net Cash Provided by Financing Activities..............    78,979        24,898
                                                               -------      --------
     (Decrease) Increase in Cash and Cash Equivalents.......    (2,146)        1,957
     Cash and Cash Equivalents at Beginning of Period.......     4,320         1,814
                                                               -------      --------
     Cash and Cash Equivalents at End of Period.............   $ 2,174      $  3,771
                                                               =======      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
                 (DOLLARS IN THOUSANDS- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- ACQUISITIONS AND DISPOSITION

     During the first nine months of 1999, the Company acquired all of the stock of The Metalloy Corporation ("Metalloy"), Columbia Nut and Bolt Corp. ("Columbia"), Industrial Fasteners Corporation ("Industrial"), M.P. Colinet ("Colinet") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw") and PMC Industries ("PMC") for cash. Metalloy is a full service aluminum casting and machining company. Columbia and Industrial are logistics providers of fastener related components. St. Louis Screw is a manufacturer of bolts and PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of each of these businesses prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     During 1998, the Company completed the acquisitions of Direct Fasteners Limited ("Direct") and GIS Industries, Inc. ("Gateway"). The transactions have been accounted for as purchases. Direct is a logistics provider of fastener related components. Gateway is a logistics provider of fastener related components and manufacturer of fabricated metal products and fasteners. The aggregate purchase price and the results of operations of Direct and Gateway prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     During September 1998, the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operations and financial position of the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
In process and finished goods..............................    $152,898         $124,783
Raw materials and supplies.................................      30,808           25,269
                                                               --------         --------
                                                               $183,706         $150,052
                                                               ========         ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE D -- SHAREHOLDERS' EQUITY

     At September 30, 1999, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 11,147,462 shares were issued including 521,271 shares held in treasury.

NOTE E -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30               SEPTEMBER 30
                                                       -----------------------    ----------------------
                                                          1999         1998         1999         1998
                                                       ----------    ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
NUMERATOR
Net income...........................................    $ 3,876       $2,916      $12,760      $ 9,125
                                                         =======       ======      =======      =======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares.....................................     10,664       10,995       10,723       10,994
Effect of dilutive securities:
  Employee stock options.............................        163          181          145          236
                                                         -------       ------      -------      -------
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions....     10,827       11,176       10,868       11,230
                                                         =======       ======      =======      =======
Net income per common share-basic....................    $   .36       $  .27      $  1.19      $   .83
                                                         =======       ======      =======      =======
Net income per common share-diluted..................    $   .36       $  .26      $  1.17      $   .81
                                                         =======       ======      =======      =======

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

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

     Results by Business Segment were as follows:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30            SEPTEMBER 30
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
Net sales, including intersegment sales:
  ILS..........................................  $112,710    $ 86,781    $328,245    $270,243
  Aluminum products............................    29,686       9,620      98,433      29,383
  Manufactured products........................    35,691      36,969     109,729     111,012
                                                 --------    --------    --------    --------
                                                 $178,087    $133,370    $536,407    $410,638
                                                 ========    ========    ========    ========
Income before income taxes:
  ILS..........................................  $ 10,215    $  8,421    $ 31,210    $ 25,125
  Aluminum products............................     1,860         306       8,975       1,411
  Manufactured products........................     3,957       2,861       6,694       7,305
                                                 --------    --------    --------    --------
                                                   16,032      11,588      46,879      33,841
  Amortization of excess purchase price over
     net assets acquired.......................    (1,018)       (506)     (2,726)     (1,496)
  Corporate costs..............................    (1,577)     (1,732)     (4,083)     (3,608)
  Interest expense.............................    (6,658)     (4,234)    (17,729)    (12,727)
                                                 --------    --------    --------    --------
                                                 $  6,779    $  5,116    $ 22,341    $ 16,010
                                                 ========    ========    ========    ========

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1999              1998
                                          ---------------    -------------
Identifiable assets were as follows:
     ILS................................     $357,702          $288,713
     Aluminum products..................       93,875            40,063
     Manufactured products..............      162,138           147,009
     General corporate..................       17,802            13,769
                                             --------          --------
                                             $631,517          $489,554
                                             ========          ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE I -- FINANCING ARRANGEMENTS

     On June 3, 1999, the Company sold an additional $50 million of its 9.25% Senior Subordinated Notes due 2007. The Company used the net proceeds to reduce the amount borrowed under its credit facility. Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year.

     On November 1, 1999, the Company amended its credit agreement with a group of banks under which it may borrow up to $175 million on an unsecured basis. Interest is payable quarterly at the prime lending rate less 1% to plus .2% or at Park-Ohio's election at LIBOR plus .9% to 2.2%. The interest rate is dependent on the aggregate amounts borrowed under the agreement.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 1999, and the related consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998, the consolidated statement of shareholders' equity for the nine months ended September 30, 1999 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
October 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the nine and three-month periods ended September 30, 1999 is not directly comparable on a period-to-period basis to the financial information for the nine and three-month periods ended September 30, 1998 due to acquisitions made in 1998 and 1999. During 1998, the Company acquired two businesses for $40.2 million. In October the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a logistics provider of fastener related components and a manufacturer of metal products and fasteners. In April the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a logistics provider of fastener related components located in Ontario, Canada. During the first nine months of 1999, the Company acquired six businesses for an aggregate purchase price of $65.2 million. In January, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw"). Metalloy is a full service aluminum casting and machining company. St. Louis Screw is a manufacturer of bolts. In February, the Company acquired substantially all of the assets of PMC Industries, ("PMC") and, in September, the Company acquired all of the shares of M.P. Colinet ("Colinet"). PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. In July, the Company acquired all of the shares of Columbia Nut and Bolt Corp. ("Columbia") and Industrial Fasteners Corporation ("Industrial"). Columbia and Industrial are logistics providers of fastener related components. Each of these transactions has been accounted for as a purchase and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

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

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. The Company has acquired businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and September 30, 1999, the Company's continuing operations incurred $77.4 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1999 VERSUS FIRST NINE MONTHS OF 1998

     Net sales increased by $125.8 million, or 31%, from $410.6 million for the first nine months of 1998 to $536.4 million for the first nine months of 1999. This growth results primarily from acquisitions that the Company has made subsequent to September 30, 1998 and relates primarily to the ILS and the Aluminum Products segments. For ILS, the growth in net sales amounted to $55.8 million of which $42.5 million related to acquisitive growth and the remainder to internal growth. For Aluminum Products, net sales increased by $69.0 million and related primarily to the acquisition of Metalloy.

     Gross profit increased by $25.5 million, or 36%, from $70.8 million for the first nine months of 1998 to $96.3 million for the first nine months of 1999 and is directly related to acquisitions made in the preceding twelve months. The Company's consolidated gross margin increased to 18.0% for the first nine months of 1999 from 17.2% for the first nine months of 1998. This increase in consolidated gross margin was due to increased margins in both the Aluminum Products and ILS segments offset by a slight decline in gross margins in the Manufactured Products segment. The increase in Aluminum Products was due to increased production at General Aluminum thereby allocating fixed manufacturing overhead over a greater production base and to the acquisition of Metalloy that has a higher overall gross margin than the existing business. The increase in margins in the ILS segment is primarily the result of the acquisitions having a higher gross margin than the existing business.

     Selling, general and administrative costs increased by 34% to $56.3 million for the first nine months of 1999 from $42.1 million for the first nine months of 1998. The increase was related to the acquisitions consummated subsequent to September 30, 1998. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.5% during the current period and 10.2% for the first nine months of 1998. The increase in rate for 1999 is caused by the acquisitions having a higher administrative expense relationship to sales than the existing core operations.

     Interest expense increased by $5.0 million from $12.7 million for the nine-month period ended September 30, 1998 to $17.7 million for the nine-month period ended September 30, 1999 due to higher average debt outstanding during the current period offset by lower average interest rates in 1999 versus 1998. For the nine-month period ended September 30, 1999, the Company averaged outstanding borrowings of $284.0 million as compared to $196.7 million for the nine months ended September 30, 1998. The $87.3 million increase related primarily to acquisitions completed during the latter part of 1998 and the first nine months of 1999. The average borrowing rate of 8.3% for the nine months ended September 30, 1999 is 31 basis points lower than the average rate of 8.6% for the nine months ended September 30, 1998 primarily because of increased borrowings under the Company's bank revolving credit which carries a lower effective interest rate.

     The effective income tax rate for the nine-month periods ended September 30, 1999 and 1998 was 43%. At December 31, 1998, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for federal tax purposes.

THIRD QUARTER 1999 VERSUS THIRD QUARTER 1998

     Net sales increased by $44.7 million, or 34%, from $133.4 million for the quarter ended September 30, 1998 to $178.1 million for the three months ended September 30, 1999. This growth results primarily from acquisitions made subsequent to September 30, 1998 and relates primarily to the ILS and the Aluminum Products segments. For ILS, the growth in net sales amounted to $25.1 million of which $20.5 million related to acquisitive growth and the remainder to internal growth. For Aluminum Products, net sales increased by $20.1 million of which $18.3 related to the acquisition of Metalloy and the remaining $1.8 million related to internal growth.

     Gross profit increased by $7.6 million, or 32%, from $23.9 million for the quarter ended September 30, 1998 to $31.5 million for the quarter ended September 30, 1999. This increase was a result of acquisitions made in the last twelve months increasing gross profit by $10.5 million offsetting a decline in gross profit from the existing businesses of $2.9 million. The decrease in gross profit from the existing businesses primarily related to ILS and was the result of production decreases at two agricultural customers, product mix changes and not realizing certain cost of goods improvements with vendors. All segments experienced increased margins compared to the year earlier period and were primarily due to acquisitions made in the preceding twelve months which had higher overall gross margins than the existing business. However, the Company's consolidated gross margin decreased slightly to 17.7% for the current period from 17.9% for the quarter ended September 30, 1998. This decrease in overall gross margins results from increased sales in the ILS and Aluminum Products segments which have lower gross margins compared to Manufactured Products.

     Selling, general and administrative costs increased by 25% to $18.1 million for the quarter ended September 30,1999 from $14.5 million for the quarter ended September 30, 1998. The entire increase was related to acquisitions that have been consummated subsequent to the third quarter of 1998. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.2% in the current period and 10.9% in the corresponding period of the prior year. The decrease in rates results from cost reduction efforts and efficiencies realized in the core operations.

     Interest expense increased by $2.4 million from $4.2 million for the quarter ended September 30, 1998 to $6.6 million for the quarter ended September 30, 1999 due to higher average debt outstanding during the current period and higher average interest rates in 1999 versus 1998. For the quarter ended September 30, 1999, the Company averaged outstanding borrowings of $308.0 million as compared to $203.9 million outstanding for the quarter ended September 30, 1998. The $104.1 million increase related to acquisitions completed during the latter part of 1998 and the first nine months of 1999. The average borrowing rate of 8.7% for the quarter ended September 30, 1999 is 40 basis points higher than the average rate of 8.3% for the quarter ended September 30, 1998 primarily because of the $50 million add-on in June 1999, to the Company's Senior Subordinated Notes which carries a rate of 9.25% versus 6.6% on the bank debt it replaced.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On November 1, 1999, Park-Ohio amended its credit agreement with a group of banks under which it may borrow up to $175 million on an unsecured basis. The proceeds from the amended credit agreement, which expires on April 30, 2001, will be used for general corporate purposes. Amounts borrowed under the new credit agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate less 100 basis points to plus 20 basis points or (ii) LIBOR plus 90-220 basis points depending on the aggregate amount borrowed under the new credit agreement. As of October 31, 1999, $125.5 million was outstanding under the facility.

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

     The ratio of current assets to current liabilities was 2.54 at September 30, 1999 versus 3.19 at December 31, 1998. Working capital increased by $11.6 million, after giving effect to acquisitions made subsequent to December 31, 1998, to $188.5 million at September 30, 1999 from $176.9 million at December 31, 1998.

     During the first nine months of 1999, the Company generated $27.9 million from operations before changes in operating assets and liabilities. After giving effect to the use of $30.1 million in the operating accounts, the Company used $2.2 million from operating activities compared to providing $3.9 million for the first nine months of 1998. During the period, the Company invested $13.2 million in capital expenditures, used $65.2 for acquisitions and used $3.2 million for other purposes, primarily the purchase of treasury shares. These activities were funded by issuing $49.5 million of 9.25% Senior Subordinated Notes, a net increase of $32.2 million in bank borrowings and cash of $2.1 million.

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

     To date, the Task Force has completed its assessment of our computer hardware and software applications, process control equipment, and other non-information technology equipment. After taking into consideration investments in new equipment and systems that have already been made, this assessment has determined that with only a few exceptions, the systems are Year 2000 compliant. The exceptions require upgrades of software programs or changes to existing programs, which are nearly complete. The remediation and testing phases are currently underway, and upgrades and software corrections are being completed. The target for completion of all phases is by the end of November, 1999. We also expect critical contingency plans to be developed by the end of November, 1999, as well. Based upon the assessments and remediations completed to date, we do not expect that the Year 2000 issue with respect to our internal systems will have a material effect on our business operations, consolidated financial condition, cash flows, or results of operations.

     In addition, the Task Force is continuing to review the Year 2000 compliance of our key suppliers, customers and service providers ("significant third parties") in an effort to reduce the potential adverse effect on our operations from non-compliance by those parties. Interfaces to external suppliers and customers are part of this assessment and validation process. As these significant third parties are reviewed, the Task Force intends to develop contingency plans, if necessary, for those parties that exhibit possible Year 2000 problems. We have identified the most likely risk of Year 2000 non-compliance as the risk that significant third parties will not be Year 2000 compliant. Due to the general uncertainty inherent in the Year 2000 problem, we are unable to determine at this time whether the consequence of third party Year 2000 compliance failures will have a material affect on our results of operations or financial condition. If Year 2000 compliance is not achieved by these significant third parties, over which we have no control, it could, depending on duration, have a material adverse effect on our operations.

     We are utilizing both internal and external resources to remedy, test, and implement the software and operating equipment for Year 2000 modifications. The total cost to achieve Year 2000 compliance is estimated at $9 million. Approximately 75% of this cost represents new systems, which the Company may have initiated during the period, notwithstanding the Year 2000 issue. To date, the Company has incurred approximately $8.8 million for Year 2000 modifications, with the majority of these costs for the conversion/development of systems. The remaining $.2 million will be funded through operating cash flows. We generally do not separately identify the direct costs of internal employees working on Year 2000 projects.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in our net sales and operating income in recent years, seasonal fluctuations have been mitigated. However, the Company's results of operations are stronger in the first six months rather than the last six months due to scheduled plant maintenance in the third quarter to coincide with customer plant shut downs and holidays in the fourth quarter.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels of capital expenditures, financial resources and the Year 2000 conversion. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in our relationships with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and our ability, as well as the ability of our vendors and customers to achieve Year 2000 compliance. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 1999, and for the nine and three-month periods ended September 30, 1999 and 1998, have been reviewed, prior to filing, by Ernst & Young LLP, our independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility which consisted of borrowings of $125 million at September 30, 1999. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of $.3 million for the three-month period ended September 30, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

          (4) Second Amendment Agreement to the Amended and Restated Credit Agreement among Park-Ohio Industries, Inc. and various financial institutions dated November 1, 1999.

          (15) Letter re: unaudited financial information

          (27) Financial data schedule (Electronic filing only)

     We did not file any reports on Form 8-K during the three months ended September 30, 1999.

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

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated      November 12, 1999
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBIT
-------
   (4)     Second Amendment Agreement to the Amended and Restated
           Credit Agreement among Park-Ohio Industries, Inc. and
           various financial institutions dated November 1, 1999.
  (15)     Letter re: unaudited financial information
  (27)     Financial data schedule (Electronic filing only)