Form 10-Q
period 2000-03-31
PARK OHIO HOLDINGS CORP
filed 2000-05-12
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO____________

                           COMMISSION FILE NO. 0-3134

                            PARK-OHIO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

                  OHIO                                    34-1867219
-----------------------------------------  -----------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  23000 EUCLID AVENUE, CLEVELAND, OHIO                       44117
-----------------------------------------  -----------------------------------------
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

        YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of April 28, 2000: 10,547,791.

                    The Exhibit Index is located on page 17.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- March 31, 2000 and December
            31, 1999
            Consolidated statements of income -- Three month periods ended March 31, 2000 and 1999
            Consolidated statement of shareholders' equity -- Three months ended March 31, 2000
            Consolidated statements of cash flows -- Three month periods ended March 31, 2000 and 1999
            Notes to consolidated financial statements -- March 31, 2000
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31      DECEMBER 31
                                                                 2000           1999
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,724       $  5,867
  Accounts receivable, less allowances for doubtful accounts of $3,304 at March 31, 2000 and $3,296 at December 31,
     1999...................................................    130,232        112,896
  Inventories...............................................    204,382        192,270
  Deferred tax assets.......................................        600            600
  Other current assets......................................      5,822          5,250
                                                               --------       --------
          Total Current Assets..............................    344,760        316,883
Property, Plant and Equipment...............................    217,343        211,093
  Less accumulated depreciation.............................     91,052         86,721
                                                               --------       --------
                                                                126,291        124,372
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $12,934 at March 31, 2000
     and $11,941 at December 31, 1999.......................    137,045        137,905
  Deferred taxes............................................      2,400          2,400
  Other.....................................................     49,996         48,321
                                                               --------       --------
                                                               $660,492       $629,881
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 79,295       $ 72,452
  Accrued expenses..........................................     42,540         33,064
  Current portion of long-term liabilities..................      2,454          2,557
                                                               --------       --------
          Total Current Liabilities.........................    124,289        108,073
Long-Term Liabilities, less current portion
  Long-term debt............................................    350,218        339,813
  Other postretirement benefits.............................     25,066         25,470
  Other.....................................................      1,843          1,840
                                                               --------       --------
                                                                377,127        367,123
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-            -0-
     Common Stock...........................................     11,148         11,148
  Additional paid-in capital................................     55,684         55,684
  Retained earnings.........................................    101,234         96,674
  Treasury stock, at cost...................................     (8,123)        (7,969)
  Accumulated other comprehensive earnings (loss)...........       (867)          (852)
                                                               --------       --------
                                                                159,076        154,685
                                                               --------       --------
                                                               $660,492       $629,881
                                                               ========       ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                              (DOLLARS IN THOUSANDS --
                                                               EXCEPT PER SHARE DATA)
Net sales...................................................   $206,360      $171,403
Cost of products sold.......................................    170,083       140,436
                                                               --------      --------
  Gross profit..............................................     36,277        30,967
Selling, general and administrative expenses................     21,044        17,952
                                                               --------      --------
  Operating income..........................................     15,233        13,015
Interest expense............................................      7,505         5,378
                                                               --------      --------
  Income before income taxes................................      7,728         7,637
Income taxes................................................      3,168         3,289
                                                               --------      --------
  Net income................................................   $  4,560      $  4,348
                                                               ========      ========
Net income per common share:
  Basic.....................................................   $    .43      $    .40
                                                               ========      ========
  Diluted...................................................   $    .43      $    .40
                                                               ========      ========
Common shares used in the computation:
  Basic.....................................................     10,550        10,793
                                                               ========      ========
  Diluted...................................................     10,551        10,938
                                                               ========      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                             ACCUMULATED
                                                                                OTHER
                                         ADDITIONAL                         COMPREHENSIVE
                               COMMON     PAID-IN     RETAINED   TREASURY     EARNINGS
                                STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)        TOTAL
                               -------   ----------   --------   --------   -------------   --------
                                                      (DOLLARS IN THOUSANDS)
Balance January 1, 2000......  $11,148    $55,684     $ 96,674   $(7,969)       $(852)      $154,685
Comprehensive income:
  Net income.................                            4,560                                 4,560
  Foreign currency
     translation
     adjustment..............                                                     (15)           (15)
                                                                                            --------
     Comprehensive income....                                                                  4,545
Purchase of treasury stock...                                       (154)                       (154)
                               -------    -------     --------   -------        -----       --------
Balance March 31, 2000.......  $11,148    $55,684     $101,234   $(8,123)       $(867)      $159,076
                               =======    =======     ========   =======        =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  4,560     $  4,348
  Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
     Depreciation and amortization..........................     5,505        4,984
                                                              --------     --------
                                                                10,065        9,332
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................   (17,336)       2,002
     Inventories and other current assets...................   (12,684)      (8,737)
     Accounts payable and accrued expenses..................    16,319       11,419
     Other..................................................    (2,223)      (2,629)
                                                              --------     --------
       Net Cash (Used) Provided by Operating Activities.....    (5,859)      11,387

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (6,431)      (6,304)
  Costs of acquisitions, net of cash acquired...............       -0-      (29,146)
  Purchase of investments...................................       -0-         (446)
                                                              --------     --------
     Net Cash (Used) by Investing Activities................    (6,431)     (35,896)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    10,500       29,000
  Payments on debt..........................................      (199)      (3,868)
  Purchase of treasury stock................................      (154)        (454)
                                                              --------     --------
     Net Cash Provided by Financing Activities..............    10,147       24,678
                                                              --------     --------
     (Decrease)Increase in Cash and Cash Equivalents........    (2,143)         169
     Cash and Cash Equivalents at Beginning of Period.......     5,867        4,320
                                                              --------     --------
     Cash and Cash Equivalents at End of Period.............  $  3,724     $  4,489
                                                              ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

                (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B -- ACQUISITIONS

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

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31    DECEMBER 31
                                                                2000         1999
                                                              --------    -----------
In process and finished goods...............................  $170,646     $160,648
Raw materials and supplies..................................    33,736       31,622
                                                              --------     --------
                                                              $204,382     $192,270
                                                              ========     ========

NOTE D -- SHAREHOLDERS' EQUITY

     At March 31, 2000, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,547,791 shares were issued and outstanding.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE E -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                               2000         1999
                                                              -------      -------
NUMERATOR
Net income..................................................  $ 4,560      $ 4,348
                                                              =======      =======
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................   10,550       10,793
Effect of dilutive securities:
Employee stock options......................................        1          145
                                                              -------      -------
Denominator for diluted earnings per share-adjusted weighted
  average shares and assumed conversions....................   10,551       10,938
                                                              =======      =======
Net income per common share-basic...........................  $   .43      $   .40
                                                              =======      =======
Net income per common share-diluted.........................  $   .43      $   .40
                                                              =======      =======

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133, as delayed by the issuance of Statement 137, is effective for years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE G -- SEGMENTS

     The Company manages its business based upon three operating segments:
Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading national supplier of fasteners (e.g. nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. Aluminum Products are cast aluminum components manufactured primarily for automotive OEMs. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products is a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products for specific customer applications. There are no intersegment sales.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     Results by Business Segment were as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net sales:
     ILS....................................................  $134,729    $106,412
     Aluminum products......................................    33,781      31,619
     Manufactured products..................................    37,850      33,372
                                                              --------    --------
                                                              $206,360    $171,403
                                                              ========    ========
Income before income taxes:
     ILS....................................................  $ 13,630    $ 10,965
     Aluminum products......................................     2,630       2,971
     Manufactured products..................................     1,841         972
                                                              --------    --------
                                                                18,101      14,908
Amortization of excess purchase price over net assets
  acquired..................................................      (993)       (814)
Corporate costs.............................................    (1,875)     (1,079)
Interest expense............................................    (7,505)     (5,378)
                                                              --------    --------
                                                              $  7,728    $  7,637
                                                              ========    ========

                                                              MARCH 31    DECEMBER 31
                                                                2000         1999
                                                              --------    -----------
Identifiable assets were as follows:
     ILS....................................................  $364,314     $343,522
     Aluminum products......................................   104,246       97,717
     Manufactured products..................................   173,494      170,267
     General corporate......................................    18,438       18,375
                                                              --------     --------
                                                              $660,492     $629,881
                                                              ========     ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of income for the three month periods ended March 31, 2000 and 1999, the consolidated statement of shareholders' equity for the three months ended March 31, 2000 and the consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based upon our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
April 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information for the three-month period ended March 31, 2000 is not directly comparable on a period-to-period basis to the financial information for the three-month period ended March 31, 1999 due to acquisitions made subsequent to the first quarter of 1999. In July, the Company acquired all of the shares of Columbia Nut and Bolt Corp. ("Columbia") and Industrial Fasteners Corporation ("Industrial"). Columbia and Industrial are logistics providers of fastener related components. In September, the Company acquired all of the shares of M.P. Colinet ("Colinet"). Colinet provides capital equipment and associated parts for the oil drilling industry and is complementary to PMC Industries, Inc., a subsidiary of the Company acquired in February, 1999. Each of these transactions has been accounted for as a purchase and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. The Company manages its businesses based upon three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading national business to business supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1999, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 40% compounded annual growth rate ("CAGR"), from $94.5 million to $717.2 million, and income from continuing operations on a fully taxed basis increased at a 38% CAGR from $2.4 million to $16.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. The Company has acquired businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by leveraging existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and March 31, 2000, the Company's continuing operations incurred $93.3 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

Three Months 2000 versus Three Months 1999

     Net sales increased by $35.0 million, or 20%, from $171.4 million in 1999 to $206.4 million in 2000. Of the $35.0 million in growth for the quarter, $23.7 million represents organic growth, primarily ILS, while the remainder is acquisitive. For ILS, net sales increased 27% or $28.3 million of which $17.1 million related to internal growth (a 16% internal growth rate) and the remainder to acquisitions made in the second half of 1999. For Aluminum Products and Manufactured Products, net sales increases of 7% and 13%, respectively, related to organic growth.

     Gross profit increased by $5.3 million, or 17%, from $31.0 million in 1999 to $36.3 million in 2000. Of the increase in gross profit, $2.7 million is attributable to the organic increase in sales and the remainder to acquisitions. However, the Company's consolidated gross margin decreased to 17.6% for the first three months of 2000 from 18.1% for the first three months of 1999. This decrease in consolidated gross margin was due to decreased gross margins in both Aluminum Products and ILS not being offset by increased margins in Manufactured Products. The decrease in gross margins at ILS results from a change in product mix to lower margin items. For Aluminum Products, the decline in gross margins results from the phasing out of certain production parts during the second half of 1999, yet to be fully replaced, thereby causing unabsorbed fixed burden to increase during the current period. The increase in gross margins at Manufactured Products results from increased sales of higher margin products particularly in the oil drilling capital equipment business, and to increased production levels which allocates fixed overhead costs over a larger productive base.

     Selling, general and administrative costs increased by 17% to $21.0 million for 2000 from $18.0 million for 1999. The increase was related to recent acquisitions and to increased sales. For the three-month period ended March 31, 2000, selling, general and administrative expenses benefited from an increase in net pension credits of $800 thousand, reflecting favorable investment returns on pension plan assets. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.2% during the current period and 10.5% for 1999.

     Interest expense increased by $2.1 million from $5.4 million in 1999 to $7.5 million in 2000 due to higher average debt outstanding and to higher average rates during the current period. For the quarter ended March 31, 2000, the Company averaged outstanding borrowings of $345.9 million as compared to $265.2 million for the corresponding period of the prior year. The $80.7 million increase related primarily to acquisitions completed during 1999 and to increases in working capital. The average borrowing rate of 8.68% for the three-month period ended March 31, 2000 is 57 basis points higher than the average rate of 8.11% for 1999 primarily because of the $50 million add-on in June 1999 to the Company's Senior Subordinated Notes and to increased rates related to the Company's revolving credit facility caused by Federal Reserve action.

     The effective income tax rate for the three-month period ended March 31, 2000 was 41% compared to 43% for the corresponding period of the prior year. The decrease in tax rate results from the relative reduction of non-deductible goodwill for tax purposes and to a corresponding increase in research and experimental credits.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On November 1, 1999, the Company amended its credit agreement with a group of banks under which it may borrow up to $175 million on an unsecured basis. The proceeds from the amended credit agreement, which expires on April 30, 2001, will be used for general corporate purposes. Amounts borrowed under the new credit agreement may be borrowed at the Company's election at either (i) the bank's prime lending rate less 100 basis points to plus 20 basis points or (ii) LIBOR plus 90-220 basis points depending on the aggregate amount borrowed under the new credit agreement. As of March 31, 2000, $148.5 million was outstanding under the facility. The Company's ability to refinance or extend its borrowings under this facility will be dependent on a variety of factors, including the Company's operating performance and the outlook for the Company and its industry groups and the availability of credit for borrowers in the Company's industry groups and in the economy generally.

     On June 3, 1999, the Company sold an additional $50 million of its 9.25% Senior Subordinated Notes due 2007 bringing the amount of Notes outstanding to $200 million. The Company used the net proceeds from the sale of the Notes ($49.5 million) to repay outstanding bank borrowings.

     Current financial resources, including available bank borrowing arrangements and anticipated funds from operations, are expected to be adequate to meet current cash requirements. Capital expenditures for 2000 are projected to be approximately $14 million that will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 2.77 at March 31, 2000 versus 2.93 at December 31, 1999. Working capital increased by $11.7 million to $220.5 at March 31, 2000 from $208.8 million at December 31, 1999 to support the internal growth of the Company.

     During the first three months of 2000, the Company generated $10.1 million from operations before changes in operating assets and liabilities. After giving effect to the use of $15.9 million in the operating accounts, the Company used $5.9 million from operating activities compared to providing $11.4 million in 1999. During the period, the Company invested $6.4 million in capital expenditures. These activities were funded by an increase of $10.5 million in bank borrowings and a decrease in cash for the period of $2.1 million.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's capital resources and anticipated levels of capital expenditures. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: our ability to renegotiate or extend the existing credit facility, general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in our relationships with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $148.5 million at March 31, 2000. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the period.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (15)  Letter re: unaudited financial information
        (27)  Financial data schedule (Electronic filing only)

     The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

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

                                                  PARK-OHIO HOLDINGS CORP.
                                            ------------------------------------
                                                        (Registrant)

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name: J. S. Walker
                                            Title:   Vice President and Chief
                                                Financial Officer (Principal
                                                     Financial and Accounting
                                                     Officer)

                                            Dated          May 12, 2000
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBIT
-------
 (15)      Letter re: unaudited financial information
 (27)      Financial data schedule (Electronic filing only)