Form 10-Q
period 2000-06-30
PARK OHIO HOLDINGS CORP
filed 2000-08-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 2000, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO____________

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

        YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of July 31, 2000: 10,544,387.

                    The Exhibit Index is located on page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- June 30, 2000 and December
            31, 1999
            Consolidated statements of operations -- Six months and three months ended June 30, 2000 and 1999
            Consolidated statement of shareholders' equity -- Six months ended June 30, 2000
            Consolidated statements of cash flows -- Six months ended
            June 30, 2000 and 1999
            Notes to consolidated financial statements -- June 30, 2000
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 2000           1999
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,325       $  5,867
  Accounts receivable, less allowances for doubtful accounts of $3,300 at June 30, 2000 and $3,296 at December 31,
     1999...................................................    122,492        112,896
  Inventories...............................................    185,321        192,270
  Deferred tax assets.......................................        600            600
  Other current assets......................................     11,153          5,250
                                                               --------       --------
          Total Current Assets..............................    322,891        316,883
Property, Plant and Equipment...............................    206,754        211,093
  Less accumulated depreciation.............................     87,712         86,721
                                                               --------       --------
                                                                119,042        124,372
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $10,358 at June 30, 2000
     and $11,941 at December 31, 1999.......................    125,094        137,905
  Deferred taxes............................................      2,400          2,400
  Other.....................................................     51,844         48,321
                                                               --------       --------
                                                               $621,271       $629,881
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 69,334       $ 72,452
  Accrued expenses..........................................     38,586         33,064
  Current portion of long-term liabilities..................      2,443          2,557
                                                               --------       --------
          Total Current Liabilities.........................    110,363        108,073
Long-Term Liabilities, less current portion
  Long-term debt............................................    334,504        339,813
  Other postretirement benefits.............................     24,748         25,470
  Other.....................................................      1,886          1,840
                                                               --------       --------
                                                                361,138        367,123
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-            -0-
     Common Stock...........................................     11,210         11,148
  Additional paid-in capital................................     56,184         55,684
  Retained earnings.........................................     92,967         96,674
  Treasury stock, at cost...................................     (8,657)        (7,969)
  Accumulated other comprehensive earnings (loss)...........     (1,372)          (852)
  Unearned compensation -- restricted stock awards..........       (562)           -0-
                                                               --------       --------
                                                                149,770        154,685
                                                               --------       --------
                                                               $621,271       $629,881
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30                   JUNE 30
                                                  ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                  ---------    ---------    ---------    ---------
                                                  (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales.......................................  $204,539     $186,917     $410,899     $358,320
Cost of products sold...........................   167,246      153,104      337,329      293,540
                                                  --------     --------     --------     --------
  Gross profit..................................    37,293       33,813       73,570       64,780
Selling, general and administrative expenses....    21,392       20,195       42,436       38,147
                                                  --------     --------     --------     --------
  Operating income..............................    15,901       13,618       31,134       26,633
Interest expense................................     7,720        5,693       15,225       11,071
Loss on sale of Kay Home Products...............    15,318          -0-       15,318          -0-
                                                  --------     --------     --------     --------
  Income (loss) before income taxes.............    (7,137)       7,925          591       15,562
Income taxes....................................     1,130        3,389        4,298        6,677
                                                  --------     --------     --------     --------
  Net income (loss).............................  $ (8,267)    $  4,536     $ (3,707)    $  8,885
                                                  ========     ========     ========     ========
Net income (loss) per common share:
  Basic.........................................  $   (.79)    $    .42     $   (.35)    $    .83
                                                  ========     ========     ========     ========
  Diluted.......................................  $   (.79)    $    .42     $   (.35)    $    .82
                                                  ========     ========     ========     ========
Common shares used in the computation:
  Basic.........................................    10,528       10,714       10,539       10,753
                                                  ========     ========     ========     ========
  Diluted.......................................    10,528       10,839       10,539       10,888
                                                  ========     ========     ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                              ADDITIONAL                         COMPREHENSIVE
                                    COMMON     PAID-IN     RETAINED   TREASURY     EARNINGS        UNEARNED
                                     STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)       COMPENSATION    TOTAL
                                    -------   ----------   --------   --------   -------------   ------------   --------
                                                                 (DOLLARS IN THOUSANDS)
Balance January 1, 2000...........  $11,148    $55,684     $96,674    $(7,969)      $  (852)        $  -0-      $154,685
Issuance of restricted stock......       62        500                                                (562)          -0-
Comprehensive income:
  Net loss........................                          (3,707)                                               (3,707)
  Foreign currency translation
     adjustment...................                                                     (520)                        (520)
                                                                                                                --------
     Comprehensive income
       (loss).....................                                                                                (4,227)
Purchase of treasury stock........                                       (688)                                      (688)
                                    -------    -------     -------    -------       -------         ------      --------
Balance June 30, 2000.............  $11,210    $56,184     $92,967    $(8,657)      $(1,372)        $ (562)     $149,770
                                    =======    =======     =======    =======       =======         ======      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................   $(3,707)     $  8,885
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    10,520        10,326
     Loss on sale of Kay Home Products......................    15,318           -0-
                                                               -------      --------
                                                                22,131        19,211
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................   (13,841)       (1,986)
     Inventories and other current assets...................    (2,188)      (10,033)
     Accounts payable and accrued expenses..................     2,580         7,887
     Other..................................................    (4,707)       (8,109)
                                                               -------      --------
       Net Cash Provided by Operating Activities............     3,975         6,970

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (9,584)       (9,092)
  Costs of acquisitions, net of cash acquired...............       -0-       (35,664)
  Proceeds from sale of Kay Home Products...................     9,177           -0-
  Purchase of investments...................................       -0-          (445)
                                                               -------      --------
     Net Cash (Used) by Investing Activities................      (407)      (45,201)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    14,000        49,000
  Issuance of 9.25% Senior Subordinated Notes, net of
     deferred financing costs...............................       -0-        49,508
  Payments on debt..........................................   (19,422)      (56,129)
  Purchase of treasury stock................................      (688)       (2,123)
                                                               -------      --------
     Net Cash (Used) Provided by Financing Activities.......    (6,110)       40,256
                                                               -------      --------
     (Decrease)Increase in Cash and Cash Equivalents........    (2,542)        2,025
     Cash and Cash Equivalents at Beginning of Period.......     5,867         4,320
                                                               -------      --------
     Cash and Cash Equivalents at End of Period.............   $ 3,325      $  6,345
                                                               =======      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2000

                (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B -- ACQUISITIONS AND DISPOSITION

     During 1999, the Company acquired all of the stock of The Metalloy Corporation ("Metalloy"), Columbia Nut and Bolt Corp. ("Columbia"), Industrial Fasteners Corporation ("Industrial"), M.P. Colinet ("Colinet") and substantially all of the assets of St. Louis Screw and Bolt ("St. Louis Screw") and PMC Industries, Inc. ("PMC") for cash. Metalloy is a full service aluminum casting and machining company. Columbia and Industrial are logistics providers of "Class C" production components. St. Louis Screw is a manufacturer of bolts and PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of each of these businesses prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     On June 30, 2000 the Company completed the sale of substantially all of the assets of Kay Home Products, which was part of the Manufactured Products segment, for cash of approximately $9.2 million and recorded a loss of approximately $15.3 million. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30     DECEMBER 31
                                                                2000         1999
                                                              --------    -----------
     In process and finished goods..........................  $155,539     $160,648
     Raw materials and supplies.............................    29,782       31,622
                                                              --------     --------
                                                              $185,321     $192,270
                                                              ========     ========

NOTE D -- SHAREHOLDERS' EQUITY

     At June 30, 2000, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,548,687 shares were issued and outstanding.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE E -- NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30                   JUNE 30
                                                       ----------------------    ----------------------
                                                         2000         1999         2000         1999
                                                       ---------    ---------    ---------    ---------
                                                       (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
NUMERATOR
Net income (loss)....................................   $(8,267)     $ 4,536      $(3,707)     $ 8,885
                                                        =======      =======      =======      =======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares.....................................    10,528       10,714       10,539       10,753
Effect of dilutive securities:
Employee stock options...............................       -0-          125          -0-          135
                                                        -------      -------      -------      -------
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions....    10,528       10,839       10,539       10,888
                                                        =======      =======      =======      =======
Net income (loss) per common share-basic.............   $  (.79)     $   .42      $  (.35)     $   .83
                                                        =======      =======      =======      =======
Net income (loss) per common share-diluted...........   $  (.79)     $   .42      $  (.35)     $   .82
                                                        =======      =======      =======      =======

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and subsequently amended in June 2000, to provide guidance on its implementation. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133, as delayed by the issuance of Statement 138, is effective for years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with APB Opinion No. 20 and FASB Statement No. 3.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25," which is effective July 1, 2000. This interpretation clarifies various accounting issues for stock compensation plans. The Company has determined that the interpretation will not have a significant effect on its financial statements.

NOTE G -- SEGMENTS

     The Company manages its business based upon three operating segments:
Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading national supplier of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES effective procurement solutions. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products for specific customer applications. Intersegment sales are immaterial.

     Results by Business Segment were as follows:

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30                   JUNE 30
                                                 ----------------------    ----------------------
                                                   2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------
                                                 (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales:
     ILS.......................................  $129,862     $109,123     $264,591     $215,535
     Aluminum products.........................    31,283       37,128       65,064       68,747
     Manufactured products.....................    43,394       40,666       81,244       74,038
                                                 --------     --------     --------     --------
                                                 $204,539     $186,917     $410,899     $358,320
                                                 ========     ========     ========     ========
Income (loss) before income taxes:
     ILS.......................................  $ 12,085     $ 10,030     $ 25,715     $ 20,995
     Aluminum products.........................     2,646        4,144        5,276        7,115
     Manufactured products.....................     3,948        2,131        5,789        3,103
                                                 --------     --------     --------     --------
                                                   18,679       16,305       36,780       31,213
Amortization of excess purchase price over net
  assets acquired..............................      (988)        (894)      (1,981)      (1,708)
Corporate costs................................    (1,790)      (1,793)      (3,665)      (2,872)
Interest expense...............................    (7,720)      (5,693)     (15,225)     (11,071)
Loss on the sale of Kay Home Products..........   (15,318)         -0-      (15,318)         -0-
                                                 --------     --------     --------     --------
                                                 $ (7,137)    $  7,925     $    591     $ 15,562
                                                 ========     ========     ========     ========

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Identifiable assets were as follows:
     ILS....................................................  $349,095      $343,522
     Aluminum products......................................   107,282        97,717
     Manufactured products..................................   154,417       170,267
     General corporate......................................    10,477        18,375
                                                              --------      --------
                                                              $621,271      $629,881
                                                              ========      ========

NOTE H -- RECLASSIFICATION

     Certain amounts have been reclassified to conform to current year presentation.

NOTE I -- INVOLUNTARY CONVERSION OF ASSETS

     On June 6, 2000 the Company experienced a fire at one of its manufacturing facilities located in Cicero, Illinois. The Company carries both property damage and business interruption insurance and as a result, does not expect the fire to have a material adverse impact on the Company's financial results. The total loss from business interruption, extra expenses and property damage has not been determined. The deductible portion of the loss was recorded during the quarter ended June 30, 2000. The Company has recorded the book value of property damaged by the fire as a receivable which is included in other current assets at June 30, 2000.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, the consolidated statement of shareholders' equity for the six-month period ended June 30, 2000 and the consolidated statements of cash flows for the six-month period ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
July 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the six and three-month periods ended June 30, 2000 is not directly comparable on a period-to-period basis to the financial information for the six and three-month periods ended June 30, 1999 due to acquisitions and a divestiture made subsequent to the second quarter of 1999. In July 1999, the Company acquired all of the shares of Columbia Nut and Bolt Corp. ("Columbia") and Industrial Fasteners Corporation ("Industrial"). Columbia and Industrial are logistics providers of "Class C" production components. In September 1999, the Company acquired all of the shares of M.P. Colinet ("Colinet"). Colinet provides capital equipment and associated parts for the oil drilling industry and is complementary to PMC Industries, a subsidiary of the Company acquired in February, 1999. These acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition. On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million and recorded a pretax loss of approximately $15.3 million. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

     Reported diluted net loss per common share was $.79 for the quarter ended June 30, 2000 and $.35 for the six months ended June 30, 2000. Excluding the loss from the sale of Kay Home Products, the Company would have reported net income per common share -- diluted of $.47 for the quarter ended June 30, 2000 and $.90 for the six months ended June 30, 2000.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. The Company has three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading national supplier of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1999, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 40% compound annual growth rate ("CAGR"), from $94.5 million to $717.2 million, and income from continuing operations on a fully taxed basis increased at a 38% CAGR from $2.4 million to $16.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired under-performing businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and June 30, 2000, the Company's continuing operations incurred $96.5 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

First Half 2000 versus First Half 1999

     Net sales increased by $52.6 million, or 15%, from $358.3 million for the first half of 1999 to $410.9 million for the first half of 2000. Of the $52.6 million in growth for the first half, $39.1 million represented organic growth, primarily ILS, while the remainder was from acquisitions made subsequent to June 30, 1999. For ILS, net sales increased 23%, or $49.1 million, of which $35.6 million related to internal growth (a 17% internal growth rate) and the remainder to the acquisitions of Columbia and Industrial. For Aluminum Products, net sales decreased 5%, or $3.7 million, resulting from an $8.8 million decrease related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, partially offset by a $5.1 million increase in sales from internal growth. For Manufactured Products, net sales increased 10%, or $7.2 million, related to internal growth. Because it closed on June 30, 2000, the divestiture of Kay Home Products did not affect Manufactured Products net sales for the first half of 2000.

     Gross profit increased by $8.8 million, or 14%, from $64.8 million for the first half of 1999 to $73.6 million for the first half of 2000. Of the increase in gross profit, $4.7 million was attributable to the organic increase in sales and the remainder to acquisitions. The Company's consolidated gross margin decreased to 17.9% for the first six months of 2000 from 18.1% for the first six months of 1999. This decrease in consolidated gross margin was due to decreased margins in both the Aluminum Products and ILS segments offset by an increase in gross margins in the Manufactured Products segment. For Aluminum Products, the decrease in gross margins related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, resulting in the allocation of fixed manufacturing overhead over a smaller production base. The decrease in gross margins in the ILS segment related to a shift in product mix to lower margin items. The increase in margins in the Manufactured Products segment resulted from increased sales of higher margin products, particularly in the oil drilling capital equipment business, and from increased production levels which allocated fixed overhead costs over a larger productive base.

     Selling, general and administrative ("SG&A") expenses increased by 11% to $42.4 million for the first six months of 2000 from $38.1 million for the first six months of 1999. The increase was related to recent acquisitions and to increased sales. Columbia and Industrial, acquired in July 1999, incurred $2.0 million of SG&A expenses in the first six months of 2000. In the first half of 2000, SG&A costs benefited from an increase in net pension credits of $1.8 million, reflecting favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales decreased to 10.3% for the first six months of 2000 from 10.6% for the first six months of 1999.

     Interest expense increased by $4.1 million from $11.1 million for the first six months of 1999 to $15.2 million for 2000 due to higher average debt outstanding during the current period and higher average interest rates in 2000 versus 1999. During the first six months of 2000, the Company averaged outstanding borrowings of $344.5 million as compared to $270.9 million for the first six months of 1999. The $73.6 million increase in outstanding borrowings related to acquisitions in the preceding twelve months and to increases in working capital. The average interest rate of 8.84% for the six months ended June 30, 2000 was 67 basis points higher than the average rate of 8.17% for 1999. This rate increase was due to both the $50 million add-on in June 1999 to the Company's Senior Subordinated Notes at 9.25%, and to increased rates on the Company's revolving credit facility caused by Federal Reserve actions.

     Before considering the tax effect of the divestiture of Kay Home Products, the effective income tax rate for the six-month period ended June 30, 2000 was 41%, while for the six months ended June 30, 1999 it was 43%. The decrease in tax rate resulted from the relative reduction of non-deductible goodwill for tax purposes and to a corresponding increase in research and experimental credits. The divestiture of Kay Home Products generated a book loss of $15.3 million, ($13.2 million net of tax). The effective income tax rate for the first half of 2000 was impacted by the $10.2 million of non-deductible goodwill associated with the business sold.

Second Quarter 2000 versus Second Quarter 1999

     Net sales increased by $17.6 million, or 9%, from $186.9 million for the quarter ended June 30, 1999 to $204.5 million for the three months ended June 30, 2000. Of the $17.6 million in growth for the quarter,

$6.5 million represented organic growth, primarily ILS, while the remainder was from acquisitions made subsequent to June 30, 1999. For ILS, net sales increased 19%, or $20.7 million, of which $9.6 million related to internal growth (a 9% internal growth rate) and the remainder to the acquisitions of Columbia and Industrial. For Manufactured Products, net sales increased by $2.7 million related to internal growth. Because it closed on June 30, 2000, the divestiture of Kay Home Products did not affect net sales for the second quarter. For Aluminum Products, net sales decreased 16%, or $5.8 million, resulting from an $8.0 million decrease related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, partially offset by a $2.2 million increase in sales from internal growth.

     Gross profit increased by $3.5 million, or 10%, from $33.8 million for the quarter ended June 30, 1999 to $37.3 million for the quarter ended June 30, 2000. Of the increase in gross profit, $1.1 million was attributable to an organic increase in sales and the remainder to acquisitions. The Company's consolidated gross margin increased to 18.2% for the current period from 18.1% for the quarter ended June 30, 1999. Manufactured Products experienced increased margins compared to the year earlier period, resulting primarily from increased production activity, which allocated fixed overhead costs over a larger productive base. Aluminum Products' gross margins declined slightly due to decreased production volumes, which allocated fixed overhead over a smaller production base. Gross Margins also declined slightly at ILS as a result of a shift in product mix.

     Selling, general and administrative ("SG&A") expenses increased by 6% to $21.4 million for the quarter ended June 30, 2000 from $20.2 million for the quarter ended June 30, 1999. The increase was related to Columbia and Industrial, acquired in July, 1999, which incurred $.9 million of SG&A expenses in the second quarter of 2000, and to increased sales. In second quarter 2000, SG&A expenses benefited from an increase in net pension credits of $1.0 million, reflecting favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales decreased to 10.5% in the second quarter of 2000 from 10.8% in the second quarter of 1999.

     Interest expense increased by $2.0 million from $5.7 million in second quarter 1999 to $7.7 million in 2000 due to higher average debt outstanding during the current period and higher average interest rates in 2000 versus 1999. For the quarter ended June 30, 2000, the Company averaged outstanding borrowings of $344.7 million as compared to $276.5 million outstanding for the quarter ended June 30, 1999. The $68.2 million increase in outstanding borrowings related to acquisitions in the preceding twelve months and to increases in working capital. The average interest rate of 8.96% for second quarter 2000 was 72 basis points higher than the average rate of 8.24% for 1999. This rate increase was due to both the $50 million add-on in June 1999 to the Company's Senior Subordinated Notes at 9.25%, and to increased rates on the Company's revolving credit facility caused by Federal Reserve actions.

     Before considering the tax effect of the divestiture of Kay Home Products, the effective income tax rate for the quarter ended June 30, 2000 was 41%, while for the quarter ended June 30, 1999 it was 43%. The decrease in tax rate results from the relative reduction of non-deductible goodwill for tax purposes and to a corresponding increase in research and experimental credits. The divestiture of Kay Home Products generated a book loss of $15.3 million, ($13.2 million net of tax). The effective income tax rate for the second quarter of 2000 was impacted by the $10.2 million of non-deductible goodwill associated with the business sold.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On November 1, 1999, Park-Ohio amended its credit agreement with a group of banks under which it may borrow up to $175 million on an unsecured basis. The proceeds from the amended credit agreement, which expires on April 30, 2001, will be used for general corporate purposes. Amounts borrowed under the credit agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate less 100 basis points to plus 20 basis points or (ii) LIBOR plus 90-220 basis points depending on the aggregate amount borrowed under the credit agreement. As of June 30, 2000, $133.0 million was outstanding under the facility. The Company's ability to refinance or extend its borrowings under this facility will depend on a variety of factors, including the Company's operating performance and the outlook for the Company and its industry groups and the availability of credit for borrowers in the Company's industry groups and in the economy generally.

     On June 3, 1999, the Company sold an additional $50 million of its 9.25% Senior Subordinated Notes due 2007 bringing the amount of Notes outstanding to $200 million. The Company used the net proceeds from the sale of the Notes ($49.5 million) to repay outstanding bank borrowings.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. Capital expenditures for 2000 are projected to be approximately $15 million that will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products.

     The ratio of current assets to current liabilities was 2.93 at both June 30, 2000 and at December 31, 1999. Working capital increased by $3.7 million, to $212.5 million at June 30, 2000 from $208.8 million at December 31, 1999, to support the internal growth of the Company.

     During the first six months of 2000, the Company generated $22.1 million from operations before changes in operating assets and liabilities. After giving effect to the use of $18.1 million in the operating accounts, the Company provided $4.0 million from operating activities compared to $7.0 million for the first half of 1999. During the first six months of 2000, the Company invested $9.6 million in capital expenditures, generated $9.2 million from the divestiture of Kay Home Products and used $.7 million for other purposes, primarily the purchase of treasury shares. The remaining cash provided, along with a decrease in cash of $2.5 million was used to reduce long-term debt, primarily bank borrowings, by $5.4 million.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in our net sales and operating income in recent years, seasonal fluctuations have been mitigated. However, the Company's results of operations are typically stronger in the first six months rather than the last six months of each calendar year due to scheduled plant maintenance in the third quarter coinciding with customer plant shutdowns and to holidays in the fourth quarter.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999, have been reviewed by Ernst & Young LLP, our independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $133.0 million at June 30, 2000. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.7 million during the six months ended June 30, 2000.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 4, 2000. The stockholders approved the election of three directors to serve until the annual meeting of stockholders in the year 2003. The votes cast for each nominee were as follows:

                                                                 FOR        WITHHELD
                                                              ----------    --------
Matthew V. Crawford.........................................  10,064,071    485,720
Lewis E. Hatch Jr...........................................  10,070,882    478,909
Lawrence O. Selhorst........................................  10,081,515    468,276

     Directors whose term of office as a director continued after the annual meeting were: Edward F. Crawford, Kevin R. Greene, Thomas E. McGinty, Felix J. Tarorick and James W. Wert.

     No other matters were submitted to a vote of the stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (15)  Letter re: unaudited financial information
        (27)  Financial data schedule (Electronic filing only)

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

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

                                                  PARK-OHIO HOLDINGS CORP.
                                            ------------------------------------
                                                        (Registrant)

                                            By   /s/ RICHARD PAUL ELLIOTT
                                             -----------------------------------
                                            Name: Richard Paul Elliott
                                            Title:  Vice President and Chief
                                                Financial Officer

                                            Dated        August 14, 2000
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBIT
-------
 (15)      Letter re: unaudited financial information
 (27)      Financial data schedule (Electronic filing only)