Form 10-Q
period 2000-09-30
PARK OHIO HOLDINGS CORP
filed 2000-11-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 2000, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO____________

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

        YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of October 31, 2000: 10,496,191.

                    The Exhibit Index is located on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- September 30, 2000 and
            December 31, 1999
            Consolidated statements of income -- Nine months and three months ended September 30, 2000 and 1999
            Consolidated statement of shareholders' equity -- Nine
            months ended September 30, 2000
            Consolidated statements of cash flows -- Nine months ended
            September 30, 2000 and 1999
            Notes to consolidated financial statements -- September 30,
            2000
            Independent accountants' review report
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000           1999
                                                              ------------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................    $    599       $  5,867
  Accounts receivable, less allowances for doubtful accounts of $3,519 at September 30, 2000 and $3,296 at December
     31, 1999...............................................     120,025        112,896
  Inventories...............................................     192,545        192,270
  Deferred tax assets.......................................         600            600
  Other current assets......................................      15,738          5,250
                                                                --------       --------
          Total Current Assets..............................     329,507        316,883
Property, Plant and Equipment...............................     214,812        211,093
  Less accumulated depreciation.............................      91,770         86,721
                                                                --------       --------
                                                                 123,042        124,372
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $11,251 at September 30,
     2000 and $11,941 at December 31, 1999..................     128,423        137,905
  Deferred taxes............................................       2,400          2,400
  Other.....................................................      57,627         48,321
                                                                --------       --------
                                                                $640,999       $629,881
                                                                ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 71,271       $ 72,452
  Accrued expenses..........................................      43,985         33,064
  Current portion of long-term liabilities..................       2,444          2,557
                                                                --------       --------
          Total Current Liabilities.........................     117,700        108,073
Long-Term Liabilities, less current portion
  Long-term debt............................................     343,324        339,813
  Other postretirement benefits.............................      24,393         25,470
  Other.....................................................       1,902          1,840
                                                                --------       --------
                                                                 369,619        367,123
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................         -0-            -0-
     Common Stock...........................................      11,210         11,148
  Additional paid-in capital................................      56,135         55,684
  Retained earnings.........................................      97,710         96,674
  Treasury stock, at cost...................................      (9,092)        (7,969)
  Accumulated other comprehensive earnings (loss)...........      (1,776)          (852)
  Unearned compensation -- restricted stock awards..........        (507)           -0-
                                                                --------       --------
                                                                 153,680        154,685
                                                                --------       --------
                                                                $640,999       $629,881
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30              SEPTEMBER 30
                                                  ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                  ---------    ---------    ---------    ---------
                                                  (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales.......................................  $170,923     $178,087     $581,822     $536,407
Cost of products sold...........................   143,217      146,542      480,546      440,082
                                                  --------     --------     --------     --------
  Gross profit..................................    27,706       31,545      101,276       96,325
Selling, general and administrative expenses....    16,747       18,108       59,183       56,255
                                                  --------     --------     --------     --------
  Operating income..............................    10,959       13,437       42,093       40,070
Interest expense................................     7,601        6,658       22,826       17,729
Loss on sale of Kay Home Products...............       -0-          -0-       15,318          -0-
Gain from fire insurance........................    (4,700)         -0-       (4,700)         -0-
                                                  --------     --------     --------     --------
  Income before income taxes....................     8,058        6,779        8,649       22,341
Income taxes....................................     3,260        2,903        7,558        9,581
                                                  --------     --------     --------     --------
  Net income....................................  $  4,798     $  3,876     $  1,091     $ 12,760
                                                  ========     ========     ========     ========
Net income per common share:
  Basic.........................................  $    .46     $    .36     $    .10     $   1.19
                                                  ========     ========     ========     ========
  Diluted.......................................  $    .46     $    .36     $    .10     $   1.17
                                                  ========     ========     ========     ========
Common shares used in the computation:
  Basic.........................................    10,456       10,664       10,511       10,723
                                                  ========     ========     ========     ========
  Diluted.......................................    10,462       10,827       10,513       10,868
                                                  ========     ========     ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                              ADDITIONAL                         COMPREHENSIVE
                                    COMMON     PAID-IN     RETAINED   TREASURY     EARNINGS        UNEARNED
                                     STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)       COMPENSATION    TOTAL
                                    -------   ----------   --------   --------   -------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Balance January 1, 2000...........  $11,148    $55,684     $96,674    $(7,969)      $  (852)                    $154,685
Issuance of restricted stock......       62        500                                               (562)           -0-
Amortization of restricted
  stock...........................                             (55)                                    55            -0-
Comprehensive income:
  Net income......................                           1,091                                                 1,091
     Foreign currency translation
       adjustment.................                                                     (924)                        (924)
                                                                                                                --------
  Comprehensive income............                                                                                   167
  Exercise of stock options.......                 (49)                   172                                        123
Purchase of treasury stock........                                     (1,295)                                    (1,295)
                                    -------    -------     -------    -------       -------         -----       --------
Balance September 30, 2000........  $11,210    $56,135     $97,710    $(9,092)      $(1,776)        $(507)      $153,680
                                    =======    =======     =======    =======       =======         =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................   $  1,091      $12,760
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     15,343       15,090
     Loss on sale of Kay Home Products......................     15,318          -0-
     Gain from fire insurance...............................     (4,700)         -0-
                                                               --------      -------
                                                                 27,052       27,850
  Changes in operating assets and liabilities excluding
     acquisitions and divestitures of businesses:
     Accounts receivable....................................    (11,374)      (8,312)
     Inventories and other current assets...................     (9,296)     (25,268)
     Accounts payable and accrued expenses..................      5,645       12,660
     Other..................................................     (7,655)      (9,147)
                                                               --------      -------
       Net Cash Provided (Used) by Operating Activities.....      4,372       (2,217)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (17,513)     (13,226)
  Costs of acquisitions, net of cash acquired...............     (3,530)     (65,237)
  Proceeds from sale of Kay Home Products...................      9,177          -0-
  Other.....................................................        -0-         (445)
                                                               --------      -------
     Net Cash (Used) by Investing Activities................    (11,866)     (78,908)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................     23,000       88,500
  Issuance of 9.25% Senior Subordinated Notes, net of
     deferred financing costs...............................        -0-       49,508
  Payments on debt..........................................    (19,602)     (56,267)
  Purchase of treasury stock................................     (1,295)      (3,021)
  Issuance of common stock under stock option plan..........        123          259
                                                               --------      -------
     Net Cash Provided by Financing Activities..............      2,226       78,979
                                                               --------      -------
     (Decrease)in Cash and Cash Equivalents.................     (5,268)      (2,146)
     Cash and Cash Equivalents at Beginning of Period.......      5,867        4,320
                                                               --------      -------
     Cash and Cash Equivalents at End of Period.............   $    599      $ 2,174
                                                               ========      =======

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
                (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     During September 2000, the Company acquired IBM's Automation Connection and SiView Mate software product lines and related assets for cash of approximately $3.5 million. The transaction has been accounted for as a purchase and the results of operations prior to the date of acquisition were not deemed to be significant as defined in Regulation S-X.

     On June 30, 2000 the Company completed the sale of substantially all of the assets of Kay Home Products for cash of approximately $9.2 million and recorded a loss of approximately $15.3 million. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000           1999
                                                              ------------    -----------
     In process and finished goods..........................    $161,859       $160,648
     Raw materials and supplies.............................      30,686         31,622
                                                                --------       --------
                                                                $192,545       $192,270
                                                                ========       ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE D -- SHAREHOLDERS' EQUITY

     At September 30, 2000, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,496,191 shares were issued and outstanding.

NOTE E -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30             SEPTEMBER 30
                                                         ----------------------    ---------------------
                                                           2000         1999         2000        1999
                                                         ---------    ---------    --------    ---------
                                                         (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
NUMERATOR
Net income.............................................    $4,798       $3,876      $1,091      $12,760
                                                           ======       ======      ======      =======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares.......................................    10,456       10,664      10,511       10,723
Effect of dilutive securities:
  Employee stock options...............................         6          163           2          145
                                                           ------       ------      ------      -------
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions......    10,462       10,827      10,513       10,868
                                                           ======       ======      ======      =======
Net income per common share-basic......................    $  .46       $  .36      $  .10      $  1.19
                                                           ======       ======      ======      =======
Net income per common share-diluted....................    $  .46       $  .36      $  .10      $  1.17
                                                           ======       ======      ======      =======

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and subsequently amended in June 2000, to provide guidance on its implementation. Statement No. 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement No. 133 is effective for years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE G -- SEGMENTS

     The Company manages its business based upon three operating segments:
Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, supply chain management solutions to major OEM's. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. Intersegment sales are immaterial.

     Results by Business Segment were as follows:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30              SEPTEMBER 30
                                                 ----------------------    ----------------------
                                                   2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------
                                                 (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales:
     ILS.......................................  $111,934     $112,710     $376,525     $328,245
     Aluminum products.........................    24,871       29,686       89,935       98,433
     Manufactured products.....................    34,118       35,691      115,362      109,729
                                                 --------     --------     --------     --------
                                                 $170,923     $178,087     $581,822     $536,407
                                                 ========     ========     ========     ========
Income (loss) before income taxes:
     ILS.......................................  $ 10,025     $ 10,169     $ 35,740     $ 31,164
     Aluminum products.........................      (486)       1,860        4,790        8,975
     Manufactured products.....................     4,039        3,637        9,828        6,740
                                                 --------     --------     --------     --------
                                                   13,578       15,666       50,358       46,879
Amortization of excess purchase price over net
  assets acquired..............................      (894)      (1,018)      (2,875)      (2,726)
Corporate costs................................    (1,725)      (1,211)      (5,390)      (4,083)
Interest expense...............................    (7,601)      (6,658)     (22,826)     (17,729)
Loss on the sale of Kay Home Products..........       -0-          -0-      (15,318)         -0-
Gain from fire insurance.......................     4,700          -0-        4,700          -0-
                                                 --------     --------     --------     --------
                                                 $  8,058     $  6,779     $  8,649     $ 22,341
                                                 ========     ========     ========     ========

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Identifiable assets were as follows:
     ILS....................................................    $355,181         $343,522
     Aluminum products......................................     107,617           97,717
     Manufactured products..................................     159,060          170,267
     General corporate......................................      19,141           18,375
                                                                --------         --------
                                                                $640,999         $629,881
                                                                ========         ========

NOTE H -- RECLASSIFICATIONS

     Certain amounts have been reclassified to conform to current year presentation.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE I -- INVOLUNTARY CONVERSION OF ASSETS

     On June 6, 2000, the Company experienced a fire at one of its manufacturing facilities. The Company carries both property damage and business interruption insurance and, as a result, does not expect the fire to have a material adverse impact on the Company's financial results. The total amount due from the insurance company for business interruption, property damage, and other related expenses has not been determined. The deductible portion of the loss was recorded during the quarter ended June 30, 2000. The Company has received a partial settlement from its insurance carrier for certain machinery and equipment and has recorded a gain of $4.7 million during the quarter ended September 30, 2000. The net book value of the other property damaged by the fire has been recorded as a receivable which is included in other current assets at September 30, 2000.

NOTE J -- COMPREHENSIVE EARNINGS

     Total comprehensive earnings were as follows:

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30         SEPTEMBER 30
                                                         ------------------    -----------------
                                                          2000       1999       2000      1999
                                                         -------    -------    ------    -------
Net earnings...........................................  $4,798     $3,876     $1,091    $12,760
Foreign currency translation...........................    (404)       339       (924)       588
                                                         ------     ------     ------    -------
Total comprehensive earnings...........................  $4,394     $4,215     $  167    $13,348
                                                         ======     ======     ======    =======

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, the consolidated statement of shareholders' equity for the nine-month period ended September 30, 2000 and the consolidated statements of cash flows for the nine-month period ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
October 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the nine and three-month periods ended September 30, 2000 is not directly comparable on a period-to-period basis to the financial information for the nine and three-month periods ended September 30, 1999 due to a divestiture made subsequent to the third quarter of 1999 and a gain recognized relating to fire insurance. On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million and recorded a pretax loss of approximately $15.3 million. In June 2000 one of the Company's manufacturing plants was destroyed in a fire. A $4.7 million pretax gain was recognized, which represented the difference between replacement cost and net book value of a portion of equipment destroyed at the time of the fire.

     Reported diluted net income per share was $.46 for the quarter ended September 30, 2000 and $.10 for the nine months ended September 30, 2000. Excluding the loss from the sale of Kay Home Products, the Company would have reported net income per common share -- diluted of $.46 for the quarter ended September 30, 2000 and $1.36 for the nine months ended September 30, 2000.

OVERVIEW

     The Company has three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading logistics provider of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management solutions to major OEM's. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1999, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 40% compound annual growth rate ("CAGR"), from $94.5 million to $717.2 million, and income from continuing operations on a fully taxed basis increased at a 38% CAGR from $2.4 million to $16.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. In addition, the Company has acquired under-performing businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under logistics service contracts and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

RESULTS OF OPERATIONS

Nine Months 2000 versus Nine Months 1999

     Net sales increased by $45.4 million, or 8%, from $536.4 million for the first three quarters of 1999 to $581.8 million for the first three quarters of 2000. Of the $45.4 million in growth for the first nine months $34.0 million represented organic growth, $13.5 million was from acquisitions made in July 1999, while sales decreased by $2.1 million due to the divestiture of Kay Home Products. For ILS, net sales increased 15%, or $48.3 million, of which $34.8 million related to internal growth and the remainder to the acquisitions made in July 1999. For Aluminum Products, net sales decreased 9%, or $8.5 million. This decrease resulted from a $13.7 million decrease related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, partially offset by $5.2 million increased sales from internal growth. For Manufactured Products, net sales increased 5%, or $5.6 million, consisting of $7.7 million of internal growth (7%) less a sales decrease of $2.1 million due to the divestiture of Kay Home Products.

     Gross profit increased by $5.0 million, or 5%, from $96.3 million for the first three quarters of 1999 to $101.3 million for the first three quarters of 2000. Of the increase in gross profit, $1.0 million was attributable to the organic increase in sales and $4.1 million to acquisitions offset by $.1 million due to the divestiture of Kay Home Products. However, the Company's consolidated gross margin decreased to 17.4% for the first nine months of 2000 from 18.0% for the first nine months of 1999. This decrease in consolidated gross margin was primarily due to decreased margins in Aluminum Products, offset by an increase in gross margins in the Manufactured Products segment. For Aluminum Products, the decrease in gross margins related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, resulting in the allocation of fixed manufacturing overhead over a smaller production base. The increase in margins in the Manufactured Products segment resulted from increased sales of higher margin products, particularly in the oil drilling capital equipment business, and from increased production levels which allocated fixed overhead costs over a larger productive base. These more than offset the gross margin effects of a strike at one plant and the temporary shutdown of another due to a fire, both of which occurred in the Manufactured Products segment.

     Selling, general and administrative ("SG&A") expenses increased by 5% to $59.2 million for the first nine months of 2000 from $56.3 million for the first nine months of 1999. The increase was related to increased sales and acquisitions made in the second half of 1999, partially offset by the divestiture of the Kay Home Products. Kay Home Products, divested on June 30, 2000, incurred $.8 million of SG&A expenses in the third quarter of 1999. In the first three quarters of 2000, SG&A costs benefited from an increase in net pension credits of $2.2 million, reflecting favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales decreased to 10.2% for the first nine months of 2000 from 10.5% for the first nine months of 1999.

     Interest expense increased by $5.1 million from $17.7 million for the first nine months of 1999 to $22.8 million for the first nine months of 2000 due to higher average debt outstanding during the current period and by higher average interest rates in 2000 versus 1999. During the first nine months of 2000, the Company averaged outstanding borrowings of $343.1 million as compared to $284.0 million for the first nine months of 1999. The $59.1 million increase related to acquisitions in the preceding twelve months and to increases in working capital. The average interest rate of 8.87% for the nine months ended September 30, 2000 was 55 basis points higher than the average rate of 8.32% for 1999. This rate increase was due both to the $50 million add-on in June 1999 to the Company's Senior Subordinated Notes at 9.25%, and to increased rates on the Company's revolving credit facility primarily caused by Federal Reserve action.

     Before considering the tax effect of the divestiture of Kay Home Products and the gain on fire insurance, the effective income tax rate for the nine-month period ended September 30, 2000 was 41%, while for the nine months ended September 30, 1999 it was 43%. The decrease in tax rate resulted from creating a foreign sales corporation and to an increase in research and experimental credits. The divestiture of Kay Home Products generated a book loss of $15.3 million, reducing income taxes by $2.1 million due to the exclusion of goodwill for tax purposes. Income taxes of $1.9 million were provided for the $4.7 million pretax fire insurance gain. The Company's consolidated net income for the first nine months of 2000 was therefore $1.1 million on consolidated income before income taxes of $8.6 million.

Third Quarter 2000 versus Third Quarter 1999

     Net sales decreased by $7.2 million, or 4%, from $178.1 million for the quarter ended September 30, 1999 to $170.9 million for the quarter ended September 30, 2000. Of the $7.2 million decrease for the quarter, $5.1 million represented organic decreases in sales primarily in Aluminum Products, and $2.1 million resulted from the divestiture of Kay Home Products. For ILS, net sales decreased 1%, or $.8 million, due to an approximate $7 million decrease in sales to the heavy truck market, mostly offset by growth in sales to other markets. For Aluminum Products, net sales decreased 16%, or $4.8 million, resulting from the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999. For Manufactured Products, net sales decreased 4%, or $1.6 million, consisting of $.5 million internal growth less a sales decrease of $2.1 million due to the divestiture of Kay Home Products.

     Gross profit decreased by $3.8 million, or 12%, from $31.5 million for the quarter ended September 30, 1999 to $27.7 million for the quarter ended September 30, 2000. Of the decrease in gross profit, $3.7 million represented organic decreases in all three segments and the remainder to the divestiture of Kay Home Products. The Company's consolidated gross margin decreased to 16.2% for the current period from 17.7% for the quarter ended September 30, 1999. Aluminum Products' gross margins declined due to decreased production volumes, which allocated fixed overhead over a smaller production base. Manufactured Products experienced increased margins compared to the year earlier period, resulting primarily from a shift in product mix. This more than offset the gross margin effects of a strike at one plant and the temporary shutdown of another due to a fire, both of which occurred in the Manufactured Products segment.

     Selling, general and administrative ("SG&A") expenses decreased by 8% to $16.7 million for the quarter ended September 30, 2000 from $18.1 million for the quarter ended September 30, 1999. The decrease was related to decreased sales and the divestiture of Kay Home Products. Kay Home Products, divested on June 30, 2000, incurred $.8 million of SG&A expenses in the third quarter 1999. In third quarter 2000, SG&A expenses benefited from an increase in net pension credits of $.4 million, reflecting favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales decreased to 9.8% in third quarter 2000 from 10.2% in third quarter of 1999.

     Interest expense increased by $.9 million from $6.7 million in third quarter 1999 to $7.6 million in the same period 2000 due to higher average debt outstanding during the current period and higher average interest rates in 2000 versus 1999. For the quarter ended September 30, 2000, the Company averaged outstanding borrowings of $338.0 million as compared to $308.0 million outstanding for the quarter ended September 30, 1999. The $30.0 million increase related to acquisitions in the preceding twelve months and to increases in working capital. The average interest rate of 9.00% for third quarter 2000 was 35 basis points higher than the average rate of 8.65% in the same period of 1999. This rate increase was due to increased rates on the Company's revolving credit facility primarily caused by Federal Reserve action.

     Before considering the tax effect of the gain on fire insurance, the effective income tax rate for the quarter ended September 30, 2000 was 41%, while for the quarter ended September 30, 1999 it was 43%. The decrease in tax rate results from creating a foreign sales corporation and an increase in research and experimental credits.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On November 1, 1999, Park-Ohio amended its credit agreement with a group of banks under which it may borrow up to $175 million on an unsecured basis. The proceeds from the amended credit agreement, which expires on April 30, 2001, will be used for general corporate purposes. Amounts borrowed under the new credit agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate less 100 basis points to plus 20 basis points or (ii) LIBOR plus 90-220 basis points depending on the aggregate amount borrowed under the credit agreement. As of September 30, 2000, $142 million was outstanding under the facility. The Company is currently negotiating a new bank agreement. The Company's ability to refinance or extend its borrowings under this facility will depend on a variety of factors, including the Company's operating performance and the outlook for the Company and its industry groups and the availability of credit for borrowers in the Company's industry groups and in the economy generally.

     On June 3, 1999, the Company sold an additional $50 million of its 9.25% Senior Subordinated Notes due 2007 bringing the amount of Notes outstanding to $200 million. The Company used the net proceeds from the sale of the Notes ($49.5 million) to repay outstanding bank borrowings.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. Net cash outflow for capital expenditures in 2000 are projected to be approximately $15 million that will be used to invest in the Company's current facilities for projected new business, for scheduled improvements and new equipment to expand existing products. In addition, approximately $7 million of capital expenditures will be incurred for machinery and equipment to replace those destroyed in the rubber plant fire, paid for from insurance proceeds. Further capital expenditures may be made in 2000 to replace the fire-destroyed building and tooling, and will be funded from insurance proceeds.

     The ratio of current assets to current liabilities was 2.80 at September 30, 2000 versus 2.93 at December 31, 1999. Working capital increased by $3.0 million, to $211.8 million at September 30, 2000 from $208.8 million at December 31, 1999, to support the internal growth of the Company.

     During the first nine months of 2000, the Company generated $27.1 million from operations before changes in operating assets and liabilities. After giving effect to the use of $22.7 million in the operating accounts, the Company provided $4.4 million from operating activities compared to the use of $2.2 million for the first three quarters of 1999. During the first nine months of 2000, the Company invested $17.5 million in capital expenditures, including $5.6 for replacement of fire-destroyed equipment and tooling, generated $9.2 million from the divestiture of Kay Home Products, used $3.5 million for an acquisition and used $1.3 million for other purposes, primarily the purchase of treasury shares. The remaining cash used, along with a decrease in cash of $5.3 million was offset by an increase in long-term debt, primarily bank borrowings, by $3.4 million.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in our net sales and operating income in recent years, seasonal fluctuations have been mitigated. However, the Company's results of operations are typically stronger in the first six months rather than the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and to holidays in the fourth quarter.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999, have been reviewed, prior to filing, by Ernst & Young LLP, our independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $142 million at September 30, 2000. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.1 million during the nine months ended September 30, 2000.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (15)  Letter re: unaudited financial information
        (27)  Financial data schedule (Electronic filing only)

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

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

                                                  PARK-OHIO HOLDINGS CORP.
                                            ------------------------------------
                                                        (Registrant)

                                            By   /s/ RICHARD PAUL ELLIOTT
                                             -----------------------------------
                                            Name: Richard Paul Elliott
                                            Title: Vice President and Chief
                                                   Financial Officer

                                            Dated        November 13, 2000
                                               ---------------------------------

                                 EXHIBIT INDEX
                         QUARTERLY REPORT ON FORM 10-Q
                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBIT
-------
 (15)      Letter re: unaudited financial information
 (27)      Financial data schedule (Electronic filing only)