Form 10-Q
period 2001-03-31
PARK OHIO HOLDINGS CORP
filed 2001-05-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 2001, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO____________

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

        YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of April 30, 2001: 10,496,191.

                    The Exhibit Index is located on page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- March 31, 2001 and December
            31, 2000
            Consolidated statements of income -- Three month periods ended March 31, 2001 and 2000
            Consolidated statement of shareholders' equity -- Three months ended March 31, 2001
            Consolidated statements of cash flows -- Three month periods ended March 31, 2001 and 2000
            Notes to consolidated financial statements -- March 31, 2001
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31      DECEMBER 31
                                                                 2001           2000
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $    495       $  2,612
  Accounts receivable, less allowances for doubtful accounts of $2,950 at March 31, 2001 and $3,292 at December 31,
     2000...................................................    122,542        117,318
  Inventories...............................................    201,472        189,023
  Other current assets......................................     14,291         13,191
                                                               --------       --------
          Total Current Assets..............................    338,800        322,144
Property, Plant and Equipment...............................    238,676        234,463
  Less accumulated depreciation.............................    105,168        101,757
                                                               --------       --------
                                                                133,508        132,706
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $13,238 at March 31, 2001
     and $12,283 at December 31, 2000.......................    132,251        133,612
  Other.....................................................     50,442         46,870
                                                               --------       --------
                                                               $655,001       $635,332
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 79,015       $ 76,041
  Accrued expenses..........................................     36,200         28,831
  Current portion of long-term liabilities..................      3,885          3,904
                                                               --------       --------
          Total Current Liabilities.........................    119,100        108,776
Long-Term Liabilities, less current portion
  Long-term debt............................................    354,069        343,248
  Other postretirement benefits.............................     23,980         24,487
  Other.....................................................      6,492          6,695
                                                               --------       --------
                                                                384,541        374,430
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-            -0-
     Common Stock...........................................     11,210         11,210
  Additional paid-in capital................................     56,135         56,135
  Retained earnings.........................................     97,491         97,192
  Treasury stock, at cost...................................     (9,092)        (9,092)
  Accumulated other comprehensive income (loss).............     (3,970)        (2,858)
  Unearned compensation -- restricted stock awards..........       (414)          (461)
                                                               --------       --------
                                                                151,360        152,126
                                                               --------       --------
                                                               $655,001       $635,332
                                                               ========       ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                              (DOLLARS IN THOUSANDS --
                                                               EXCEPT PER SHARE DATA)
Net sales...................................................   $169,411      $206,360
Cost of products sold.......................................    141,779       170,083
                                                               --------      --------
  Gross profit..............................................     27,632        36,277
Selling, general and administrative expenses................     18,176        21,044
                                                               --------      --------
  Operating income..........................................      9,456        15,233
Non-recurring expenses......................................        950           -0-
Interest expense............................................      7,953         7,505
                                                               --------      --------
  Income before income taxes................................        553         7,728
Income taxes................................................        254         3,168
                                                               --------      --------
  Net income................................................   $    299      $  4,560
                                                               ========      ========
Net income per common share:
  Basic.....................................................   $    .03      $    .43
                                                               ========      ========
  Diluted...................................................   $    .03      $    .43
                                                               ========      ========
Common shares used in the computation:
  Basic.....................................................     10,434        10,550
                                                               ========      ========
  Diluted...................................................     10,494        10,551
                                                               ========      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                              ADDITIONAL                         COMPREHENSIVE
                                    COMMON     PAID-IN     RETAINED   TREASURY      INCOME         UNEARNED
                                     STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)       COMPENSATION    TOTAL
                                    -------   ----------   --------   --------   -------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Balance January 1, 2001...........  $11,210    $56,135     $97,192    $(9,092)      $(2,858)        $(461)      $152,126
Comprehensive income (loss):
  Net income......................                             299                                                   299
  Foreign currency translation
     adjustment...................                                                   (1,112)                      (1,112)
                                                                                                                --------
  Comprehensive (loss)............                                                                                  (813)
Amortization of restricted
  stock...........................                                                                     47             47
                                    -------    -------     -------    -------       -------         -----       --------
Balance March 31, 2001............  $11,210    $56,135     $97,491    $(9,092)      $(3,970)        $(414)      $151,360
                                    =======    =======     =======    =======       =======         =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $    299     $  4,560
  Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
     Depreciation and amortization..........................     5,026        5,505
                                                              --------     --------
                                                                 5,325       10,065
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................    (5,224)     (17,336)
     Inventories and other current assets...................   (13,549)     (12,684)
     Accounts payable and accrued expenses..................    10,343       16,319
     Other..................................................    (4,940)      (2,223)
                                                              --------     --------
       Net Cash (Used) by Operating Activities..............    (8,045)      (5,859)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (4,874)      (6,431)
                                                              --------     --------
     Net Cash (Used) by Investing Activities................    (4,874)      (6,431)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    11,000       10,500
  Payments on debt..........................................      (198)        (199)
  Purchase of treasury stock................................       -0-         (154)
                                                              --------     --------
     Net Cash Provided by Financing Activities..............    10,802       10,147
                                                              --------     --------
     (Decrease)in Cash and Cash Equivalents.................    (2,117)      (2,143)
     Cash and Cash Equivalents at Beginning of Period.......     2,612        5,867
                                                              --------     --------
     Cash and Cash Equivalents at End of Period.............  $    495     $  3,724
                                                              ========     ========
Taxes paid (refunded).......................................  $ (1,090)    $    121
Interest paid...............................................     2,821        2,564

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
                (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- ACQUISITION AND DISPOSITION

     On September 30, 2000, the Company acquired IBM's plant automation software product lines and related assets for cash of approximately $3.9 million. The transaction has been accounted for as a purchase and the results of operations prior to the date of acquisition were not deemed to be significant as defined in Regulation S-X.

     On June 30, 2000, the Company completed the sale of substantially all of the assets of Kay Home Products for cash of approximately $9.2 million and recorded a loss of approximately $15.3 million. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31    DECEMBER 31
                                                                2001         2000
                                                              --------    -----------
In process and finished goods...............................  $176,972     $164,833
Raw materials and supplies..................................    24,500       24,190
                                                              --------     --------
                                                              $201,472     $189,023
                                                              ========     ========

NOTE D -- SHAREHOLDERS' EQUITY

     At March 31, 2001, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,433,791 shares were issued and outstanding.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

NOTE E -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
NUMERATOR
Net income..................................................  $   299    $ 4,560
                                                              =======    =======
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................   10,434     10,550
Effect of dilutive securities:
  Employee stock options....................................       60          1
                                                              -------    -------
Denominator for diluted earnings per share-adjusted weighted
  average shares and assumed conversions....................   10,494     10,551
                                                              =======    =======
Net income per common share-basic...........................  $   .03    $   .43
                                                              =======    =======
Net income per common share-diluted.........................  $   .03    $   .43
                                                              =======    =======

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. Because of the Company's minimal use of derivatives, adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

NOTE G -- SEGMENTS

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of Class C production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective, supply chain management services. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. Intersegment sales are immaterial.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

     Results by Business Segment were as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Net sales, including intersegment sales:
     ILS....................................................  $117,854    $134,729
     Aluminum products......................................    20,658      33,781
     Manufactured products..................................    30,899      37,850
                                                              --------    --------
                                                              $169,411    $206,360
                                                              ========    ========
Income (loss) before income taxes:
     ILS....................................................  $ 10,734    $ 13,630
     Aluminum products......................................      (202)      2,630
     Manufactured products..................................     1,185       1,841
                                                              --------    --------
                                                                11,717      18,101
Amortization of excess purchase price over net assets
  acquired..................................................      (955)       (993)
Corporate costs.............................................    (1,306)     (1,875)
Interest expense............................................    (7,953)     (7,505)
Non-recurring expenses......................................      (950)        -0-
                                                              --------    --------
                                                              $    553    $  7,728
                                                              ========    ========

                                                              MARCH 31    DECEMBER 31
                                                                2001         2000
                                                              --------    -----------
Identifiable assets were as follows:
     ILS....................................................  $364,808     $349,444
     Aluminum products......................................    98,644       99,208
     Manufactured products..................................   170,804      164,524
     General corporate......................................    20,745       22,156
                                                              --------     --------
                                                              $655,001     $635,332
                                                              ========     ========

NOTE H -- OPTION OFFER PROGRAM

     The Company has initiated a program ("the Option Offer Program") whereby all outstanding options (1,089,500 at March 31, 2001) to purchase shares of Company common stock held by Company employees and directors will be tendered to the Company. Existing options tendered to the Company will be cancelled and, in return, participants will be granted new options on a one for one basis no sooner than six months after the tendered options have been cancelled. All of the new options will be granted under the Company's 1998 Long-Term Incentive Plan and, accordingly, the exercise price will be the market price at the date of grant. The 1998 Long-Term Incentive Plan must be amended by the shareholders at the Company's annual meeting on May 24, 2001, to increase the number of shares of common stock which may be awarded under the Plan in order for the Option Offer Program to be carried out successfully. In the event the Company's shareholders fail to approve the proposed amendment, participants may lose all of those existing stock options that they elect to tender to the Company.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

NOTE I -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Net income..................................................  $   299     $4,560
Foreign currency translation................................   (1,112)       (15)
                                                              -------     ------
Total comprehensive income (loss)...........................  $  (813)    $4,545
                                                              =======     ======

NOTE J -- NON-RECURRING EXPENSES

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the second half of 2000, the Company received interim insurance payments of $10.5 million, primarily reflecting replacement cost of fixed assets. Accordingly, the Company recognized a net gain of $5.2 million, substantially composed of involuntary conversion gains. In the first quarter of 2001 the Company expensed $950 thousand of non-recurring business interruption costs, which were not covered by insurance. At March 31, 2001 the Company had $9.9 million in fire insurance receivables, which were included in other current assets.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated March 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
May 10, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the three-month period ended March 31, 2001 is not directly comparable on a period-to-period basis to the financial information for the same three-month period in 2000 due to a divestiture, and to business interruption expenses relating to a fire at one of the company's rubber products plants. On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million. In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the second half of 2000, the Company received interim insurance payments of $10.5 million, primarily reflecting the replacement cost of fixed assets. Accordingly, the Company recognized a net gain of $5.2 million, substantially composed of involuntary conversion gains. In the first quarter of 2001 the Company expensed $950 thousand of non-recurring business interruption costs, which were not covered by insurance. At March 31, 2001 the Company had $9.9 million in fire insurance receivables, which were included in other current assets.

OVERVIEW

     The Company has three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading national supplier of Class C production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management services to major OEM's. The principal customers of ILS are in the heavy duty truck, vehicle parts and accessories, industrial equipment, electrical controls, HVAC, appliances and motors and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck, oil and aerospace industries.

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

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions to complement internal growth. The Company has acquired businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under supply chain service agreements and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and March 31, 2001, the Company's continuing operations incurred $116.8 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities, upgrade equipment and enhance the Company's management information systems.

RESULTS OF OPERATIONS

Three Months 2001 versus Three Months 2000

     Net sales declined by $36.9 million, or 18%, from $206.3 million for the first quarter of 2000 to $169.4 million for the first quarter of 2001. Organic sales declined 15%, or $30.4 million, while sales decreased by $6.5 million due to the divestiture of Kay Home Products. For ILS, net sales declined 13%, or

$16.9 million, due primarily to shrinkage in the heavy truck and automotive industries. For Aluminum Products, net sales declined 39%, or $13.1 million. This included a $4.0 million decrease related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, and $9.1 million decreased sales due to reductions in first quarter production releases from automotive OEM customers. Manufactured Products net sales decreased 18%, or $6.9 million, consisting of a $.4 million decrease in organic sales and a $6.5 million sales decrease due to the divestiture.

     Gross profit declined by $8.7 million, or 24%, from $36.3 million for the first quarter of 2000 to $27.6 million for the first quarter of 2001. Of the decline in gross profit, $7.0 million is attributable to organic sales decreases and the remainder to a divestiture. The Company's consolidated gross margin decreased to 16.3% for the first quarter of 2001 from 17.6% for the first quarter of 2000, with decreases in gross margins in all three segments. In ILS, decreased gross margin primarily resulted from the allocation of fixed overhead over a lower volume. In Aluminum Products, decreased gross margin reflected both $1.0 million less gross profit from the sales contracts which ended at Metalloy and the allocation of fixed overhead over lower volumes. The decrease in Manufactured Products margins primarily reflected the divestiture of Kay Home Products with its seasonally high first quarter gross margins.

     Selling, general and administrative ("SG&A") expenses decreased by $2.8 million, or 13%, to $18.2 million for the first quarter of 2001 from $21.0 million for the first quarter of 2000. SG&A expenses were reduced by $1.9 million in response to decreased sales from continuing operations and $.9 million by the divestiture of Kay Home Products. SG&A expenses as a percentage of net sales was 10.7% for the first three months of 2001 compared to 10.2% for the first three months of 2000.

     Interest expense increased by $.5 million from $7.5 million for the first quarter of 2000 to $8.0 million for the first quarter of 2001 due to higher average debt outstanding and higher average interest rates in the current period. During the first three months of 2001, the Company averaged outstanding borrowings of $355.5 million as compared to $345.9 million for the corresponding period of the prior year. The $9.6 million increase related primarily to increases in working capital. The average interest rate of 8.95% for the current quarter was 27 basis points higher than the average rate of 8.68% for first quarter 2000, primarily due to increased rates on the Company's revolving credit facility.

     The effective income tax rate for the three-month period ended March 31, 2001 was 46% compared to 41% for the corresponding period the prior year. This increase resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the significant reduction in pre-tax income compared to first quarter 2000.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On December 21, 2000, Park-Ohio signed a new credit agreement with a group of banks under which it may borrow up to $180 million secured by receivables and inventory. The proceeds from the credit agreement (as amended on March 12, 2001), which expires on December 31, 2003 will be used for general corporate purposes. Amounts borrowed under the new credit agreement may be borrowed at Park-Ohio's election at either
(i) the bank's prime lending rate plus up to 125 basis points or (ii) LIBOR plus 137.5-300 basis points depending on a ratio specified in the credit agreement, reflecting higher interest rates than the previous credit agreement. As of March 31, 2001, $149.5 million was outstanding under the facility, up from $138.5 million at December 31, 2000, due to increased working capital.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The availability of bank borrowings is based upon the Company's ability to meet various financial covenants, which could be materially impacted if recent negative economic trends continue.

     The ratio of current assets to current liabilities was 2.84 at March 31, 2001 versus 2.96 at December 31, 2000. Working capital increased by $6.3 million, to $219.7 million at March 31, 2001 from $213.4 million at December 31, 2000, to support the internal growth of the Company.

     During the first quarter of 2001, the Company generated cash flow from operations of $5.3 million before changes in operating assets and liabilities. After giving effect to the use of $13.3 million in the operating accounts, the Company used $8.0 million from operating activities compared to using $5.9 million in the first quarter of 2000. During the quarter, the Company invested $4.9 million in capital expenditures, including $2.0 million for replacement of fire-destroyed equipment and tooling. The remaining cash used, along with a decrease in cash of $2.1 million was offset by an increase in bank borrowings of $11.0 million.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and credit availability. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions; competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; the ability of the Company to meet various covenants, including financial covenants, contained in its credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that the our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $149.5 million at March 31, 2001. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the period.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (15)  Letter re: unaudited financial information

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

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

                                                  PARK-OHIO HOLDINGS CORP.
                                            ------------------------------------
                                                        (Registrant)

                                            By    /s/ RICHARD P. ELLIOTT
                                             -----------------------------------
                                            Name: Richard P. Elliott
                                            Title:  Vice President and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                            Officer)

                                            Dated          May 14, 2001
                                               ---------------------------------

                                 EXHIBIT INDEX
                         QUARTERLY REPORT ON FORM 10-Q
                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2001

EXHIBIT
-------
 (15)      Letter re: unaudited financial information