Form 10-Q
period 2001-06-30
PARK OHIO HOLDINGS CORP
filed 2001-08-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 2001, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO____________

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

        YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of July 31, 2001: 10,496,191.

                    The Exhibit Index is located on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- June 30, 2001 and December
            31, 2000
            Consolidated statements of operations -- Six months and three months ended June 30, 2001 and 2000
            Consolidated statement of shareholders' equity -- Six months ended June 30, 2001
            Consolidated statements of cash flows -- Six months ended
            June 30, 2001 and 2000
            Notes to consolidated financial statements -- June 30, 2001
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 2001           2000
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  1,475       $  2,612
  Accounts receivable, less allowances for doubtful accounts of $2,971 at June 30, 2001 and $3,292 at December 31,
     2000...................................................    114,573        117,318
  Inventories...............................................    192,790        189,023
  Other current assets......................................      6,716         13,191
                                                               --------       --------
          Total Current Assets..............................    315,554        322,144
Property, Plant and Equipment...............................    240,956        234,463
  Less accumulated depreciation.............................    108,625        101,757
                                                               --------       --------
                                                                132,331        132,706
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $14,140 at June 30, 2001
     and $12,283 at December 31, 2000.......................    133,312        133,612
  Other.....................................................     52,558         46,870
                                                               --------       --------
                                                               $633,755       $635,332
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 61,048       $ 76,041
  Accrued expenses..........................................     28,310         28,831
  Current portion of long-term liabilities..................      2,758          3,904
                                                               --------       --------
          Total Current Liabilities.........................     92,116        108,776
Long-Term Liabilities, less current portion
  Long-term debt............................................    360,287        343,248
  Other postretirement benefits.............................     23,564         24,487
  Other.....................................................      8,041          6,695
                                                               --------       --------
                                                                391,892        374,430
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-            -0-
     Common Stock...........................................     11,210         11,210
  Additional paid-in capital................................     56,135         56,135
  Retained earnings.........................................     95,958         97,192
  Treasury stock, at cost...................................     (9,092)        (9,092)
  Accumulated other comprehensive income (loss).............     (4,097)        (2,858)
  Unearned compensation - restricted stock awards...........       (367)          (461)
                                                               --------       --------
                                                                149,747        152,126
                                                               --------       --------
                                                               $633,755       $635,332
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30                   JUNE 30
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

Net sales...........................................   $164,162     $204,539     $333,573     $410,899
Cost of products sold...............................    139,019      167,246      280,799      337,329
                                                       --------     --------     --------     --------
  Gross profit......................................     25,143       37,293       52,774       73,570
Selling, general and administrative expenses........     19,255       21,392       37,430       42,436
                                                       --------     --------     --------     --------
  Operating income..................................      5,888       15,901       15,344       31,134
Interest expense....................................      7,847        7,720       15,800       15,225
Non-operating items, net............................        900       15,318        1,850       15,318
                                                       --------     --------     --------     --------
  Income (loss) before income taxes.................     (2,859)      (7,137)      (2,306)         591
Income taxes (benefit)..............................     (1,326)       1,130       (1,072)       4,298
                                                       --------     --------     --------     --------
  Net income (loss).................................   $ (1,533)    $ (8,267)    $ (1,234)    $ (3,707)
                                                       ========     ========     ========     ========
Net income (loss) per common share:
  Basic.............................................   $   (.15)    $   (.79)    $   (.12)    $   (.35)
                                                       ========     ========     ========     ========
  Diluted...........................................   $   (.15)    $   (.79)    $   (.12)    $   (.35)
                                                       ========     ========     ========     ========
Common shares used in the computation:
  Basic.............................................     10,435       10,528       10,435       10,539
                                                       ========     ========     ========     ========
  Diluted...........................................     10,496       10,528       10,496       10,539
                                                       ========     ========     ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                              ADDITIONAL                         COMPREHENSIVE
                                    COMMON     PAID-IN     RETAINED   TREASURY      INCOME         UNEARNED
                                     STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)       COMPENSATION    TOTAL
                                    -------   ----------   --------   --------   -------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Balance January 1, 2001...........  $11,210    $56,135     $97,192    $(9,092)      $(2,858)        $(461)      $152,126
Comprehensive income:
  Net income (loss)...............                          (1,234)                                               (1,234)
  Foreign currency translation
     adjustment...................                                                   (1,239)                      (1,239)
                                                                                                                --------
  Comprehensive income (loss).....                                                                                (2,473)
Amortization of restricted
  stock...........................                                                                     94             94
                                    -------    -------     -------    -------       -------         -----       --------
Balance June 30, 2001.............  $11,210    $56,135     $95,958    $(9,092)      $(4,097)        $(367)      $149,747
                                    =======    =======     =======    =======       =======         =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $ (1,234)    $ (3,707)
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
     Depreciation and amortization..........................    10,049       10,520
     Loss on sale of Kay Home Products......................       -0-       15,318
                                                              --------     --------
                                                                 8,815       22,131
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................     2,745      (13,841)
     Inventories and other current assets...................     2,709       (2,188)
     Accounts payable and accrued expenses..................   (15,512)       2,580
     Other..................................................    (7,970)      (4,707)
                                                              --------     --------
       Net Cash (Used) Provided by Operating Activities.....    (9,213)       3,975

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (7,817)      (9,584)
  Proceeds from sale of Kay Home Products...................       -0-        9,177
                                                              --------     --------
     Net Cash (Used) by Investing Activities................    (7,817)        (407)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    19,000       14,000
  Payments on debt..........................................    (3,107)     (19,422)
  Purchase of treasury stock................................       -0-         (688)
                                                              --------     --------
     Net Cash (Used) Provided by Financing Activities.......    15,893       (6,110)
                                                              --------     --------
     (Decrease) in Cash and Cash Equivalents................    (1,137)      (2,542)
     Cash and Cash Equivalents at Beginning of Period.......     2,612        5,867
                                                              --------     --------
     Cash and Cash Equivalents at End of Period.............  $  1,475     $  3,325
                                                              ========     ========
Taxes paid (refunded).......................................  $ (1,641)    $    965
Interest paid...............................................    15,263       14,741

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2001

                (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- ACQUISITIONS AND DISPOSITION

     On September 30, 2000, the Company acquired IBM's plant automation software product lines and related assets for cash of approximately $3.9 million. The transaction has been accounted for as a purchase and the results of operations prior to the date of acquisition were not deemed to be significant as defined in Regulation S-X.

     On June 30, 2000 the Company completed the sale of substantially all of the assets of Kay Home Products for cash of approximately $9.2 million and recorded a loss of approximately $15.3 million, which is included in non-operating items, net in the consolidated statement of operations. Kay Home was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30     DECEMBER 31
                                                                2001         2000
                                                              --------    -----------
In process and finished goods...............................  $168,797     $164,833
Raw materials and supplies..................................    23,993       24,190
                                                              --------     --------
                                                              $192,790     $189,023
                                                              ========     ========

NOTE D -- SHAREHOLDERS' EQUITY

     At June 30, 2001, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,496,191 shares were issued and outstanding.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

NOTE E -- NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                     JUNE 30
                                                    ----------------------      ----------------------
                                                      2001         2000           2001         2000
                                                    ---------    ---------      ---------    ---------
                                                     (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
NUMERATOR
Net income (loss).................................   $(1,533)     $(8,267)       $(1,234)     $(3,707)
                                                     =======      =======        =======      =======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares..................................    10,435       10,528         10,435       10,539
Effect of dilutive securities:
  Employee stock awards...........................        61          -0-             61          -0-
                                                     -------      -------        -------      -------
Denominator for diluted earnings per
  share-adjusted weighted average shares and
  assumed conversions.............................    10,496       10,528         10,496       10,539
                                                     =======      =======        =======      =======
Net income (loss) per common share-basic..........   $  (.15)     $  (.79)       $  (.12)     $  (.35)
                                                     =======      =======        =======      =======
Net income (loss) per common share-diluted........   $  (.15)     $  (.79)       $  (.12)     $  (.35)
                                                     =======      =======        =======      =======

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. Because of the Company's minimal use of derivatives, adoption of the new Statement did not impact earnings or the financial position of the Company.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of FAS 142 will have on its results of operations and financial position.

NOTE G -- SEGMENTS

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management services. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. Intersegment sales are immaterial.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

     Results by Business Segment were as follows:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30                     JUNE 30
                                             --------------------      ------------------------
                                               2001        2000          2001          2000
                                             --------    --------      --------    ------------
                                              (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales:
     ILS...................................  $108,466    $129,862      $226,320      $264,591
     Aluminum products.....................    21,300      31,283        41,958        65,064
     Manufactured products.................    34,396      43,394        65,295        81,244
                                             --------    --------      --------      --------
                                             $164,162    $204,539      $333,573      $410,899
                                             ========    ========      ========      ========
Income (loss) before income taxes:
     ILS...................................  $  6,956    $ 12,085      $ 17,690      $ 25,715
     Aluminum products.....................      (563)      2,646          (765)        5,276
     Manufactured products.................     2,038       3,948         3,223         5,789
                                             --------    --------      --------      --------
                                                8,431      18,679        20,148        36,780
Amortization of excess purchase price over
  net assets acquired......................      (902)       (988)       (1,857)       (1,981)
Corporate costs............................    (1,641)     (1,790)       (2,947)       (3,665)
Interest expense...........................    (7,847)     (7,720)      (15,800)      (15,225)
Non-recurring items, net...................      (900)    (15,318)       (1,850)      (15,318)
                                             --------    --------      --------      --------
                                             $ (2,859)   $ (7,137)     $ (2,306)     $    591
                                             ========    ========      ========      ========

                                                                        JUNE 30     DECEMBER 31
                                                                          2001         2000
                                                                        --------    -----------
Identifiable assets were as follows:
     ILS..........................................................      $348,186     $349,444
     Aluminum products............................................        98,338       99,208
     Manufactured products........................................       176,456      164,524
     General corporate............................................        10,775       22,156
                                                                        --------     --------
                                                                        $633,755     $635,332
                                                                        ========     ========

NOTE H -- OPTION OFFER PROGRAM

     The Company completed a program ("the Option Offer Program") whereby all outstanding options (1,089,500 at May 29, 2001) to purchase shares of Company common stock held by Company employees and directors were tendered to the Company. Existing options tendered to the Company were cancelled and, in return, participants will be granted new options on a one for one basis no sooner than six months after the tendered options have been cancelled. All of the new options will be granted under the Company's 1998 Long-Term Incentive Plan and accordingly, the exercise price will be the market price at the date of grant. The 1998 Long-Term Incentive Plan was amended by the shareholders at the Company's annual meeting on May 24, 2001, to increase the number of shares of common stock which may be awarded under the Plan in order for the Option Offer Program to be carried out successfully.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

NOTE I -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                    {THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30                    JUNE 30
                                                   ----------------------      --------------------
                                                     2001         2000           2001        2000
                                                   ---------    ---------      --------    --------
                                                   (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net income (loss)................................   $(1,533)     $(8,267)      $(1,234)    $(3,707)
Foreign currency translation.....................      (127)        (505)       (1,239)       (520)
                                                    -------      -------       -------     -------
Total comprehensive income (loss)................   $(1,660)     $(8,772)      $(2,473)    $(4,227)
                                                    =======      =======       =======     =======

NOTE J -- NON-OPERATING ITEMS, NET

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the second half of 2000, the Company received interim insurance payments of $10.5 million, primarily reflecting replacement cost of fixed assets. Accordingly, the Company recognized a net gain of $5.2 million, substantially composed of involuntary conversion gains. In the first half of 2001 the Company expensed $1.9 million of non-recurring business interruption costs, which were not covered by insurance. In May 2001, the Company received an additional $12.5 million as final settlement with its insurance carrier, thereby reducing fire insurance receivables, which were included in other current assets.

     In June 2000, the Company completed the sale of substantially all of the assets of Kay Home Products and recorded a loss of approximately $15.3 million.

NOTE K -- FINANCING ARRANGEMENTS

     On June 30, 2001, the Company amended its credit and security agreement with a group of banks, under which it may borrow or issue standby letters of credit and commercial letters of credit up to $180 million. Interest is payable quarterly at either the banks' prime lending rate plus up to 1.5% or at the Company's election at LIBOR plus 1.375% -- 3.25%. The interest rate is dependent on the Company's ratio of total funded indebtedness to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the credit agreement and is adjusted every quarter. The revolving credit is secured by substantially all of the Company's assets.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet (unaudited) of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations (unaudited) for the three-month and six-month periods ended June 30, 2001 and 2000, the consolidated statement of shareholders' equity (unaudited) for the six-month period ended June 30, 2001 and the consolidated statements of cash flows (unaudited) for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 8, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The financial information for the six and three-month periods ended June 30, 2001 is not directly comparable on a period-to-period basis to the financial information for the six and three-month periods ended June 30, 2000 due to a divestiture, and to business interruption expenses relating to a fire at one of the company's rubber plants. On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million, recognizing a non-operating loss of $15.3 million. In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the second half of 2000, the company received interim insurance payments of $10.5 million, primarily reflecting the replacement cost of fixed assets, and recognized a net gain of $5.2 million, substantially composed of involuntary conversion gains. In the second quarter of 2001, the Company reached a final settlement of its insurance claim and received a final insurance payment of $12.5 million. This payment offset all fire insurance receivables. At June 30, 2001, the Company had $.7 million of accrued fire-related expenses, which will be paid in the third quarter. In the first and second quarters of 2001, the Company expensed $950 thousand and $900 thousand respectively, of non-recurring business interruption costs which were not covered by insurance.

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

     Between 1993 and 2000, the Company grew significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 35% compounded annual growth rate ("CAGR"), from $94.5 million to $754.7 million, and income from continuing operations on a fully taxed basis, excluding the 2000 effects of the sale of Kay Home Products and fire insurance gains, increased at a 23% CAGR from $2.4 million to $10.1 million.

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

     Between January 1, 1994 and June 30, 2001, the Company's continuing operations incurred $119.7 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities, upgrade equipment and enhance the Company's management information systems.

RESULTS OF OPERATIONS

First Half 2001 versus First Half 2000

     Net sales declined by $77.3 million, or 19%, from $410.9 million for the first half of 2000 to $333.6 million for the first half of 2001. Organic sales declined 16%, or $64.5 million, while sales decreased by $12.8 million due to the divestiture of Kay Home Products. ILS net sales declined 14%, or $38.3 million, due primarily to shrinkage in heavy truck and other customer industries. Aluminum Products net sales declined 36%, or $23.1 million. This included a $9.9 million decrease relating to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, and $2.8 million relating to the Company's decision to discontinue production of low-volume non-automotive products, while the remainder, $10.4 million, resulted from reductions in production releases from automotive customers. Manufactured Products net sales decreased 20%, or $15.9 million, consisting of a $3.1 million decrease in organic sales and a $12.8 million sales decrease due to the divestiture.

     Gross profit declined by $20.8 million, or 28%, from $73.6 million for the first half of 2000 to $52.8 million for the first half of 2001. Of this decline, $17.7 million was attributable to the organic sales decreases and the remainder to the divestiture. The Company's consolidated gross margin decreased to 15.8% for the first six months of 2001 from 17.9% for the first six months of 2000. This decline in consolidated gross margin was due to decreased margins in all three segments. The decline in ILS gross margin related to reduced volumes resulting in the allocation of fixed operational overheads over a smaller sales base. For Aluminum Products, the decrease in gross margins related to the allocation of fixed manufacturing overhead over a smaller production base. The decrease in margins in the Manufactured Products segment resulted primarily from the divestiture of Kay Home Products with its high first-half gross margin, and secondarily from decreased production levels which allocated fixed overhead costs over a smaller productive base.

     Selling, general and administrative ("SG&A") expenses decreased by 12%, or $5.0 million, to $37.4 million for the first six months of 2001 from $42.4 million for the first six months of 2000. SG&A expenses were reduced by $3.0 million in response to declining sales from continuing operations and $2.0 million by the divestiture of Kay Home Products. SG&A expenses as a percentage of net sales were 11.2% for the first six months of 2001 compared to 10.3% for the first six months of 2000.

     Interest expense increased by $.6 million from $15.2 million in the first half of 2000 to $15.8 million in the first half of 2001 due to higher average debt outstanding during the current period. During the first six months of 2001, the Company averaged outstanding borrowings of $357.7 million as compared to $344.5 million for the corresponding period of the prior year. The $13.2 million increase related primarily to increases in working capital. The average interest rate was 8.84% for both the six months ended June 30, 2001 and June 30, 2000.

     The effective income tax rate for the six-month period ended June 30, 2001 was 46%, while, before considering the tax effect of the divestiture of Kay Home Products, the effective income tax rate for the six-month period ended June 30, 2000 was 41%. This increase resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the significant reduction in pretax income during the first half of 2001 as compared to the first half of 2000.

Second Quarter 2001 versus Second Quarter 2000

     Net sales decreased by $40.4 million, or 20%, from $204.5 million for the second quarter of 2000 to $164.1 million for the second quarter of 2001. Organic sales declined 17%, or $34.2 million, while sales decreased by $6.2 million due to the divestiture of Kay Home Products. ILS net sales decreased 16%, or $21.4 million, due primarily to shrinkage in heavy truck and other customer industries. Aluminum Products net sales declined 32%, or $10.0 million. This included a $4.9 million decrease relating to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, and $1.3 million relating to the Company's decision to discontinue production of low-volume, non-automotive products, while the remainder, $3.8 million, resulted from reductions in production releases from automotive customers. Manufactured

Products net sales declined by $9.0 million, consisting of a $2.8 million decrease in organic sales and a $6.2 million sales decrease due to the divestiture.

     Gross profit declined by $12.2 million, or 33%, from $37.3 million for the second quarter of 2000 to $25.1 million for the second quarter of 2001. Of this decline, $10.7 million was attributable to organic sales decreases and the remainder to the divestiture. The Company's consolidated gross margin decreased to 15.3% for the current quarter from 18.2% for the quarter ended June 30, 2000. This decline in consolidated gross margin was due to decreased margins in all three segments. The decline in ILS gross margin related to reduced volumes resulting in the allocation of fixed operational overheads over a smaller sales base. For Aluminum Products, the decrease in gross margins related to the allocation of fixed manufacturing overhead over a smaller production base. The decrease in margins in the Manufactured Products segment resulted primarily from the divestiture of Kay Home Products with its high second quarter gross margin, and secondarily from decreased production levels which allocated fixed overhead costs over a smaller productive base.

     Selling, general and administrative ("SG&A") expenses decreased by 10%, or $2.1 million, to $19.3 million for second quarter 2001 from $21.4 million for second quarter 2000. SG&A expenses were reduced by $1.0 million in response to declining sales from continuing operations and $1.1 million by the divestiture of Kay Home Products. SG&A expenses as a percentage of net sales were 11.7% in second quarter 2001 as compared to 10.5% in the same period of 2000.

     Interest expense increased by $.1 million from $7.7 million in second quarter 2000 to $7.8 million in 2001 primarily due to higher average debt outstanding during the current period. During the second quarter of 2001, the Company averaged outstanding borrowings of $359.4 million as compared to $344.7 million for the corresponding period of the prior year. The $14.7 million increase related primarily to increases in working capital. The average interest rate of 8.73% for second quarter 2001 was 23 basis points lower than the average rate of 8.96% for the corresponding period of 2000, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for second quarter 2001 was 46%, while, before considering the tax effect of the divestiture of Kay Home Products, the effective income tax rate for second quarter 2000 was 41%. This increase resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the significant reduction in pretax income during the first half of 2001 as compared to the first half of 2000.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On December 21, 2000 Park-Ohio entered into a credit agreement with a group of banks under which it may borrow up to $180 million secured by receivables, inventory and property, plant and equipment. The proceeds from the credit agreement (as amended June 30, 2001), which expires on December 31, 2003, will be used for general corporate purposes. Amounts borrowed under the new credit agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate plus up to 150 basis points or (ii) LIBOR plus 137.5-325 basis points depending on a financial ratio specified in the credit agreement, reflecting higher interest rates than the previous credit agreement. As of August 13, 2001, $143.0 million was outstanding under the facility, a decrease of $11.0 million from the balance outstanding at June 30, 2001.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The availability of bank borrowings is based on the company's ability to meet various financial covenants, which could be materially impacted if recent negative economic trends continue.

     The ratio of current assets to current liabilities was 3.42 at June 30, 2001 versus 2.96 at December 31, 2000. Working capital increased by $10.0 million, to $223.4 million at June 30, 2001 from $213.4 million at December 31, 2000.

     During the first six months of 2001, the Company generated $8.8 million from operations before changes in operating assets and liabilities. After giving effect to the use of $18.0 million in the operating accounts, the Company used $9.2 million from operating activities as compared to generating $4.0 million for the first half of 2000. During the first six months of 2001, the Company invested $7.8 million in capital expenditures, including $2.0 million for replacement of fire-destroyed equipment and tooling. The remaining cash used, along with a decrease in cash of $1.1 million was offset by an increase in borrowings of $15.9 million.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels of capital expenditures and credit availability. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; the ability of the Company to meet various covenants, including financial covenants, contained in its credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 2001, and for the three-month and six-month periods ended June 30, 2001 and 2000, have been reviewed by Ernst & Young LLP, our independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $154.0 million at June 30, 2001. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.8 million during the six months ended June 30, 2001.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 24, 2001. The stockholders approved the election of two directors to serve until the annual meeting of stockholders in the year 2004. The votes cast for each nominee were as follows:

                                                            FOR      WITHHELD
                                                         ---------   ---------
Edward F. Crawford.....................................  8,866,059   1,630,132
James W. Wert..........................................  9,052,043   1,444,148

     Directors whose term of office as a director continued after the annual meeting were: Matthew V. Crawford, Kevin R. Greene, Thomas E. McGinty and James
W. Wert.

     The votes cast for a proposal to approve the Amended and Restated Long-Term Incentive Plan, the terms of which were described in the Proxy Statement dated April 19, 2001, were as follows:

     5,230,341 voting shares were voted in favor of the proposal
     3,320,238 voting shares were voted against the proposal
        22,857 voting shares abstained
     1,485,777 voting shares not voted

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

           (4) Second amendment, dated June 30, 2001, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions

          (15)  Letter re: unaudited financial information

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

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

                                                  PARK-OHIO HOLDINGS CORP.
                                            ------------------------------------
                                                        (Registrant)

                                            By    /s/ RICHARD P. ELLIOTT
                                             -----------------------------------
                                            Name: Richard P. Elliott
                                            Title:  Vice President and Chief
                                                Financial Officer (Principal
                                                Accounting and Financial
                                            Officer)

                                            Dated         August 13, 2001
                                               ---------------------------------

                                 EXHIBIT INDEX
                         QUARTERLY REPORT ON FORM 10-Q
                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 2001

EXHIBIT
-------
  (4)      Second amendment, dated June 30, 2001, to the Credit and
           Security Agreement among Park-Ohio Industries, Inc. and
           various financial institutions
 (15)      Letter re: unaudited financial information