Form 10-Q
period 2001-09-30
PARK OHIO HOLDINGS CORP
filed 2001-11-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 2001, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO____________

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

        YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of October 31, 2001: 10,496,191.

                    The Exhibit Index is located on page 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- September 30, 2001 and
            December 31, 2000
            Consolidated statements of operations -- Nine months and
            three months ended September 30, 2001 and 2000
            Consolidated statement of shareholders' equity -- Nine
            months ended September 30, 2001
            Consolidated statements of cash flows -- Nine months ended
            September 30, 2001 and 2000
            Notes to consolidated financial statements -- September 30,
            2001
            Independent accountants' review report
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2001           2000
                                                              ------------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................    $  2,942       $  2,612
  Accounts receivable, less allowances for doubtful accounts of $2,961 at September 30, 2001 and $3,292 at December
     31, 2000...............................................     108,990        117,318
  Inventories...............................................     177,881        189,023
  Other current assets......................................      12,155         13,191
                                                                --------       --------
          Total Current Assets..............................     301,968        322,144
Property, Plant and Equipment...............................     244,468        234,463
  Less accumulated depreciation.............................     113,350        101,757
                                                                --------       --------
                                                                 131,118        132,706
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $15,081 at September 30,
     2001 and $12,283 at December 31, 2000..................     132,724        133,612
  Other.....................................................      55,408         46,870
                                                                --------       --------
                                                                $621,218       $635,332
                                                                ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 58,052       $ 76,041
  Accrued expenses..........................................      30,703         28,831
  Current portion of long-term liabilities..................       2,528          3,904
                                                                --------       --------
          Total Current Liabilities.........................      91,283        108,776
Long-Term Liabilities, less current portion
  Long-term debt............................................     351,540        343,248
  Other postretirement benefits.............................      23,127         24,487
  Other.....................................................       8,012          6,695
                                                                --------       --------
                                                                 382,679        374,430
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................         -0-            -0-
     Common Stock...........................................      11,210         11,210
  Additional paid-in capital................................      56,135         56,135
  Retained earnings.........................................      93,258         97,192
  Treasury stock, at cost...................................      (9,092)        (9,092)
  Accumulated other comprehensive income (loss).............      (3,934)        (2,858)
  Unearned compensation - restricted stock awards...........        (321)          (461)
                                                                --------       --------
                                                                 147,256        152,126
                                                                --------       --------
                                                                $621,218       $635,332
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30              SEPTEMBER 30
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales...........................................   $156,183     $170,923     $489,756     $581,822
Cost of products sold...............................    132,078      143,217      412,573      480,546
                                                       --------     --------     --------     --------
  Gross profit......................................     24,105       27,706       77,183      101,276
Selling, general and administrative expenses........     17,152       15,854       52,726       56,308
Amortization of goodwill............................        941          893        2,798        2,875
Restructuring and other non-recurring expenses......        709          -0-        1,012          -0-
                                                       --------     --------     --------     --------
  Operating income..................................      5,303       10,959       20,647       42,093
Interest expense....................................      7,856        7,601       23,656       22,826
Non-operating items, net............................        -0-       (4,700)       1,850       10,618
                                                       --------     --------     --------     --------
  Income (loss) before income taxes.................     (2,553)       8,058       (4,859)       8,649
Income taxes (benefit)..............................        147        3,260         (925)       7,558
                                                       --------     --------     --------     --------
  Net income (loss).................................   $ (2,700)    $  4,798     $ (3,934)    $  1,091
                                                       ========     ========     ========     ========
Net income (loss) per common share:
  Basic.............................................   $   (.26)    $    .46     $   (.38)    $    .10
                                                       ========     ========     ========     ========
  Diluted...........................................   $   (.26)    $    .46     $   (.38)    $    .10
                                                       ========     ========     ========     ========
Common shares used in the computation:
  Basic.............................................     10,434       10,456       10,434       10,511
                                                       ========     ========     ========     ========
  Diluted...........................................     10,434       10,462       10,434       10,513
                                                       ========     ========     ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                              ADDITIONAL                         COMPREHENSIVE
                                    COMMON     PAID-IN     RETAINED   TREASURY      INCOME         UNEARNED
                                     STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)       COMPENSATION    TOTAL
                                    -------   ----------   --------   --------   -------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Balance January 1, 2001...........  $11,210    $56,135     $97,192    $(9,092)      $(2,858)        $(461)      $152,126
Comprehensive income:
  Net income (loss)...............                          (3,934)                                               (3,934)
  Foreign currency translation
     adjustment...................                                                   (1,076)                      (1,076)
                                                                                                                --------
  Comprehensive income (loss).....                                                                                (5,010)
Amortization of restricted
  stock...........................                                                                    140            140
                                    -------    -------     -------    -------       -------         -----       --------
Balance September 30, 2001........  $11,210    $56,135     $93,258    $(9,092)      $(3,934)        $(321)      $147,256
                                    =======    =======     =======    =======       =======         =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $ (3,934)    $  1,091
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    15,369       15,343
     Loss on sale of Kay Home Products......................       -0-       15,318
     Gain from fire insurance...............................       -0-       (4,700)
                                                              --------     --------
                                                                11,435       27,052
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................     8,327      (11,374)
     Inventories and other current assets...................    12,179       (9,296)
     Accounts payable and accrued expenses..................   (16,117)       5,645
     Other..................................................   (11,427)      (7,655)
                                                              --------     --------
       Net Cash Provided by Operating Activities............     4,397        4,372

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (10,983)     (17,513)
  Costs of acquisitions, net of cash acquired...............       -0-       (3,530)
  Proceeds from sale of Kay Home Products...................       -0-        9,177
                                                              --------     --------
     Net Cash (Used) by Investing Activities................   (10,983)     (11,866)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    19,000       23,000
  Payments on debt..........................................   (12,084)     (19,602)
  Purchase of treasury stock................................       -0-       (1,295)
  Issuance of common stock under stock option plan..........       -0-          123
                                                              --------     --------
     Net Cash Provided by Financing Activities..............     6,916        2,226
                                                              --------     --------
     Increase (Decrease) in Cash and Cash Equivalents.......       330       (5,268)
     Cash and Cash Equivalents at Beginning of Period.......     2,612        5,867
                                                              --------     --------
     Cash and Cash Equivalents at End of Period.............  $  2,942     $    599
                                                              ========     ========
Taxes paid (refunded).......................................  $ (1,509)    $  1,601
                                                              ========     ========
Interest paid...............................................  $ 17,705     $ 17,367
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 2001

               (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company's results of operations are typically stronger in the first six months, rather than the last six months of each calendar year, due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and to holidays in the fourth quarter. Certain amounts have been reclassified to conform to current year presentation.

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

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                             SEPTEMBER 30    DECEMBER 31
                                                                 2001           2000
                                                             ------------    -----------
In process and finished goods..............................    $155,422       $164,833
Raw materials and supplies.................................      22,459         24,190
                                                               --------       --------
                                                               $177,881       $189,023
                                                               ========       ========

NOTE D -- SHAREHOLDERS' EQUITY

     At September 30, 2001, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,496,191 shares were issued and outstanding.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE E -- NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                    ----------------------      ----------------------
                                                      2001         2000           2001         2000
                                                    ---------    ---------      ---------    ---------
                                                     (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
NUMERATOR
Net income (loss).................................   $(2,700)     $ 4,798        $(3,934)     $ 1,091
                                                     =======      =======        =======      =======
DENOMINATOR
Denominator for basic earnings per share-weighted
  average shares..................................    10,434       10,456         10,434       10,511
Effect of dilutive securities:
  Employee stock awards...........................       -0-            6            -0-            2
                                                     -------      -------        -------      -------
Denominator for diluted earnings per
  share-adjusted weighted average shares and
  assumed conversions.............................    10,434       10,462         10,434       10,513
                                                     =======      =======        =======      =======
Net income (loss) per common share-basic..........   $  (.26)     $   .46        $  (.38)     $   .10
                                                     =======      =======        =======      =======
Net income (loss) per common share-diluted........   $  (.26)     $   .46        $  (.38)     $   .10
                                                     =======      =======        =======      =======

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. Because the Company does not currently use derivatives, adoption of the new Statement did not impact earnings or the financial position of the Company.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, which is consistent with the Company's treatment of prior business combinations.

     In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective January 1, 2002, and finish evaluating potential impairment of existing goodwill by June 30, 2002. The Company is currently evaluating the effect that adoption of FAS 142 will have on its results of operations and financial position, including any potential for goodwill impairment. At September 30, 2001, the Company has $132.7 million of goodwill, with annual amortization expense of approximately $3.7 million.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which establishes a single accounting model to be used for long-lived assets, to be disposed of. The new rules supercede FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of FAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supercede the provisions of APB Opinion 30 with

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES regard to reporting the effects of a disposal of a segment of a business. FAS 144 will also require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect that adoption of this standard will have on the Company's financial position, results of operations or cash flows.

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

     Results by Business Segment were as follows:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30              SEPTEMBER 30
                                               --------------------      --------------------
                                                 2001        2000          2001        2000
                                               --------    --------      --------    --------
                                                           (DOLLARS IN THOUSANDS)
Net sales:
     ILS.....................................  $ 97,817    $111,934      $324,137    $376,525
     Aluminum products.......................    20,545      24,871        62,503      89,935
     Manufactured products...................    37,821      34,118       103,116     115,362
                                               --------    --------      --------    --------
                                               $156,183    $170,923      $489,756    $581,822
                                               ========    ========      ========    ========
Income (loss) before income taxes:
     ILS.....................................  $  5,303    $  9,351      $ 21,649    $ 33,900
     Aluminum products.......................      (773)       (670)       (1,908)      4,236
     Manufactured products...................     2,485       4,002         5,567       9,346
                                               --------    --------      --------    --------
                                                  7,015      12,683        25,308      47,482
Corporate costs..............................    (1,712)     (1,724)       (4,661)     (5,389)
Interest expense.............................    (7,856)     (7,601)      (23,656)    (22,826)
Non-recurring items, net.....................       -0-       4,700        (1,850)    (10,618)
                                               --------    --------      --------    --------
                                               $ (2,553)   $  8,058      $ (4,859)   $  8,649
                                               ========    ========      ========    ========

NOTE H -- OPTION OFFER PROGRAM

     The Company completed a program ("the Option Offer Program") whereby all outstanding options (1,089,500 at May 29, 2001) to purchase shares of Company common stock held by Company employees and directors were tendered to the Company and cancelled. The Company intends to grant new options on a one for one basis in December 2001 under the Company's 1998 Long-Term Incentive Plan at an exercise price equal to the market price on the date of grant.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE I -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30            SEPTEMBER 30
                                                     -------------------      -----------------
                                                       2001       2000         2001       2000
                                                     --------    -------      -------    ------
                                                               (DOLLARS IN THOUSANDS)
Net income (loss)..................................  $(2,700)    $4,798       $(3,934)   $1,091
Foreign currency translation gain (loss)...........      163       (404)       (1,076)     (924)
                                                     -------     ------       -------    ------
Total comprehensive income (loss)..................  $(2,537)    $4,394       $(5,010)   $  167
                                                     =======     ======       =======    ======

NOTE J -- RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

     During 2001, the Company closed several ILS distribution centers and a manufacturing plant, began restructuring its Rubber Group manufacturing activities in the aftermath of the fire that destroyed the Cicero Rubber plant, and closed a manufacturing facility in its Aluminum Products Group. As a result of these actions, the Company reduced employee headcount by 311, incurring severance costs of $.5 million and incurred $.5 million related to the closing of facilities. Of these amounts, $.7 million was incurred in the third quarter. All amounts incurred have been paid as of September 30, 2001. The Company continues to evaluate additional restructuring and cost reductions.

NOTE K -- NON-OPERATING ITEMS, NET

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the third quarter of 2000, the Company received a partial settlement from its insurance carrier, primarily reflecting the replacement cost of fixed assets, and recognized a net gain of $4.7 million. In the nine months ended September 30, 2001, the Company expensed $1.9 million of non-recurring business interruption costs, which were not covered by insurance.

     In June 2000, the Company completed the sale of substantially all of the assets of Kay Home Products and recorded a pretax loss of approximately $15.3 million.

NOTE L -- INCOME TAXES

     Despite a loss before income taxes of $2.6 million, the Company recorded a $.1 million tax provision as a result of the change in the estimated income tax rate for 2001 from 46% to 19%. This change, which reduced the third quarter income tax benefit by $.6 million, resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the pretax loss during the first nine months of 2001.

NOTE M -- FINANCING ARRANGEMENTS

     The Company is a party to a credit agreement dated December 21, 2000 (as amended) with a group of banks, under which it may borrow or issue standby letters of credit and commercial letters of credit up to $180 million. Interest is payable quarterly at either the banks' prime lending rate plus 0.5%-1.5% or at the Company's election at LIBOR plus 2.75%-3.50%. The Company's ability to elect LIBOR-based interest and the interest rate are dependent on the Company's ratio of senior funded indebtedness to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the credit agreement and adjusted every quarter. The revolving credit is secured by substantially all of the Company's assets.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet (unaudited) of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations (unaudited) for the three-month and nine-month periods ended September 30, 2001 and 2000, the consolidated statement of shareholders' equity (unaudited) for the nine-month period ended September 30, 2001 and the consolidated statements of cash flows (unaudited) for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The financial information for the nine and three-month periods ended September 30, 2001 is not directly comparable to the financial information for the nine and three-month periods ended September 30, 2000 due to a divestiture, business interruption expenses relating to a fire at one of the Company's rubber plants, and restructuring and other non-recurring expenses. On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million, recognizing a non-operating loss of $15.3 million. In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the third quarter of 2000, the company received interim insurance payments, primarily reflecting the replacement cost of fixed assets, and recognized a net gain of $4.7 million. In the first and second quarters of 2001, the Company expensed $950 thousand and $900 thousand respectively, of non-recurring business interruption costs which were not covered by insurance. In 2001, the Company closed nine logistics warehouses and two manufacturing plants, incurring restructuring and other non-recurring expenses of $1.0 million ($.7 million in the third quarter of 2001).

OVERVIEW

     The Company has three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading logistics provider of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management services to major OEM's. The principal customers of ILS are in the heavy duty truck, vehicle parts and accessories, industrial equipment, electrical controls, HVAC, appliances and motors, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck, oil and aerospace industries.

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

     The Company's sales volumes and profitability began to decline in third quarter 2000 and have continued through the current quarter. This volume drop is directly linked to overall weakness in the manufacturing economy, and particularly to contraction in the Heavy Truck and Automotive industries. As a result, net sales declined by $92.0 million in the first nine months of 2001 to $489.8 million, and the Company incurred a net loss of $3.9 million ($1.6 million excluding the after-tax impact of the non-recurring charges discussed above). The Company expects this trend in sales and earnings to continue in fourth quarter 2001. Despite these sales declines, the Company believes it has retained or gained market share in most major markets served.

     The Company responded to this downturn by reducing costs and taking targeted actions to increase specific prices and exit low-margin products. These actions have partially offset the decline in gross margins caused by the absorption of fixed overheads over a reduced sales base. The Company has also begun to restructure several of its businesses, including the closure of two manufacturing plants and nine logistics warehouses. In the three months ended September 30, 2001, the Company recognized restructuring and other non-recurring expenses of $.7 million, with $.2 million occurring in ILS, $.1 million in Aluminum Products and $.4 million in Manufactured Products. The Company continues to evaluate additional restructuring and cost reductions. Management's actions are intended to position the Company for profitability when the manufacturing economy stabilizes and returns to growth.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective January 1, 2002, and finish evaluating potential impairment of existing goodwill by June 30, 2002. There may be a charge to earnings if goodwill has been impaired. The Company is currently evaluating the effect that adoption of FAS 142 will have on its results of operations and financial position, including any potential goodwill impairment.

RESULTS OF OPERATIONS

Nine Months 2001 versus Nine Months 2000

     Net sales declined by $92.0 million, or 16%, from $581.8 million for the first nine months of 2000 to $489.8 million for the first nine months of 2001. Organic sales declined 14%, or $79.3 million, while sales decreased by $12.8 million due to the divestiture of Kay Home Products. ILS net sales declined 14%, or $52.4 million, due primarily to shrinkage in heavy truck and other customer industries. Aluminum Products net sales declined 31%, or $27.4 million. This included an $11.3 million decrease relating to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, and $3.6 million relating to the Company's decision to discontinue production of low-volume non-automotive products, while the remainder, $12.5 million, resulted from reductions in production releases from automotive customers. Manufactured Products net sales decreased 11%, or $12.3 million, consisting of a $.5 million increase in organic sales offset by the divestiture of $12.8 million sales.

     Gross profit declined by $24.1 million, or 24%, from $101.3 million for the first three quarters of 2000 to $77.2 million for the first three quarters of 2001. Of this decline, $10.9 million was attributable to the organic sales decreases and the remainder to the divestiture. The Company's consolidated gross margin decreased to 15.8% for the first nine months of 2001 from 17.4% for the first nine months of 2000, due to decreased margins in all three segments. The decline in ILS gross margin related to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales base. For Aluminum Products, the decrease in gross margins related to the absorption of fixed manufacturing overhead over a smaller production base. The decrease in margins in the Manufactured Products segment resulted primarily from the divestiture of Kay Home Products with its high first-half gross margin, and secondarily from decreased production levels which absorbed fixed overhead costs over a smaller production base.

     Selling, general and administrative expenses and amortization of goodwill ("SG&A") decreased by 6%, or $3.7 million, to $55.5 million for the first nine months of 2001 from $59.2 million for the first nine months of 2000. SG&A expenses were reduced by $5.1 million in response to declining sales from continuing operations and $2.0 million by the divestiture of Kay Home Products, partially offset by the addition of $2.7 million of SG&A in acquired businesses and a decline in net pension credits of $.7 million. SG&A expenses as a percentage of net sales were 11.3% for the first nine months of 2001 compared to 10.2% for the first nine months of 2000.

     Interest expense increased by $.9 million from $22.8 million in the first nine months of 2000 to $23.7 million in the first nine months of 2001 due to higher average debt outstanding during the current period. During the first nine months of 2001, the Company averaged outstanding borrowings of $356.8 million as compared to $342.8 million for the corresponding period of the prior year. The $14.0 million increase related primarily to increases in working capital. The average interest rate of 8.84% for the nine months ended September 30, 2001 was 4 basis points lower than the average rate of 8.88% for the first nine months of 2000, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for the nine-month period ended September 30, 2001 was 19%, compared to 41% for the nine-month period ended September 30, 2000, before considering the tax effect of the divestiture of Kay Home Products. This decrease resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the pretax loss during the first nine months of 2001 as compared to the pretax profit in the first nine months of 2000.

Third Quarter 2001 versus Third Quarter 2000

     Net sales decreased by $14.7 million, or 9%, from $170.9 million for the quarter ended September 30, 2000 to $156.2 million for the quarter ended September 30, 2001. ILS net sales decreased 13%, or $14.1 million, due primarily to shrinkage in customer industries. Aluminum Products net sales declined 17%, or $4.3 million. This included a $1.4 million decrease relating to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, and $.8 million relating to the Company's decision to discontinue production of low-volume, non-automotive products, while the remainder, $2.1 million, resulted from reductions in production releases from automotive customers. Manufactured Products net sales increased by $3.7 million, or 11%, primarily related to increases in sales of capital equipment.

     Gross profit declined by $3.6 million, or 13%, from $27.7 million for the third quarter ended September 30, 2000 to $24.1 million for the quarter ended September 30, 2001. The Company's consolidated gross margin decreased to 15.4% for the current quarter from 16.2% for the third quarter 2000. Declines in gross margin in both the ILS and Manufactured Products segments related to reduced volumes resulting in the absorption of fixed operational and manufacturing overheads over a smaller sales base. Gross margin increased in the third quarter in the Aluminum Products segment as the benefit of cost reductions and start of production of higher-margin new contracts was partially offset by the margin impact of continued volume declines.

     Selling, general and administrative expenses and amortization of goodwill ("SG&A") increased by 8%, or $1.4 million, to $18.1 million for the quarter ended September 30, 2001 from $16.7 million for quarter ended September 30, 2000. This increase primarily results from the addition of $.9 million of SG&A in acquired businesses and a decline in net pension credits of $.3 million. Consolidated SG&A expenses as a percentage of net sales were 11.5% in third quarter 2001 as compared to 9.8% in the same period of 2000.

     Interest expense increased by $.3 million from $7.6 million in third quarter 2000 to $7.9 million in 2001 primarily due to higher average debt outstanding during the current period. During the third quarter of 2001, the Company averaged outstanding borrowings of $356.3 million as compared to $338.0 million for the corresponding period of the prior year. The $18.3 million increase related primarily to increases in working capital. The average interest rate of 8.82% for third quarter 2001 was 18 basis points lower than the average rate of 9.00% for the corresponding period of 2000, primarily due to decreased rates on the Company's revolving credit facility.

     Despite a loss before income taxes of $2.6 million, the Company recorded a $.1 million tax provision as a result of the change in the estimated income tax rate for 2001 from 46% to 19%. This change, which reduced the third quarter income tax benefit by $.6 million, resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the pretax loss during the first nine months of 2001.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from an existing bank credit agreement and the sale of Senior Subordinated Notes. The Company is a party to a credit agreement dated December 21, 2000 (as amended) with a group of banks under which it may borrow up to $180 million secured by substantially all of the assets of the Company. The proceeds from the credit agreement, which expires on December 31, 2003, will be used for general corporate purposes. Amounts are borrowed under the credit agreement, at the Company's election, at either (i) the bank's prime lending rate plus 50-150 basis points or (ii) LIBOR plus 275-350 basis points. The Company's ability to elect LIBOR-based interest and the interest rate are dependent on the Company's ratio of senior funded indebtedness to pro forma EBITDA, as defined. As of September 30, 2001, $145.0 million was outstanding under the facility, a decrease of $9.0 million from the balance outstanding at June 30, 2001.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The availability of bank borrowings is based on the company's ability to meet various financial covenants, which could be materially impacted if negative economic trends continue.

     The ratio of current assets to current liabilities was 3.31 at September 30, 2001 versus 2.96 at December 31, 2000. Working capital decreased by $2.7 million, to $210.7 million at September 30, 2001 from $213.4 million at December 31, 2000.

     During the first nine months of 2001, the Company generated $11.4 million from operations before changes in operating assets and liabilities. After giving effect to the use of $7.0 million in the operating accounts, the Company generated $4.4 million from operating activities, the same cash as generated in the first nine months of 2000. During the first nine months of 2001, the Company invested $11.0 million in capital expenditures, including $2.0 million for replacement of fire-destroyed equipment and tooling. The remaining cash used, along with an increase in cash of $.3 million, was offset by an increase in borrowings of $6.9 million.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated amounts of restructuring charges, credit availability and trends for the fourth quarter. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to the Company, its suppliers and customers from acts of terrorism or hostilities; the ability of the Company to meet various covenants, including financial covenants, contained in its credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000, have been reviewed by Ernst & Young LLP, independent accountants, and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility, which consisted of borrowings of $145.0 million at September 30, 2001. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.1 million during the nine months ended September 30, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

          (15)  Letter re: unaudited financial information

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

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

                                            Dated        November 14, 2001
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

EXHIBIT
-------
 (15)      Letter re: unaudited financial information