Form 10-Q
period 2002-09-30
PARK OHIO HOLDINGS CORP
filed 2002-11-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 2002, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM____________ TO ____________

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

         YES [X]       NO [ ]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of October 31, 2002: 10,496,191.

                    The Exhibit Index is located on page 23.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)
              Consolidated balance sheets -- September 30, 2002 and
              December 31, 2001
              Consolidated statements of operations -- Nine months and
              three months ended September 30, 2002 and 2001
              Consolidated statement of shareholders' equity -- Nine
              months ended September 30, 2002
              Consolidated statements of cash flows -- Nine months ended
              September 30, 2002 and 2001
              Notes to consolidated financial statements -- September 30,
              2002
              Independent accountants' review report
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
Item 4.       Controls and Procedures
PART II.      OTHER INFORMATION
Item 4.       Submission of Matters to a Vote of Security Holders
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2002          2001
                                                              ------------   -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................    $  6,965      $  3,872
  Accounts receivable, less allowances for doubtful accounts of $2,808 at September 30, 2002 and $2,680 at December
     31, 2001...............................................     123,590        99,241
  Inventories...............................................     153,643       151,463
  Other current assets......................................      20,855        23,108
                                                                --------      --------
          Total Current Assets..............................     305,053       277,684
Property, Plant and Equipment...............................     233,231       214,480
  Less accumulated depreciation.............................     116,589       105,155
                                                                --------      --------
                                                                 116,642       109,325
Other Assets
  Goodwill..................................................     130,263       130,263
  Net assets held for sale..................................      21,637        22,733
  Prepaid pension and other.................................      53,826        50,371
                                                                --------      --------
                                                                $627,421      $590,376
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 88,051      $ 65,131
  Accrued expenses..........................................      45,408        28,482
  Current portion of long-term liabilities..................       3,467         3,787
                                                                --------      --------
          Total Current Liabilities.........................     136,926        97,400
Long-Term Liabilities, less current portion
  Long-term debt............................................     327,958       328,731
  Other postretirement benefits.............................      23,219        24,001
  Other.....................................................      13,732        15,277
                                                                --------      --------
                                                                 364,909       368,009
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................         -0-           -0-
     Common Stock...........................................      11,210        11,210
  Additional paid-in capital................................      56,135        56,135
  Retained earnings.........................................      70,525        71,239
  Treasury stock, at cost...................................      (9,092)       (9,092)
  Accumulated other comprehensive loss......................      (3,059)       (4,252)
  Unearned compensation -- restricted stock awards..........        (133)         (273)
                                                                --------      --------
                                                                 125,586       124,967
                                                                --------      --------
                                                                $627,421      $590,376
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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                     -----------------------   -----------------------
                                                        2002         2001         2002         2001
                                                     ----------   ----------   ----------   ----------
                                                      (AMOUNTS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales..........................................   $157,832     $156,183     $478,300     $489,756
Cost of products sold..............................    134,639      132,534      409,029      414,023
                                                      --------     --------     --------     --------
  Gross profit.....................................     23,193       23,649       69,271       75,733
Selling, general and administrative expenses.......     14,496       16,696       43,450       51,276
Amortization of goodwill...........................        -0-          941          -0-        2,798
Restructuring and other non-recurring expenses.....      1,006          709        5,262        1,012
                                                      --------     --------     --------     --------
  Operating income.................................      7,691        5,303       20,559       20,647
Interest expense...................................      7,024        7,856       20,663       23,656
Non-operating expenses.............................        -0-          -0-          -0-        1,850
                                                      --------     --------     --------     --------
  Income (loss) before income taxes................        667       (2,553)        (104)      (4,859)
Income tax (benefit)...............................        909          147          610         (925)
                                                      --------     --------     --------     --------
  Net loss.........................................   $   (242)    $ (2,700)    $   (714)    $ (3,934)
                                                      ========     ========     ========     ========
Net loss per common share:
  Basic............................................   $   (.02)    $   (.26)    $   (.07)    $   (.38)
                                                      ========     ========     ========     ========
  Diluted..........................................   $   (.02)    $   (.26)    $   (.07)    $   (.38)
                                                      ========     ========     ========     ========
Common shares used in the computation:
  Basic............................................     10,434       10,434       10,434       10,434
                                                      ========     ========     ========     ========
  Diluted..........................................     10,434       10,434       10,434       10,434
                                                      ========     ========     ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                         ACCUMULATED
                                                                            OTHER
                             COMMON    PAID-IN   RETAINED    TREASURY   COMPREHENSIVE      UNEARNED
                              STOCK    CAPITAL   EARNINGS     STOCK      INCOME(LOSS)    COMPENSATION    TOTAL
                             -------   -------   ---------   --------   --------------   ------------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance January 1, 2002....  $11,210   $56,135    $71,239    $(9,092)      $(4,252)         $(273)      $124,967
Comprehensive income
  (loss):
  Net loss.................                          (714)                                                  (714)
  Foreign currency
    translation
    adjustment.............                                                  1,193                         1,193
                                                                                                        --------
  Comprehensive income
    (loss).................                                                                                  479
Amortization of restricted
  stock....................                                                                   140            140
                             -------   -------    -------    -------       -------          -----       --------
Balance September 30,
  2002.....................  $11,210   $56,135    $70,525    $(9,092)      $(3,059)         $(133)      $125,586
                             =======   =======    =======    =======       =======          =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................   $   (714)    $ (3,934)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     12,720       15,369
  Changes in operating assets and liabilities, excluding
     acquisitions of businesses:
     Accounts receivable....................................    (17,461)       8,327
     Inventories and other current assets...................      5,467       12,179
     Accounts payable and accrued expenses..................     28,507      (16,117)
     Other..................................................    (10,875)     (11,427)
                                                               --------     --------
       Net Cash Provided by Operating Activities............     17,644        4,397
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (10,195)     (10,983)
  Proceeds from sale of Castle Rubber.......................      2,486          -0-
  Costs of acquisitions, net of cash acquired...............     (5,748)         -0-
                                                               --------     --------
     Net Cash Used by Investing Activities..................    (13,457)     (10,983)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................      1,510       19,000
  Payments on debt..........................................     (2,604)     (12,084)
                                                               --------     --------
     Net Cash (Used) Provided by Financing Activities.......     (1,094)       6,916
                                                               --------     --------
Increase in Cash and Cash Equivalents.......................      3,093          330
Cash and Cash Equivalents at Beginning of Period............      3,872        2,612
                                                               --------     --------
Cash and Cash Equivalents at End of Period..................   $  6,965     $  2,942
                                                               ========     ========
Taxes refunded..............................................   $ (4,207)    $ (1,509)
Interest paid...............................................     14,560       17,705

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002

                (AMOUNTS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts have been reclassified to conform to current year presentation.

NOTE B -- DISPOSITIONS AND ACQUISITION

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

     On September 10, 2002, the Company acquired substantially all of the assets of Ajax Magnethermic Corporation ("Ajax"), a manufacturer of induction heating and melting equipment. The purchase price of approximately $5.0 million and the results of operations of Ajax prior to its date of acquisition was not deemed significant as defined in Regulation S-X.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2002          2001
                                                              ------------   -----------
In process and finished goods...............................    $138,894      $137,021
Raw materials and supplies..................................      14,749        14,442
                                                                --------      --------
                                                                $153,643      $151,463
                                                                ========      ========

NOTE D -- SHAREHOLDERS' EQUITY

     At September 30, 2002, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,496,191 shares were issued and outstanding.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE E -- NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30            SEPTEMBER 30
                                           -------------------     -------------------
                                            2002        2001        2002        2001
                                           -------     -------     -------     -------
NUMERATOR
Net loss.................................  $  (242)    $(2,700)    $  (714)    $(3,934)
                                           =======     =======     =======     =======
DENOMINATOR
Denominator for basic earnings per
  share -- weighted average shares.......   10,434      10,434      10,434      10,434
Effect of dilutive securities:
  Employee stock options and awards......      -0-(a)      -0-(a)      -0-(a)      -0-(a)
                                           -------     -------     -------     -------
Denominator for diluted earnings per
  share -- adjusted weighted average
  shares and assumed conversions.........   10,434      10,434      10,434      10,434
                                           =======     =======     =======     =======
Net loss per common share -- basic.......  $  (.02)    $  (.26)    $  (.07)    $  (.38)
                                           =======     =======     =======     =======
Net loss per common share -- diluted.....  $  (.02)    $  (.26)    $  (.07)    $  (.38)
                                           =======     =======     =======     =======

---------------

(a) The addition of 445 and 28 shares for the three months ended September 30, 2002 and 2001, respectively, and 445 and 28 shares for the nine months ended September 30, 2002 and 2001, respectively, would result in anti-dilution.

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") as of January 1, 2002. Under FAS 142, the Company no longer amortizes goodwill, but is required to review goodwill for impairment annually, or more frequently if impairment indicators arise.

     In accordance with FAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income (loss) and earnings (loss) per share for the three months and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense is as follows:

                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPTEMBER 30, 2001                SEPTEMBER 30, 2001
                                  -------------------------------   -------------------------------
                                              BASIC      DILUTED                BASIC      DILUTED
                                    NET     EARNINGS    EARNINGS      NET     EARNINGS    EARNINGS
                                  INCOME     (LOSS)      (LOSS)     INCOME     (LOSS)      (LOSS)
                                  (LOSS)    PER SHARE   PER SHARE   (LOSS)    PER SHARE   PER SHARE
                                  -------   ---------   ---------   -------   ---------   ---------
Reported........................  $(2,700)    $(.26)      $(.26)    $(3,934)    $(.38)      $(.38)
Add: Amortization adjustment....      941       .09         .09       2,798       .27         .27
                                  -------     -----       -----     -------     -----       -----
Adjusted........................  $(1,759)    $(.17)      $(.17)    $(1,136)    $(.11)      $(.11)
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

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that liability for a cost that is associated with an exit or disposal activity be recognized when a legal liability is incurred. FAS 146 also establishes that fair value is the objective for the initial measurement of the liability. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs as announced in December 2001 in accordance with EITF Issue No. 94-3.

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     Results by business segment were as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30          SEPTEMBER 30
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Net sales
  ILS......................................  $104,769   $ 97,817   $304,511   $324,137
  Aluminum products........................    24,729     20,545     81,232     62,503
  Manufactured products....................    28,334     37,821     92,557    103,116
                                             --------   --------   --------   --------
                                             $157,832   $156,183   $478,300   $489,756
                                             ========   ========   ========   ========
Income (loss) before income taxes:
  ILS......................................  $  7,676   $  5,303   $ 18,042   $ 21,649
  Aluminum products........................     1,367       (773)     5,118     (1,908)
  Manufactured products....................      (115)     2,485      1,053      5,567
                                             --------   --------   --------   --------
                                                8,928      7,015     24,213     25,308
  Corporate costs..........................    (1,237)    (1,712)    (3,654)    (4,661)
  Interest expense.........................    (7,024)    (7,856)   (20,663)   (23,656)
  Non-operating expenses...................         0          0          0     (1,850)
                                             --------   --------   --------   --------
                                             $    667   $ (2,553)  $   (104)  $ (4,859)
                                             ========   ========   ========   ========

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2002          2001
                                                              ------------   -----------
Identifiable assets were as follows:
  ILS.......................................................    $324,652      $305,493
  Aluminum products.........................................     109,581        94,311
  Manufactured products.....................................     159,075       125,837
  General corporate.........................................      12,476        42,002
  Net assets held for sale..................................      21,637        22,733
                                                                --------      --------
                                                                $627,421      $590,376
                                                                ========      ========

NOTE H -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30         SEPTEMBER 30
                                                  ------------------   ------------------
                                                   2002       2001      2002       2001
                                                  ------    --------   -------   --------
Net loss........................................  $(242)    $(2,700)   $ (714)   $(3,934)
Foreign currency translation....................   (697)        163     1,193     (1,076)
                                                  -----     -------    ------    -------
Total comprehensive income (loss)...............  $(939)    $(2,537)   $  479    $(5,010)
                                                  =====     =======    ======    =======

NOTE I -- NON-OPERATING EXPENSES

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the first nine months of 2001, the Company expensed $1.85 million of non-recurring business interruption costs, which were not covered by insurance.

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

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

Severance and exit charges recorded in 2001.................  $ 6,883
Cash payments made in 2001..................................   (2,731)
                                                              -------
Balance at December 31, 2001................................    4,152
Severance and exit charges recorded in 2002.................    1,904
Cash payments made in 2002..................................   (4,982)
                                                              -------
Balance at September 30, 2002...............................  $ 1,074
                                                              =======

     As of September 30, 2002, all of the 525 employees identified in 2001 had been terminated. Severance costs related to additional work force reductions of 327 employees were recorded in the first nine months of 2002. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for Ajax Manufacturing (business held for sale) were $3,527 and $4,625 for the nine months ended September 30, 2002 and 2001, respectively. Operating income (loss) for this entity was $(762) and $221 for the nine months ended September 30, 2002 and 2001, respectively.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statement of shareholders' equity for the nine-month period ended September 30, 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 11, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2002 is not directly comparable to the financial information for the same three-month and nine-month periods in 2001, for several reasons. Effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization was $941 thousand and $2.8 million in the third quarter and first nine months of 2001, respectively.

     During third quarter 2002, the Company continued its announced restructuring activities and recorded $1.0 million of restructuring charges. In the first and second quarters of 2001, the Company expensed $950 thousand and $900 thousand respectively, of non-recurring business-interruption costs related to a June 2000 fire, which destroyed the Company's Cicero Flexible Products plant. During third quarter 2001, the Company recorded $.7 million of restructuring charges.

     The Company sold substantially all the assets of Cleveland City Forge on December 21, 2001 for cash of approximately $6.1 million. The Company sold substantially all the assets of Castle Rubber Company on April 26, 2002 for cash of approximately $2.5 million. The Company acquired substantially all the assets of Ajax Magnethermic Corp. on September 10, 2002 for cash of approximately $5.0 million.

OVERVIEW

     The Company's sales volumes and profitability declined during 2001, due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck and automotive industries. Despite these sales declines, the Company believes it has retained or gained market share in most major markets served. The Company responded to this economic downturn by reducing costs, increasing prices on targeted products, restructuring businesses and selling non-core manufacturing assets. The Company restructured many of its businesses, including planned closure of twenty logistics warehouses and closure or sale of eight manufacturing plants. With regard to these actions, in 2001 the Company recorded restructuring and impairment charges of $28.5 million.

     The Company's 2002 quarterly sales have increased compared to the fourth quarter of 2001 and the company has earned a profit in the first nine months of 2002 (excluding non-cash pension plan curtailment charges resulting from the closure of a plant in the second quarter). During 2002, the Company has continued to reduce costs and restructure its businesses as previously planned, including closing or consolidating eight logistics warehouses, and one manufacturing plant, and selling Castle Rubber.

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise.

     Pursuant to FAS 142, the Company has completed the initial valuation analysis required by the transitional goodwill impairment tests which indicates that the fair value of each of the Company's three reporting units as of January 1, 2002 was less than the carrying value for financial reporting purposes and that up to $50 million of the goodwill is impaired. Once the transitional impairment tests have been completed, the related non-cash impairment charge will be recorded by December 31, 2002, and reflected as a cumulative effect of a change in accounting principle. This non-cash transitional impairment charge will have no effect on the future operating results of the Company.

RESULTS OF OPERATIONS

Nine Months 2002 versus Nine Months 2001

     Net sales declined by $11.5 million, or 2%, to $478.3 million for the first nine months of 2002, from $489.8 million for the same period in 2001. ILS net sales declined 6%, or $19.6 million, due primarily to the current economic downturn. Aluminum Products net sales increased 30%, or $18.7 million. This increase included $12.2 million in new production contracts and $13.2 million from higher volumes and price increases in ongoing contracts, partially offset by a $6.7 million decrease relating to the ending of certain production contracts. Manufactured Products net sales decreased 10%, or $10.6 million, primarily due to the sale of Cleveland City Forge and Castle Rubber.

     Gross profit declined by $6.4 million, or 8%, to $69.3 million for the first nine months of 2002, from $75.7 million for the same period in 2001. Of this decline, approximately $5.2 million was attributable to organic sales decreases and the remainder to divestitures. The Company's consolidated gross margin declined to 14.5% for the first nine months of 2002, from 15.5% for the first nine months of 2001. ILS gross margin declined despite cost reductions, due to the absorption of fixed operational overheads over a smaller sales base and pricing pressure. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased primarily due to pricing pressure, the absorption of fixed overhead over a smaller sales base and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 15% or $7.8 million, to $43.5 million for the first nine months of 2002 from $51.3 million for the same period in 2001. SG&A decreased through cost reductions in the ILS and Manufactured Products segments, while the Aluminum Products segment remained unchanged despite a 30% sales increase. Manufactured Products SG&A was reduced by $1.1 million in the first nine months 2002 due to the sale of Cleveland City Forge and Castle Rubber. During the first nine months of 2002, SG&A was negatively affected by a decrease of $.9 million in net pension credits, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.1% for the first nine months of 2002 as compared to 10.5% for the same period in 2001. Amortization of goodwill (reported separately from SG&A for clarity) has been eliminated in 2002, in accordance with FAS 142, eliminating $2.8 million of year to date expenses.

     Interest expense decreased $3.0 million to $20.7 for the first nine months of 2002, from $23.7 million in the same period of 2001 due to lower average debt outstanding and lower average interest rates in 2002. During the first nine months of 2002, the Company averaged outstanding borrowings of $333.7 million as compared to $356.8 million for the corresponding period of 2001. The $23.1 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge and Castle Rubber. The average interest rate of 8.26% for the first nine months was 58 basis points lower than the average rate of 8.84% for same period in 2001, primarily due to decreased rates on the Company's revolving credit facility.

     Despite a loss before income tax of $.1 million, the Company recorded a $.6 million income tax provision for the first nine months of 2002, due to foreign taxes and a foreign tax rate difference in foreign subsidiaries, and a reduced tax benefit from the Company's foreign sales corporations. In the first nine months of 2001, the effective income tax rate was 19%. This low rate resulted from the tax-rate impact of permanent tax items which are not deductible such as the amortization of goodwill (discontinued in 2002), given the pretax loss during the first nine months of 2001.

Third Quarter 2002 versus Third Quarter 2001

     Net sales grew by $1.6 million, or 1%, to $157.8 million in third quarter 2002, from $156.2 million for the same quarter in 2001. ILS net sales grew 7%, or $7.0 million, due primarily to growth in heavy truck and other customer industries. Aluminum Products net sales increased 20%, or $4.2 million. This increase included $4.5 million in new production contracts and $3.7 million from higher volumes and price increases in ongoing contracts, partially offset by a $4.0 million decrease relating to the ending of certain production contracts. Manufactured Products net sales decreased 25%, or $9.5 million, due to the sale of Cleveland City Forge and Castle Rubber, and lower sales in capital equipment units.

     Gross profit declined by $.4 million, or 2%, to $23.2 million for third quarter 2002, from $23.6 million for the same quarter in 2001. Of this decline, approximately $.2 million was attributable to organic sales decreases and the remainder to divestitures. The Company's consolidated gross margin declined to approximately 14.7% for third quarter 2002, from 15.1% for same quarter in 2001. ILS gross margin increased slightly due to cost reductions and the accelerated termination of a sales contract with a high margin. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased due to pricing pressure, the absorption of fixed manufacturing overhead over a smaller sales base and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 13% or $2.2 million, to $14.5 million for third quarter 2002 from $16.7 million for the same period in 2001. SG&A decreased through cost reductions in all three segments. Manufactured Products SG&A was reduced by $.4 million in third quarter 2002 due to the sales of Cleveland City Forge and Castle Rubber. During the third quarter of 2002, SG&A was negatively affected by a decrease of $.3 million in net pension credits, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.2% for third quarter 2002 as compared to 10.7% for the same quarter in 2001. Amortization of goodwill (reported separately from SG&A for clarity) has been eliminated in 2002, in accordance with FAS 142, eliminating $.9 million of third quarter expenses.

     Interest expense decreased $.9 million to $7.0 million for third quarter 2002, from $7.9 million for the same quarter in 2001 due to lower average debt outstanding and lower average interest rates in 2002. During third quarter 2002, the Company averaged outstanding borrowings of $331.7 million as compared to $356.3 million for the corresponding quarter of the 2001. The $24.6 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge and Castle Rubber. The average interest rate of 8.47% for the current quarter was 35 basis points lower than the average rate of 8.82% for third quarter 2001, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for third quarter 2002 was over 100%, including a $.4 million tax provision adjustment for the first two quarters of 2002 based on revised estimates of foreign taxes and a foreign tax rate difference in the Company's foreign subsidiaries, and a reduced tax benefit from the Company's foreign sales corporations. In the same quarter of 2001, the Company recorded a $.1 million tax provision despite a loss before income taxes, as a result of the third quarter 2001 reduction of the estimated income tax rate to 19%. This change, which reduced the third quarter 2001 income tax benefit by $.6 million, resulted from the tax rate impact of permanent tax items which are not deductible, such as the amortization of goodwill (discontinued in 2002), given the pretax loss estimated for 2001.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. The Company is party to a credit and security agreement dated December 21, 2000, as amended ("Credit Agreement"), with a group of banks under which it may borrow up to $160 million secured by substantially all the assets of the Company. The proceeds from the Credit Agreement, which expires on June 30, 2004, will be used for general corporate purposes. Amounts borrowed under the Credit Agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate plus up to 50-150 basis points or (ii) LIBOR plus 275-350 basis points. The Company's ability to select LIBOR-based interest and the interest rate are dependent on the Company's ratio of senior funded indebtedness to EBITDA, as defined in the credit agreement.

     A detailed borrowing base formula was defined in the fifth amendment to the Credit Agreement, dated September 30, 2002. This borrowing base provides borrowing capacity to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of September 30, 2002, the Company could have borrowed up to the full $160.0 million. As of September 30, 2002, the Company was limited to prime-based borrowings (5.75% at that date) and $125.0 million was outstanding under the facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings is based on the Company's ability to meet various financial covenants, which could be materially impacted in the event of a renewal of negative economic trends. Failure to meet financial covenants could materially impact the availability and interest rate of future borrowings. At September 30, 2002, the Company is in compliance with all financial covenants under the Credit Agreement.

     The ratio of current assets to current liabilities was 2.23 at September 30, 2002 versus 2.85 at December 31, 2001. Working capital decreased by $12.2 million to $168.1 million at September 30, 2002 from $180.3 million at December 31, 2001.

     During the first nine months of 2002, the Company provided $17.6 million from operating activities as compared to $4.4 million for the same period in 2001. During the first nine months of 2002, the Company invested $10.2 million in capital expenditures and $5.7 million for acquisitions, and received $2.5 million from the sale of Castle Rubber. These activities, less a net pay-down of borrowings of $1.1 million, resulted in an increase in cash during first nine months of 2002 of $3.1 million.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $121 million at September 30, 2002. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.9 million during the nine-month period ended September 30, 2002.

     The Company's foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2002, the Company recorded a favorable foreign currency translation adjustment of $1.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar and the euro. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 4.  CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (4) Fifth amendment, dated September 30, 2002, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions

        (15) Letter re: unaudited financial information

        (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

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

                                            Dated        November 13, 2002
                                               ---------------------------------

                                 CERTIFICATION

I, Edward F. Crawford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Park-Ohio Holdings Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

                                            By    /s/ EDWARD F. CRAWFORD
                                             -----------------------------------
                                            Name:  Edward F. Crawford
                                            Title: Chairman, Chief Executive
                                                   Officer and President

                                 CERTIFICATION

I, Richard P. Elliott, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Park-Ohio Holdings Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

                                            By    /s/ RICHARD P. ELLIOTT
                                             -----------------------------------
                                            Name:  Richard P. Elliott
                                            Title: Vice President and Chief
                                                   Financial Officer

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

EXHIBIT
-------
    (4)   Fifth amendment, dated September 30, 2002, to the Credit and
          Security Agreement among Park-Ohio Industries, Inc. and
          various financial institutions

   (15)   Letter re: unaudited financial information

   (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002