Form 10-K
period 2002-12-31
PARK OHIO HOLDINGS CORP
filed 2003-03-28
CIK 76282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002: Approximately $31,000,000, based on the closing price of $4.50 per share of the registrant's Common Stock on the Nasdaq National Market.

     Number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, as of March 26, 2003: 10,496,191.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 22, 2003 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                            PARK-OHIO HOLDINGS CORP.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

 ITEM NO.                                                                  PAGE NO.
 --------                                                                  --------
     PART I
     1.      Business....................................................      1
     2.      Properties..................................................      6
     3.      Legal Proceedings...........................................      7
     4.      Submission of Matters to a Vote of Security Holders.........      8
    4A.      Executive Officers of the Registrant........................      8

     PART II
     5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................      9
     6.      Selected Consolidated Financial Data........................     10
     7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     12
    7A.      Quantitative and Qualitative Disclosure about Market Risk...     19
     8.      Financial Statements and Supplementary Data.................     20
     9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     43

     PART III
             Part III information (Items 10-13) will appear in the
             Registrant's Proxy Statement in connection with its 2003
             Annual Meeting of Shareholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated
             herein by reference as of the date of such filing...........     43
    14.      Controls and Procedures.....................................     43

     PART IV
    15.      Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................     44

SIGNATURES   ............................................................     45

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Park-Ohio Holdings Corp. ("Holdings") was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. ("Park-Ohio"), is a leading provider of supply chain logistics services and a manufacturer of highly engineered products. Reference herein to the "Company" includes, where applicable, Holdings, Park-Ohio and its direct and indirect subsidiaries.

     The Company operates through three segments, Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, heavy-duty truck, industrial equipment, aerospace and defense, electrical controls, heating, ventilating and air-conditioning ("HVAC"), vehicle parts and accessories, appliances and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment manufacturers. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers ("OEMs") and end-users in the aerospace, automotive, steel, forging, railroad, truck, oil, food processing and consumer appliance industries. As of December 31, 2002, the Company employed approximately 2,900 persons.

OPERATIONS

     The following chart highlights the Company's three business segments, the primary industries they serve and the key products they sell.

                                                                                 NET SALES
                                                                                  FOR THE
                                                                                 YEAR ENDED
                                                                                  DEC. 31,
SEGMENT                PRIMARY INDUSTRIES SERVED    SELECTED PRODUCTS/SERVICES      2002
-------                -------------------------    --------------------------   ----------
                                                                                 (MILLIONS)
INTEGRATED LOGISTICS   Semiconductor equipment,     Cross-industry supply          $398.1
  SOLUTIONS            heavy-duty truck,            chain management services;
                       industrial equipment,        planning, implementing and
                       aerospace and defense,       managing the physical flow
                       electrical controls,         of production components
                       HVAC, vehicle parts and      to the plant floor point
                       accessories, appliances,     of use for large
                       lawn and garden equipment    multi-national
                       and automotive               manufacturing companies
ALUMINUM PRODUCTS      Automotive, agricultural     Engineering, casting and       $106.2
                       equipment, heavy-duty        machining of aluminum
                       truck and construction       components
                       equipment

                                                                                 NET SALES
                                                                                  FOR THE
                                                                                 YEAR ENDED
                                                                                  DEC. 31,
SEGMENT                PRIMARY INDUSTRIES SERVED    SELECTED PRODUCTS/SERVICES      2002
-------                -------------------------    --------------------------   ----------
                                                                                 (MILLIONS)
MANUFACTURED PRODUCTS  Aerospace, automotive,       Engineering and                $130.2
                       steel, forging, foundry,     manufacturing of the
                       railroad, construction       following: forged and
                       equipment, truck, oil,       machined products such as
                       coatings, food               aircraft landing gears,
                       processing, and consumer     locomotive crankshafts and
                       appliance                    camshafts; induction
                                                    heating and melting
                                                    systems; industrial rubber
                                                    products; oil pipe
                                                    threading systems; and
                                                    industrial ovens

INTEGRATED LOGISTICS SOLUTIONS

     ILS is a leading provider of cross-industry supply chain management services and specializes in the process of planning, implementing, and managing the physical flow of production components to large multinational manufacturing companies from the point of manufacturing to the point of use. ILS generated net sales of $398.1 million, or 63% of the Company's net sales, for the year ended December 31, 2002. ILS operates supply chain logistics facilities, throughout the United States, Canada, Puerto Rico, Mexico and England. ILS continues to consolidate its network of branches to reduce costs and serve its customers more efficiently.

     Large, multinational manufacturing companies continue to make it a priority to reduce their total cost of production components. Administrative and overhead costs to source, plan, purchase, quality-assure, inventory and handle production components comprise a large portion of total cost. ILS has the size, experience, highly-customized computer system and focus to reduce these costs substantially while providing reliable just-in-time delivery directly to the point of use.

     Products and Services. Supply chain management services, which is ILS' primary focus for future growth, involves offering customers comprehensive, on-site management for most of their production component needs. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, ILS delivers an increasingly broad range of higher cost production components including valves, fittings, steering components and many others. Supply chain management customers receive various value-added services, such as part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. Recently, ILS has begun to provide as an additional service, spare parts and aftermarket products to the final end user of its customers' products.

     Supply chain management services are typically provided to customers pursuant to sole-source supply chain services contracts. These agreements enable ILS' customers to both reduce procurement costs and better focus on their core manufacturing competencies by: (i) significantly reducing the cost of production component procurement by outsourcing many internal purchasing, quality assurance and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies and cost reductions as a result of supplier consolidation; and

(iv) receiving technical expertise in the selection of production components for certain manufacturing processes. The Company believes that such agreements foster longer-lasting supply relationships with customers, who increasingly rely on ILS for their production component needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to sole-source supply chain service contracts have increased significantly in recent years and represented over 72% of ILS' sales in 2002. ILS' remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

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

     Markets and Customers. In 2002, approximately 78% of ILS' net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico and the United Kingdom. Supply chain management services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     ILS markets and sells its services to over 10,000 customers domestically and internationally. The principal markets served by ILS are semiconductor equipment, heavy duty truck, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. The ten largest customers, within which ILS sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 40% of sales of ILS in 2002. Three of the ten largest customers are in the heavy-duty truck industry. The loss of any one of these customers would have a material adverse effect on this segment.

     Competition. There are a limited number of companies who compete with ILS for supply chain service contracts. ILS competes primarily on the basis of its value-added services, which includes sourcing, engineering and delivery capabilities, geographic reach, extensive product selection, price and reputation for high service levels with primarily domestic competitors who are capable of providing supply chain logistics services.

ALUMINUM PRODUCTS

     The Aluminum Products segment generated net sales of $106.2 million, or 17% of the Company's net sales, for the year ended December 31, 2002. Management believes Aluminum Products is one of the few part suppliers that has the capability to provide a wide range of high volume, high quality permanent mold, sand-cast, die-cast and lost-foam products. Aluminum Products casts and machines these products at three plants in two states. During the past two years, Aluminum Products substantially improved its operating efficiency by consolidating manufacturing facilities.

     Aluminum Products' cast aluminum parts are manufactured for automotive, agricultural equipment, heavy-duty truck and construction equipment OEMs primarily located in North America. Aluminum Products' principal products include: transmission pump housings, intake manifolds, planetary pinion carriers, oil filter adapters, clutch retainers, bearing cups, brackets, oil pans and flywheel spacers. Aluminum Products also provides value-added services such as machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by OEMs for aluminum castings has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing structural integrity. Management believes this replacement trend will continue as end-users and government standards regarding automotive fuel efficiency become increasingly stringent. The five largest customers, of which Aluminum Products sells to multiple operating divisions through sole source contracts, accounted for approximately 84% of Aluminum Products sales in 2002. The loss of any one of these customers would have a material adverse effect on this segment. The domestic aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (i) engineer and manufacture high quality, cost effective, machined castings utilizing multiple casting technologies in large volumes; (ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers' stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is structured to benefit as customers continue to consolidate their supplier base.

MANUFACTURED PRODUCTS

     The Manufactured Products segment includes businesses involved in the manufacturing of induction systems, rubber products, forged and machined products, and other capital equipment. Manufactured Products generated net sales of $130.2 million, or 20% of the Company's net sales, for the year ended December 31, 2002. The five largest customers, within which Manufactured Products sells primarily through sole-source contracts to multiple operating divisions, accounted for approximately 25% of Manufactured Products sales in 2002. The loss of business from any one of these customers would have an adverse effect on this segment.

     The Company's induction heating and melting business, Ajax Tocco Magnethermic ("Ajax Tocco"), specializes in the engineering, construction, service, and repair of induction systems primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Ajax Tocco's induction systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately half of Ajax Tocco's revenue is derived from the sale of replacement parts and provision of field service, primarily for the installed base of its own products. Ajax Tocco competes with small- to medium-sized, domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

     The Company manufactures injection molded rubber and silicone products for use in automotive and industrial applications. The rubber products facilities manufacture products for customers in the automotive, food processing and consumer appliance industries. Their products include wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets. During 2002, the Company reduced rubber products' costs and discontinued underperforming products by selling one business unit and closing one other manufacturing plant. The rubber products operating units compete primarily on the basis of price and product quality with other domestic small- to medium-sized manufacturers of injection molded rubber and silicone products.

     The Company produces forged and machined products consisting of closed-die metal forgings of up to 6,000 pounds, including crankshafts and aircraft landing gears. Some forged products are sold primarily to machining companies, and sub-assemblers who finish the products for sale to OEMs in the railroad and aerospace industries. The Company also machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives. In 2002, the Company opened a new manufacturing facility, which began shipping forged rail products in early 2003. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers, primarily in the transportation industries. The Company's forged and machined products business competes domestically and internationally with other small- to medium-sized businesses on the basis of product quality and precision.

     The Company also produces other capital equipment including pipe threading equipment and related parts for the oil drilling industry, and complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Through 2001, the Company engineered, manufactured and serviced mechanical forging presses for the automotive and truck manufacturing industries. The Company continues to provide some spare parts and field service for the existing installed base of forging presses. These capital equipment units compete with small to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

SALES AND MARKETING

     ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Asia, Latin America and North Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

RAW MATERIALS AND SUPPLIERS

     ILS purchases substantially all of its production components from third-party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources. ILS has multiple sources of supply for its products. Approximately 25% of ILS' delivered components are purchased from suppliers in foreign countries, primarily Taiwan, South Korea and China. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

CUSTOMER DEPENDENCE

     The Company has thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding the Company with supplier quality awards. Ford Motor Company is the only customer accounting for more than 10% of consolidated sales within the past three years (only in the year 2000).

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

     The Company has been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws, which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. The availability of third-party payments or insurance for environmental remediation activities is subject to risks associated with the willingness and ability of the third party to make payments. However, the Company's share of such costs has not been material and, based on available information, the Company does not expect its exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING AND GEOGRAPHIC AREAS

     The information contained under the heading of "Note K--Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, income before income taxes, identifiable assets and other information by industry segment for the years ended December 31, 2002, 2001, and 2000 is incorporated herein by reference.

RECENT DEVELOPMENTS

     The information contained under the heading of "Note C--Acquisitions and Dispositions" and "Note N--Restructuring and Unusual Charges" of notes to consolidated financial statements included herein, is incorporated by reference.

ITEM 2. PROPERTIES

     The Company's operations include numerous manufacturing and supply chain logistics services facilities located in twenty-two states in the United States, and in Puerto Rico, as well as in Belgium, Canada, England and Mexico. Approximately 93% of the available square footage is located in the United States. Approximately 43% of the available square footage is owned. In 2002, approximately 32% of the available domestic square footage was used by the ILS segment, 52% was used by the Manufactured Products segment and 16% by the Aluminum Products segment. Approximately 49% of the available foreign square footage was used by the ILS segment and 51% was used by the Manufactured Products segment. In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended uses.

     The following table provides information relative to the principal facilities of Park-Ohio and its subsidiaries.

RELATED INDUSTRY                                     OWNED OR   APPROXIMATE
    SEGMENT                   LOCATION                LEASED   SQUARE FOOTAGE        USE
----------------              --------               --------  --------------        ---
ILS SEGMENT       Cleveland, OH                      Leased        41,000*      ILS Corporate
                                                                                  Office
                  Dayton, OH                         Leased       155,480       Logistics
                  Lawrence, PA                       Leased       116,000       Logistics and
                                                                                Manufacturing
                  St. Paul, MN                       Leased        74,425       Logistics
                  Atlanta, GA                        Leased        56,000       Logistics
                  Dallas, TX                         Leased        49,985       Logistics
                  Nashville, TN                      Leased        44,900       Logistics
                  Charlotte, NC                      Leased        39,800       Logistics
                  Kent, OH                           Leased       225,000       Manufacturing
                  Mississauga, Ontario, Canada       Leased        56,000       Manufacturing
                  Cleveland, OH                      Leased        40,000       Manufacturing
                  Delaware, OH                       Owned         45,000       Manufacturing

                  The ILS Segment has thirty-three other facilities, none of which is deemed to be a principal facility of the Company.

ALUMINUM          Conneaut, OH                       Leased        82,300       Manufacturing
PRODUCTS          Conneaut, OH                       Leased        64,000       Manufacturing
SEGMENT           Conneaut, OH                       Leased        45,700       Manufacturing
                  Conneaut, OH                       Owned         91,780       Manufacturing
                  Huntington, IN                     Leased       132,000       Manufacturing
                  Fremont, IN                        Owned        108,000       Manufacturing

MANUFACTURED      Cuyahoga Hts, OH                   Owned        427,000       Manufacturing
PRODUCTS          Cleveland, OH                      Owned        391,000       Manufacturing
SEGMENT           Le Roeulx, Belgium                 Owned        120,000       Manufacturing
                  Cleveland, OH                      Owned        116,000       Manufacturing
                  Wickliffe, OH                      Owned        110,000       Manufacturing
                  Boaz, AL                           Owned        100,000       Manufacturing
                  Warren, OH                         Owned        195,000       Manufacturing
                  Oxted, England                     Owned        135,000       Manufacturing
                  Cicero, IL                         Owned        450,000       Manufacturing
                  Geneva, OH                         Leased        80,000       Manufacturing
                  Cleveland, OH                      Leased       150,000       Manufacturing

                  The Manufactured Products Segment has sixteen other owned and leased facilities, none of which is deemed to be a principal facility of the
                  Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of the Company is as follows:

                    NAME                       AGE                       POSITION
                    ----                       ---                       --------
EXECUTIVE OFFICERS
  Edward F. Crawford.........................  63     Chairman of the Board, Chief Executive Officer,
                                                      President and Director
  Matthew V. Crawford........................  33     Senior Vice President and Director
  Richard P. Elliott.........................  46     Vice President and Chief Financial Officer
  Robert D. Vilsack..........................  42     Secretary and General Counsel
  Patrick W. Fogarty.........................  42     Director of Corporate Development

     Edward F. Crawford has been Chairman of the Board and Chief Executive Officer of the Company since 1992 and the President of the Company since 1997. Mr. E. Crawford is also the Chairman of the Crawford Group, a group of manufacturing companies, since 1964 and is also a Director of Continental Global Group, Inc.

     Matthew V. Crawford has been Senior Vice President since 2001 and joined the Company in 1995 as Assistant Secretary and Corporate Counsel. Mr. M. Crawford became a director of the Company in August 1997 and has served as President of The Crawford Group since 1991. Mr. E. Crawford is the father of Mr.
M. Crawford.

     Richard P. Elliott has been Vice President and Chief Financial Officer since joining the Company in May, 2000. Mr. Elliott held various positions, including partner, at Ernst & Young LLP from January, 1986 to April, 2000. At Ernst & Young, Mr. Elliott did not perform services for the Company.

     Robert D. Vilsack has been Secretary and General Counsel since joining the Company in 2002. From 1999 until his employment with the Company, Mr. Vilsack was engaged in the private practice of law. From 1997 to 1999, Mr. Vilsack was Vice President, General Counsel and Secretary of Medusa Corporation, a cement company, and prior to that was Vice President, General Counsel and Secretary of Figgie International, Inc., a manufacturing conglomerate.

     Patrick W. Fogarty has been Director of Corporate Development since 1997 and joined the Company in 1995 as Director of Finance.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock, par value $1 per share, trades on The Nasdaq National Market under the symbol PKOH. The table presents its high and low sales prices during the periods presented. No dividends were paid during the five years ended December 31, 2002. There is no present intention to pay dividends.

                      QUARTERLY COMMON STOCK PRICE RANGES

                2002                    2001
          -----------------       -----------------
QUARTER   HIGH         LOW        HIGH         LOW
-------   -----       -----       -----       -----
  1st     $4.48       $2.40       $6.88       $3.63
  2nd      5.95        4.22        5.65        4.40
  3rd      5.20        3.20        5.54        2.99
  4th      4.53        3.08        3.90        1.65

     The number of shareholders of record for the Company's common stock as of March 21, 2003 was 1,084. The two largest shareholders of the Company were Edward F. Crawford with 26.5% beneficial ownership and GAMCO Investors, Inc. (Gabelli Funds) with 14.9% beneficial ownership of common stock of the Company.

     The following table provides information about the Company's common stock that may be issued under the Company's equity compensation plan as of December 31, 2002.

                                                                                NUMBER OF SECURITIES
                                      NUMBER OF                                  REMAINING AVAILABLE
                                   SECURITIES TO BE          WEIGHTED-           FOR FUTURE ISSUANCE
                                     ISSUED UPON              AVERAGE               UNDER EQUITY
                                  EXERCISE PRICE OF       EXERCISE PRICE         COMPENSATION PLANS
                                     OUTSTANDING          OF OUTSTANDING        (EXCLUDING SECURITIES
PLAN                               OPTIONS WARRANTS        WARRANTS AND             REFLECTED IN
CATEGORY                              AND RIGHTS              RIGHTS                 COLUMN (a))
--------                         --------------------   -------------------   -------------------------
                                         (a)                    (b)                      (c)
Equity compensation plans
  approved by security
  holders(1)...................       1,258,700                $1.99                   328,900
Equity compensation plans not
  approved by security
  holders......................             -0-                  -0-                       -0-
                                      ---------                -----                   -------
Total..........................       1,258,700                $1.99                   328,900

---------------

(1) Includes the Company's Amended and Restated 1998 Long-Term Incentive Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
Selected Statement of Operations
  Data(a):
Net sales...............................  $634,455   $636,417   $754,674   $717,222   $551,793
Cost of products sold(b)................   546,857    552,293    627,162    591,439    455,167
                                          --------   --------   --------   --------   --------
  Gross profit..........................    87,598     84,124    127,512    125,783     96,626
Selling, general and administrative
  expenses..............................    57,830     66,623     74,974     68,777     54,201
Amortization of goodwill................       -0-      3,733      3,907      3,836      2,277
Restructuring and impairment
  charges(b)............................    13,601     18,163        -0-        -0-        -0-
                                          --------   --------   --------   --------   --------
  Operating income (loss)(b)............    16,167     (4,395)    48,631     53,170     40,148
Non-operating items, net(c).............       -0-      1,850     10,118        -0-        -0-
Interest expense........................    27,623     31,108     30,812     24,752     17,488
                                          --------   --------   --------   --------   --------
  Income (loss) before income taxes and
     cumulative effect of accounting
     change.............................   (11,456)   (37,353)     7,701     28,418     22,660
Income taxes (benefit)..................       897    (11,400)     7,183     12,164      9,726
                                          --------   --------   --------   --------   --------
  Income (loss) before cumulative effect
     of accounting change...............   (12,353)   (25,953)       518     16,254     12,934
Cumulative effect of accounting
  change................................   (48,799)       -0-        -0-        -0-        -0-
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(61,152)  $(25,953)  $    518   $ 16,254   $ 12,934
                                          ========   ========   ========   ========   ========
Amounts per common share (basic and
  diluted):
Income (loss) before cumulative effect
  of accounting change..................  $  (1.18)  $  (2.49)  $    .05   $   1.51   $   1.16
                                          ========   ========   ========   ========   ========
Cumulative effect of accounting
  change................................  $  (4.68)  $    -0-   $    -0-   $    -0-   $    -0-
                                          ========   ========   ========   ========   ========
Net income (loss).......................  $  (5.86)  $  (2.49)  $    .05   $   1.51   $   1.16
                                          ========   ========   ========   ========   ========

                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2002       2001       2000       1999       1998
                                           --------   --------   --------   --------   --------
Other Financial Data:
Net cash flows provided (used) by
  operating activities...................  $ 28,578   $ 23,766   $ 24,025   $   (728)  $  3,627
Net cash flows (used) by investing
  activities.............................   (17,993)    (7,872)   (25,781)   (88,521)   (62,957)
Net cash flows (used) provided by
  financing activities...................    (5,645)   (14,634)    (1,499)    90,796     61,836
EBITDA, as defined(d)....................    52,244     44,486     68,884     71,868     52,901
Capital expenditures, net................    14,731     13,923     24,968     22,650     22,681

Selected Balance Sheet Data:
Cash and cash equivalents................  $  8,812   $  3,872   $  2,612   $  5,867   $  4,320
Working capital..........................   143,310    180,284    224,556    208,810    176,932
Total assets.............................   540,217    590,376    646,520    629,881    489,554
Total debt...............................   325,122    330,768    345,402    340,620    238,105
Shareholders' equity.....................    60,158    124,967    152,126    154,685    141,187

---------------

(a) The selected consolidated financial data is not directly comparable on a year-to-year basis due to acquisitions made throughout the five years ended December 31, 2002, which include the following:

        2002 -- Ajax Magnethermic

        2000 -- IBM's plant automation software product lines and related assets

        1999 -- The Metalloy Corporation, Columbia Nut and Bolt Corp.,
                Industrial Fasteners Corporation, M.P. Colinet, St Louis Screw and Bolt and PMC Industries

    All of the acquisitions were accounted for as purchases. In addition, during 2002, the Company sold substantially all the assets of Castle Rubber and during 2001, the Company sold substantially all of the assets of Cleveland City Forge and during 2000, the Company sold substantially all of the assets of Kay Home Products.

(b) Operating income (loss) represents net sales less cost of products sold, selling, general and administrative expenses, amortization of goodwill and restructuring and impairment charges. In 2001, the Company incurred restructuring and impairment charges of $28.5 million related primarily to the consolidation of manufacturing plants and logistics warehouses and the discontinuation of certain product lines. The write-down of inventory related to discontinued product lines to fair value aggregated $10.3 million and is included in cost of products sold. In 2002, the Company recorded further restructuring and asset impairment charges aggregating $19.2 million related to management decisions to exit additional product lines and consolidate additional facilities. The write-down of inventory related to the discontinued businesses and product lines to fair value aggregated $5.6 million and is included in cost of products sold.

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

(d) EBITDA, as defined, reflects earnings before interest, income taxes, depreciation, amortization, non-operating income and expense, non-recurring items and certain corporate-level expenses excluded from the computation of financial ratios in the Company's Revolving Credit Agreement. Non-recurring items include restructuring and impairment charges of $19.2 million in 2002 and $28.5 million in 2001 related to the consolidation of manufacturing plants and logistics warehouses and the discontinuation of certain product lines. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company presents EBITDA because management believes that EBITDA could be useful to investors as an indication of a company's ability to incur and service debt and because EBITDA is a measure used under the Company's revolving credit facility to determine whether the Company may incur additional debt under such facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of liquidity and operations that are covered by the audited financial statements. EBITDA as defined herein may not be comparable to other similarly titled measures of other companies.

    The following table reconciles income (loss) before income taxes to EBITDA, as defined:

                                  2002       2001      2000      1999      1998
                                --------   --------   -------   -------   -------
Income (loss) before income
  taxes and cumulative effect
  of accounting change........  $(11,456)  $(37,353)  $ 7,701   $28,418   $22,660
Add back:
  Interest expense............    27,623     31,108    30,812    24,752    17,488
  Depreciation and
     amortization.............    16,307     19,911    20,048    18,698    12,753
  Restructuring and impairment
     charges..................    19,190     28,463       -0-       -0-       -0-
  Non-operating items.........       -0-      1,850    10,118       -0-       -0-
  Miscellaneous...............       580        507       205       -0-       -0-
                                --------   --------   -------   -------   -------
EBITDA, as defined............  $ 52,244   $ 44,486   $68,884   $71,868   $52,901
                                ========   ========   =======   =======   =======

(e) No dividends were paid during the five years ended December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to the divestiture of Kay Home Products in 2000, a fire at one of the Company's rubber plants in 2000, restructuring and unusual charges taken in 2001 and 2002, a goodwill impairment charge as of January 1, 2002 to reflect the cumulative effect of an accounting change and the elimination of goodwill amortization in 2002. Goodwill amortization was $3.7 million in 2001 and $3.9 million in 2000.

OVERVIEW

     The Company operates through three segments, ILS, Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, heavy-duty truck, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment manufacturers. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the aerospace, automotive, steel, forging, railroad, truck, oil, food processing and consumer appliance industries.

     Between 1993 and 1999, the Company grew significantly, through both internal growth and acquisitions. Over this period, the Company's net sales increased at a 40% compounded annual growth, from $94.5 million to $717.2 million. Over the same period, income before income taxes increased from $3.9 million to $28.4 million.

     Growth continued through the first half of 2000, but the Company's sales volume and profitability dropped substantially in the second half. First half 2000 net sales totaled $410.9 million, but dropped 16% to $343.8 million in the second half. This decline was primarily due to the reduction of build rates in the heavy-duty truck industry (the Company's largest customer segment) starting in the third quarter, and a decline in orders received from customers in the automotive industry (the Company's second largest customer segment).

     The Company's sales volumes and profitability continued to decline during 2001, due to overall weakness in the manufacturing economy, particularly in the heavy-duty truck and automotive industries. Despite these sales declines, the Company believes it has retained or gained market share in most major markets served. In 2001, the Company incurred a net loss of $26.0 million, which included $20.3 million after-tax restructuring and impairment charges and non-operating items.

     The Company responded to this downturn by restructuring its businesses, increasing specific prices and selling non-core manufacturing assets. The restructuring included facility consolidations and closings, personnel reductions and other cost reductions in selling and administrative departments in all business units. Despite customer pricing pressures, the Company negotiated significantly increased prices for several particularly low-margin product lines in the Aluminum Products and Manufactured Products segments. The Company consolidated twenty logistics facilities and closed or sold eight manufacturing facilities in 2001 and 2002. With regard to these actions, the Company recorded restructuring, impairment and unusual charges of $28.5 million in 2001 and $19.2 million in 2002. The 2002 charges included $8.3 million for severance and exit costs, $5.6 million recorded in cost of products sold, primarily to write down inventory of discontinued businesses and other product lines to fair value, and $5.3 million for the impairment of property and equipment and other long-term assets. The Company sold non-core manufacturing assets, further detailed below. Management's actions are intended to position the Company for increased profitability when the manufacturing economy stabilizes and returns to growth.

     The Company's actions resulted in increased profitability in 2002 compared to 2001. Operating income was $16.2 million in 2002, after restructuring and impairment charges of $19.2 million, compared to an operating loss of $4.4 million in 2001, after restructuring and impairment charges of $28.5 million and goodwill amortization of $3.7 million.

     The Company sold substantially all the assets of Castle Rubber Company during the second quarter of 2002, for cash of approximately $2.5 million. The Company acquired substantially all the assets of Ajax Magnethermic Corp. in the third quarter of 2002, for cash of approximately $5.5 million.

     The Company sold substantially all the assets of Cleveland City Forge in the fourth quarter of 2001, for cash of approximately $6.1 million. During 2001, the Company expensed $1.9 million of non-recurring business interruption costs, caused by the June 2000 fire that destroyed the Cicero Flexible Products plant, which were not covered by insurance.

     In the second quarter of 2000, the Company sold substantially all the assets of Kay Home Products for cash of approximately $9.2 million and recorded a pretax loss of approximately $15.3 million.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company reviewed its goodwill and other intangible assets and recorded a non-cash goodwill impairment charge of $48.8 million, which was recorded as the cumulative effect of a change in accounting principle effective January 1, 2002. This charge will have no effect on the future operating results of the Company. There was no goodwill amortization in 2002, compared to $3.7 million in 2001 and $3.9 million in 2000.

RESULTS OF OPERATIONS

  2002 versus 2001

     Net sales declined by $1.9 million from $636.4 million in 2001 to $634.5 million in 2002. After excluding sales from Castle Rubber and Cleveland City Forge in 2001 and 2002 and sales since the acquisition of Ajax Magnethermic, sales increased $4.9 million. ILS net sales declined 5%, or $18.8 million, due primarily to the sales volume reductions in heavy truck and other customer industries. Aluminum Products net sales increased 25%, or $21.3 million, primarily due to the initiation or ramp-up of new production contracts. Manufactured Products net sales declined 3%, or $4.4 million. After excluding sales from Castle Rubber and Cleveland City Forge in 2001 and 2002 and sales since the acquisition of Ajax Magnethermic, sales increased $2.4 million, which reflected increased customer demand.

     Cost of products sold was $546.9 million in 2002, including inventory write-downs of $5.6 million, compared to cost of products sold of $552.3 million in 2001, including inventory write-downs of $10.3 million. Inventory write-downs included in cost of products sold primarily related to discontinued product lines. Gross profit increased $3.5 million from $84.1 million in 2001 to $87.6 million in 2002. Gross margin increased to approximately 13.8% in 2002, from 13.2% in 2001. After inventory write-downs and the effect of the sales of Castle Rubber in early 2002 and Cleveland City Forge in late 2001 and the acquisition of Ajax Magnethermic in late 2002, gross profit increased $.5 million. After these exclusions, gross margin declined to 14.7% in 2002 from 14.8% in 2001, reflecting decreased margins in the ILS and Manufactured Products segments, partially offset by increased margins in Aluminum Products. Declines in ILS and Manufactured Products gross margins related primarily to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales or production base. The increase in Aluminum Products gross margin related to new, higher-margin contracts, discontinuation of low margin contracts, cost reductions, plant closures and the absorption of fixed manufacturing overheads over a larger production base.

     Selling, general and administrative ("SG&A") expenses decreased by 13%, or $8.8 million, from $66.6 million in 2001 to $57.8 million for 2002. This decrease was primarily due to cost reductions in all three segments resulting from business restructuring initiatives implemented by the Company. During 2002, SG&A expenses were negatively affected by a decrease in net pension credits of $.8 million, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.1% during 2002 as compared to 10.5% for 2001.

     Interest expense decreased by $3.5 million from $31.1 million in 2001 to $27.6 million in 2002 due to lower average debt outstanding and lower average interest rates during 2002. For the year ended December 31, 2002, the Company averaged outstanding borrowings of $333.6 million as compared to $353.4 million for the prior year. The $19.8 million decrease in borrowings related primarily to working capital reductions in 2001, which were retained in 2002. The average borrowing rate of 8.30% for the year ended December 31, 2002 was 50 basis points lower than the average rate of 8.80% for 2001, primarily due to decreased rates on the Company's revolving credit facility.

     In accordance with the provision of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes," the Company recorded no tax benefit for the 2002 net loss, because it had incurred three years of cumulative losses. Income taxes of $.9 million were provided in 2002, primarily for state and foreign taxes on profitable operations. The effective tax rate for 2001 was 30.5%, which was less than the statutory rate due to the amortization of non-deductible goodwill and other non-deductible items. At December 31, 2002, subsidiaries of the Company had $25.6 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

  2001 versus 2000

     Net sales declined by $118.3 million, or 16%, from $754.7 million in 2000 to $636.4 million in 2001. Sales declined 14%, or $105.5 million, excluding the $12.8 million from the divestiture of Kay Home Products. ILS net sales declined 14%, or $65.3 million, due primarily to the volume reductions in heavy truck and other customer industries. Aluminum Products net sales decreased 24%, or $26.5 million. This included a $12.5 million decrease relating to the ending of certain sales contracts which were anticipated, and $3.7 million relating to the Company's decision to discontinue production of low-volume products, while the remainder, $10.3 million, resulted from reductions in production releases for ongoing automotive contracts. Manufactured Products net sales declined 16%, or $26.4 million, of which $12.8 million related to the sale of Kay Home Products, while the remainder, $13.6 million, reflected reduced customer demand.

     Cost of products sold was $552.3 in 2001, including inventory write-downs of $10.3 million, compared to cost of products sold of $627.2 million in 2000. Inventory write-downs included in cost of products sold primarily related to discontinued product lines. Gross profit declined $43.4 million from $127.5 million in 2000 to $84.1 million in 2001. Gross margin declined from 16.9% in 2000 to 13.2% in 2001. After inventory write-downs gross profit declined $33.1 million and gross margin declined to 14.8% in 2001, reflecting decreased margins in all three segments. The decline in ILS gross margin related to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales base. For Aluminum Products, the decrease in gross margins related to the absorption of fixed manufacturing overheads over a smaller production base. The decrease in margins in the Manufactured Products segment resulted from decreased production levels which absorbed fixed overhead costs over a smaller production base, and from cost overruns on several large capital equipment systems.

     Selling, general and administrative expenses decreased by 11% or $8.4 million, from $75.0 million in 2000 to $66.6 million for 2001. This decrease was due to cost reductions in all three segments, plus $2.1 million from the divestiture of Kay Home Products. During 2001, SG&A expenses were negatively affected by a decrease in net pension credits of $.8 million, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 10.5% during 2001 as compared to 9.9% for 2000.

     Interest expense increased by $.3 million from $30.8 million in 2000 to $31.1 million in 2001 due to higher average debt outstanding, partially offset by lower average interest rates during 2001. For the year ended December 31, 2001, the Company averaged outstanding borrowings of $353.4 million as compared to $342.4 million for the prior year. The $11.0 million increase related primarily to higher working capital levels in the first half of the year. The average borrowing rate of 8.80% for the year ended December 31, 2001 was 20 basis points lower than the average rate of 9.00% for 2000, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for 2001 was 30%, compared to 41% in 2000, before considering the tax effect of the divestiture of Kay Home Products. This decrease resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the pretax loss during 2001, as compared to a pretax profit in 2000. At December 31, 2001, subsidiaries of the Company had $14.3 million of net operating loss carryforwards for federal tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. The Company is party to a credit and security agreement dated December 21, 2000, as amended ("Credit Agreement"), with a group of banks under which it may borrow up to $160.0 million secured by substantially all the assets of the Company. The proceeds from the Credit Agreement, which expires on June 30, 2004, will be used for general corporate purposes. Amounts borrowed under the Credit Agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate plus up to 50-150 basis points or (ii) LIBOR plus 275-350 basis points. The Company's ability to select LIBOR-based interest and the interest rate are dependent on the Company's ratio of senior funded indebtedness to EBITDA, as defined in the Credit Agreement.

     A detailed borrowing base formula was defined in an amendment to the Credit Agreement, dated September 30, 2002. This borrowing base provides borrowing capacity to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2002, the Company had approximately $33.0 million of unused borrowing capacity available under the Credit

Agreement. As of December 31, 2002, the Company was limited to prime-based borrowings (5.75% at that date), and $114.0 million was outstanding under the facility.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings is based on the Company's ability to meet various financial covenants, which could be materially impacted if negative economic trends continue. Failure to meet financial covenants could materially impact the availability and interest rate of future borrowings. At December 31, 2002, the Company is in compliance with all financial covenants under the Credit Agreement.

     The ratio of current assets to current liabilities was 2.11 at December 31, 2002 versus 2.85 at December 31, 2001. Working capital decreased by $37.0 million to $143.3 million at December 31, 2002 from $180.3 million at December 31, 2001.

     During 2002, the Company provided $28.6 million from operating activities as compared to providing $23.8 million in 2001. During 2002, the Company also invested $14.7 million in capital expenditures, used $5.6 million to pay down debt, and consumed $3.3 million from the net of an acquisition and a divestiture. These activities resulted in an increase in cash for the year of $5.0 million.

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

     The following table summarizes our principal contractual obligations and other commercial commitments over various future periods:

                                                  PAYMENTS DUE OR COMMITMENT EXPIRATION PER PERIOD
                                                  -------------------------------------------------
                                                  LESS THAN
                                        TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
           (IN THOUSANDS)              --------   ---------   ---------   ---------   -------------
Long-Term Debt.......................  $325,122    $1,306     $115,910    $201,806       $6,100
Operating leases.....................    23,452     8,561        9,172       3,286        2,433
Standby letters of credit............     3,626     3,626          -0-         -0-          -0-

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

     The Company does not have off-balance-sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. The Company currently uses no derivative instruments.

     Revenue Recognition: The Company recognizes more than 95% of its revenue when title is transferred to unaffiliated customers, typically upon shipment. The Company's remaining revenue, from long-term contracts, is recognized using the percentage of completion method of accounting. Selling prices are fixed based on purchase orders or contractual arrangements. The Company's revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition."

     Allowance for Uncollectible Accounts Receivable: Accounts Receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. The Company's policy is to identify and reserve for specific collectibility concerns based on customers' financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Writeoffs of accounts receivable have historically been low.

     Allowance for Obsolete and Slow Moving Inventory: Inventories are stated at the lower of cost or market value and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management's review of inventories on hand with minimal sales activity over the past twelve months, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though the Company considers these allowances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve allowances required.

     Impairment of Long-Lived Assets: Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2002 and 2001, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note N to the Consolidated Financial Statements.

     Restructuring: The Company recognizes costs in accordance with Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" and the SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

     Goodwill: Through December 31, 2001, the Company amortized goodwill primarily over forty years using the straight-line method. The Company adopted Financial Accounting Standard ("FAS") No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. Under FAS 142, the Company no longer amortizes goodwill, but is required to review goodwill for impairment annually, or more frequently if impairment indicators arise.

     The Company, with assistance of an outside consultant, completed the transitional impairment review of goodwill during the fourth quarter of 2002 and recorded a non-cash charge of $48.8 million. The charge has been reported as a cumulative effect of a change in accounting principle. The Company has also completed the annual impairment test as of October 1, 2002, and has determined that no additional goodwill impairment existed as of that date.

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

     At December 31, 2002, the Company has net operating loss carryforwards for income tax purposes of approximately $25.6 million, which will expire in 2021 or 2022. In accordance with the provisions of FAS 109 "Accounting for Income Taxes", the tax benefits related to these carryforwards have been fully reserved as of December 31, 2002 since the Company is in a three year cumulative loss position.

     Pension and Other Postretirement Benefit Plans: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans and postretirement benefit plans, covering substantially all employees. The measurement of liabilities related to these plans is based on management's assumptions related to future events, including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trends. Pension plan asset performance in the future will directly impact net income of the Company. The Company has evaluated its pension and other postretirement benefit assumptions, considering current trends in interest rates and market conditions and believes its assumptions are appropriate.

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

     An alternative method of accounting for stock-based compensation would be the fair value method defined by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 permits use of the intrinsic value method and does not require companies to account for employee stock options using the fair value method. Had compensation cost for stock options granted been determined based on the fair value method of FAS 123, the Company's net loss and diluted loss per share would have been increased by $.4 million ($.04 per share) in 2002 and $.3 million ($.03 per share) in 2001. The Company's 2000 net income would have been reduced by $1.0 million and diluted earnings by $.10 per share.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated amounts of restructuring charges, credit availability, levels and funding of capital expenditures and trends for 2003. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in the our relationships with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility, which consisted of borrowings of $114 million at December 31, 2002. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.1 million for the year ended December 31, 2002.

     The Company's foreign subsidiaries generally conduct business in local currencies. During 2002, the Company recorded a favorable foreign currency translation adjustment of $1.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar, Mexican peso and Euro. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                               PAGE
                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........    21
Consolidated Balance Sheets--December 31, 2002 and 2001.....    22
Consolidated Statements of Operations--Years Ended December
  31, 2002, 2001 and 2000...................................    23
Consolidated Statements of Shareholders' Equity--Years Ended
  December 31, 2002, 2001 and 2000..........................    24
Consolidated Statements of Cash Flows--Years Ended December
  31, 2002, 2001 and 2000...................................    25
Notes to Consolidated Financial Statements..................    26

Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited)--Years Ended
  December 31, 2002 and 2001................................    42

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
February 25, 2003

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  2002         2001
                                                                ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................    $  8,812     $  3,872
  Accounts receivable, less allowances for doubtful accounts
    of $3,313 in 2002 and $2,680 in 2001....................     101,477       99,241
  Inventories...............................................     151,645      151,463
  Other current assets......................................      10,307       23,108
                                                                --------     --------
         Total Current Assets...............................     272,241      277,684
Property, Plant and Equipment
  Land and land improvements................................       2,416        4,511
  Buildings.................................................      30,464       28,179
  Machinery and equipment...................................     194,546      181,790
                                                                --------     --------
                                                                 227,426      214,480
  Less accumulated depreciation.............................     114,302      105,155
                                                                --------     --------
                                                                 113,124      109,325
Other Assets
  Goodwill..................................................      81,464      130,263
  Net assets held for sale..................................      21,305       22,733
  Prepaid pension and other.................................      52,083       50,371
                                                                --------     --------
                                                                $540,217     $590,376
                                                                ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 74,868     $ 65,131
  Accrued expenses..........................................      51,007       28,482
  Current portion of long-term liabilities..................       3,056        3,787
                                                                --------     --------
         Total Current Liabilities..........................     128,931       97,400
Long-Term Liabilities, less current portion
  9.25% Senior Subordinated Notes due 2007..................     199,930      199,930
  Revolving credit maturing on June 30, 2004................     114,000      126,000
  Other long-term debt......................................       9,886        2,801
  Other postretirement benefits.............................      23,829       24,001
  Other.....................................................       3,483       15,277
                                                                --------     --------
                                                                 351,128      368,009
Shareholders' Equity
  Capital stock, par value $1 per share
    Serial preferred stock:
         Authorized--632,470 shares; Issued and
           outstanding--none................................         -0-          -0-
    Common stock:
         Authorized--40,000,000 shares; Issued--11,209,862
           shares in 2002 and 2001..........................      11,210       11,210
  Additional paid-in capital................................      56,135       56,135
  Retained earnings.........................................      10,087       71,239
  Treasury stock, at cost, 713,671 shares in 2002 and
    2001....................................................      (9,092)      (9,092)
  Accumulated other comprehensive loss......................      (8,096)      (4,252)
  Unearned compensation--restricted stock awards............         (86)        (273)
                                                                --------     --------
                                                                  60,158      124,967
                                                                --------     --------
                                                                $540,217     $590,376
                                                                ========     ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31
                                                               ------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
Net sales...................................................   $634,455   $636,417   $754,674
Cost of products sold.......................................    546,857    552,293    627,162
                                                               --------   --------   --------
  Gross profit..............................................     87,598     84,124    127,512
Selling, general and administrative expenses................     57,830     66,623     74,974
Amortization of goodwill....................................        -0-      3,733      3,907
Restructuring and impairment charges........................     13,601     18,163        -0-
                                                               --------   --------   --------
  Operating income (loss)...................................     16,167     (4,395)    48,631
Non-operating items, net....................................        -0-      1,850     10,118
Interest expense............................................     27,623     31,108     30,812
                                                               --------   --------   --------
     Income (loss) before income taxes and cumulative effect
       of accounting change.................................    (11,456)   (37,353)     7,701
Income taxes (benefit)......................................        897    (11,400)     7,183
                                                               --------   --------   --------
     Income (loss) before cumulative effect of accounting
       change...............................................    (12,353)   (25,953)       518
Cumulative effect of accounting change......................    (48,799)       -0-        -0-
                                                               --------   --------   --------
     Net income (loss)......................................   $(61,152)  $(25,953)  $    518
                                                               ========   ========   ========

Amounts per common share (basic and diluted):
  Income (loss) before cumulative effect of accounting
     change.................................................   $  (1.18)  $  (2.49)  $    .05
                                                               ========   ========   ========
  Cumulative effect of accounting change....................   $  (4.68)  $    -0-   $    -0-
                                                               ========   ========   ========
  Net income (loss).........................................   $  (5.86)  $  (2.49)  $    .05
                                                               ========   ========   ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             ACCUMULATED
                                         ADDITIONAL                             OTHER
                               COMMON     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE     UNEARNED
                                STOCK     CAPITAL     EARNINGS    STOCK     INCOME (LOSS)   COMPENSATION    TOTAL
                               -------   ----------   --------   --------   -------------   ------------   --------
                                                              (DOLLARS IN THOUSANDS)
Balance at January 1,
  2000.......................  $11,148    $55,684     $96,674    $(7,969)      $  (852)        $ -0-       $154,685
Issuance of restricted
  stock......................      62         500                                               (562)
Amortization of restricted
  stock......................                                                                    101            101
Comprehensive income (loss):
  Net income.................                             518                                                   518
  Foreign currency
    translation adjustment...                                                   (2,006)                      (2,006)
                                                                                                           --------
  Comprehensive loss.........                                                                                (1,488)
                                                                                                           --------
Exercise of stock options....                 (49)                   172                                        123
Purchase of treasury stock...                                     (1,295)                                    (1,295)
                               -------    -------     --------   -------       -------         -----       --------
Balance at December 31,
  2000.......................  11,210      56,135      97,192     (9,092)       (2,858)         (461)       152,126
Amortization of restricted
  stock......................                                                                    188            188
Comprehensive loss:
  Net loss...................                         (25,953)                                              (25,953)
  Foreign currency
    translation adjustment...                                                   (1,394)                      (1,394)
                                                                                                           --------
Comprehensive loss...........                                                                               (27,347)
                               -------    -------     --------   -------       -------         -----       --------
Balance at December 31,
  2001.......................  11,210      56,135      71,239     (9,092)       (4,252)         (273)       124,967
Amortization of restricted
  stock......................                                                                    187            187
Comprehensive loss:
  Net loss...................                         (61,152)                                              (61,152)
  Foreign currency
    translation adjustment...                                                    1,711                        1,711
  Minimum pension
    liability................                                                   (5,555)                      (5,555)
                                                                                                           --------
  Comprehensive loss.........                                                                               (64,996)
                               -------    -------     --------   -------       -------         -----       --------
Balance at December 31,
  2002.......................  $11,210    $56,135     $10,087    $(9,092)      $(8,096)        $ (86)      $ 60,158
                               =======    =======     ========   =======       =======         =====       ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $(61,152)  $(25,953)  $    518
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
     Cumulative effect of accounting change.................    48,799        -0-        -0-
     Gain from fire insurance...............................       -0-        -0-     (5,200)
     Loss on the sale of Kay Home Products..................       -0-        -0-     15,318
     Depreciation and amortization..........................    16,307     19,911     20,048
     Restructuring and impairment charges...................    10,399     16,362        -0-
     Deferred income taxes..................................     1,951     (6,473)     6,217
Changes in operating assets and liabilities excluding
  acquisitions of businesses:
     Accounts receivable....................................     4,652     16,257     (7,121)
     Inventories............................................     4,682     34,327      3,775
     Accounts payable and accrued expenses..................    15,787    (24,048)    (7,701)
     Other..................................................   (12,847)    (6,617)    (1,829)
                                                              --------   --------   --------
     Net Cash Provided by Operating Activities..............    28,578     23,766     24,025

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net.............   (14,731)   (13,923)   (24,968)
Costs of acquisitions, net of cash acquired.................    (5,748)       -0-     (3,890)
Proceeds from the sale of business units....................     2,486      6,051      9,177
Other, net..................................................       -0-        -0-     (6,100)
                                                              --------   --------   --------
     Net Cash Used by Investing Activities..................   (17,993)    (7,872)   (25,781)

FINANCING ACTIVITIES
Proceeds from financing arrangements........................     6,749     19,000     23,000
Payments on long-term debt..................................   (12,394)   (33,634)   (23,327)
Issuance of common stock under stock option plan............       -0-        -0-        123
Purchase of treasury stock..................................       -0-        -0-     (1,295)
                                                              --------   --------   --------
     Net Cash Used by Financing Activities..................    (5,645)   (14,634)    (1,499)
     Increase (Decrease) in Cash and Cash Equivalents.......     4,940      1,260     (3,255)
     Cash and Cash Equivalents at Beginning of Year.........     3,872      2,612      5,867
                                                              --------   --------   --------
     Cash and Cash Equivalents at End of Year...............  $  8,812   $  3,872   $  2,612
                                                              ========   ========   ========
Taxes paid (refunded).......................................  $ (4,817)  $ (3,346)  $  3,261
Interest paid...............................................    25,880     28,554     30,194

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method for approximately 85% of its inventories and last-in, first-out for the remainder) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,500 higher than reported at December 31, 2002 and 2001.

     Major Classes of Inventories

                                                              DECEMBER 31
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
In-process and finished goods...........................  $133,664   $137,021
Raw materials and supplies..............................    17,981     14,442
                                                          --------   --------
                                                          $151,645   $151,463
                                                          ========   ========

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions and associated interest costs are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable (See Note N).

     Goodwill: As discussed in Note B, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets," as of January 1, 2002. Under FAS 142, goodwill is no longer amortized but is subject to impairment testing. Prior to 2002, goodwill was amortized primarily over forty years using the straight-line method.

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

     Stock-Based Compensation: The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, because the

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES exercise price of the Company's employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense resulting from fixed awards of restricted shares is measured at the date of grant and expensed over the vesting period.

     On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure-an amendment to FASB Statement No. 123" ("FAS 148"). FAS 148 amends the Accounting for Stock-Based Compensation, to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provision of FAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement is effective for fiscal years beginning after December 15, 2002.

     Had compensation cost for stock options granted been determined based on the fair value method of FAS 123, the Company's net loss and diluted loss per share would have been increased by $397 ($.04 per share) in 2002 and $311 ($.03 per share) in 2001. The Company's 2000 net income would have been reduced by $1,008 and diluted earnings per share by $.10 per share.

     Fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.85%, 4.00% and 5.83%; zero dividend yield; expected volatility of 49%, 48% and 42% and expected option lives of 6 years.

     Income Taxes: The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement benefits will be paid (See Note F).

     Revenue Recognition: The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (less than 5% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract's cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company's revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition."

     Accounts Receivable: Accounts receivable are recorded at selling price which is fixed based on a purchase order or contractual arrangement. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company's policy is to identify and reserve for specific collectibility concerns based on customers' financial condition and payment history.

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Write-offs of accounts receivable have historically been low. As of December 31, 2002, the Company had uncollateralized receivables with seven customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $28,711, which repre-

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES sented approximately 27% of the Company's trade accounts receivable. During 2002, sales to these customers amounted to approximately $208,193, which represented 33% of the Company's net sales.

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

     Foreign Currency Translation: The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity.

     Impact of Other Recently Issued Accounting Pronouncements: In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental impairment and measurement provisions of FAS 121, the new rules supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The adoption of this standard by the Company on January 1, 2002 did not impact the Company's financial position, results of operations or cash flows.

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

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal of activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when a legal liability is incurred. FAS 146 also establishes that fair value is the objective for the initial measurement of the liability. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurements of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect the adoption to have a material

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES impact on the consolidated financial statements. The Company adopted the new disclosure requirements for the year ended December 31, 2002.

     Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

NOTE B -- ADOPTION OF FAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

     Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is no longer amortized, but is subject to an impairment test at least annually. The Company has selected October 1 as its annual testing date. In the year of adoption, FAS 142 also requires the Company to perform a transitional test to determine whether goodwill was impaired as of the beginning of the year. Under FAS 142, the initial step in testing for goodwill impairment is to compare the fair value of each reporting unit to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second test is required to determine the amount of impairment.

     The Company, with assistance of an outside consultant, completed the transitional impairment review of goodwill during the fourth quarter of 2002 using a discounted cash flow approach to determine the fair value of each reporting unit. Based upon the results of these calculations, the Company recorded a non-cash charge for goodwill impairment which aggregated $48,799. In accordance with the provisions of FAS 142, the charge has been accounted for as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002. The Company also completed the annual impairment test as of October 1, 2002, and has determined that no additional impairment of goodwill existed as of that date.

     The following table summarizes the transitional goodwill impairment charge by reporting segment as well as the changes in the carrying amount of goodwill for the year ended December 31, 2002.

REPORTING                                         GOODWILL AT      IMPAIRMENT      GOODWILL AT
SEGMENT                                        DECEMBER 31, 2001     CHARGE     DECEMBER 31, 2002
---------                                      -----------------   ----------   -----------------
ILS..........................................      $ 97,188         $32,239          $64,949
Aluminum Products............................        26,215           9,700           16,515
Manufactured Products........................         6,860           6,860              -0-
                                                   --------         -------          -------
                                                   $130,263         $48,799          $81,464
                                                   ========         =======          =======

     In accordance with FAS 142, prior period amounts have not been restated. The following table summarizes the reported results for 2001 and 2000, and the results that would have been reported had the non-amortization provisions of FAS 142 been in effect for those years.

                                                                 DECEMBER 31
                                                              ------------------
                                                                2001       2000
                                                              --------    ------
Reported net income (loss)..................................  $(25,953)   $  518
Amortization of goodwill adjustment, net of tax.............     3,315     3,469
                                                              --------    ------
Adjusted net income (loss)..................................  $(22,638)   $3,987
                                                              ========    ======
Reported earnings (loss) per share--basic and diluted.......  $  (2.49)   $  .05
Amortization of goodwill adjustment.........................       .32       .33
                                                              --------    ------
Adjusted earnings (loss) per share--basic and diluted.......  $  (2.17)   $  .38
                                                              ========    ======

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE C -- ACQUISITIONS AND DISPOSITIONS

     On September 10, 2002, the Company acquired substantially all of the assets of Ajax Magnethermic Corporation ("Ajax"), a manufacturer of induction heating and melting equipment. The purchase price of approximately $5.5 million and the results of operations of Ajax prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

     On April 26, 2002, the Company completed the sale of substantially of the assets of Castle Rubber Company for cash of approximately $2.5 million. Castle Rubber, a non-core business is the Manufactured Products Segment, had been identified as a business the Company was discontinuing as part of its restructuring activities during 2001.

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

NOTE D -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Accrued salaries, wages and benefits........................  $10,583   $ 8,396
Advance billings............................................    8,694     2,372
Warranty and installation accruals..........................    5,552     1,908
Severance and exit costs....................................    4,045     4,152
Interest payable............................................    3,529     3,212
State and local taxes.......................................    3,206       949
Sundry......................................................   15,398     7,493
                                                              -------   -------
  Totals....................................................  $51,007   $28,482
                                                              =======   =======

     Substantially all advance billings and warranty and installation accruals relate to the Company's capital equipment businesses. The 2002 increase in accrued expenses was primarily due to the acquisition of Ajax Magnethermic.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2002 and 2001:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Balance at beginning of year................................  $   997   $ 1,348
Claims paid during the year.................................   (1,430)   (1,484)
Additional warranties issued during year....................    1,858     1,133
Acquired warranty liabilities...............................    1,643       -0-
                                                              -------   -------
Balance at end of year......................................  $ 3,068   $   997
                                                              =======   =======

NOTE E -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
9.25% Senior Subordinated Notes due 2007....................  $199,930   $199,930
Revolving credit maturing on June 30, 2004..................   114,000    126,000
Industrial Development Revenue Bonds maturing in 2012 at
  interest rates from 2.00% to 4.15%........................     4,863        -0-
Other.......................................................     6,329      4,838
                                                              --------   --------
                                                               325,122    330,768
Less current maturities.....................................     1,306      2,037
                                                              --------   --------
     Total..................................................  $323,816   $328,731
                                                              ========   ========

     Maturities of long-term debt during each of the five years following December 31, 2002 are approximately $1,306 in 2003, $114,985 in 2004, $925 in
2005, $930 in 2006 and $200,876 in 2007.

     The Company is a party to a credit and security agreement dated December 31, 2000, as amended ("Credit Agreement"), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $160 million. The Credit Agreement currently contains a detailed borrowing base formula which provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2002, the Company had approximately $33.0 million of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank's prime lending rate plus .5%-1.5% (5.25% at December 31, 2002) or, at Park-Ohio's election, at LIBOR plus 2.75%-3.50%. The Company's ability to elect LIBOR-based interest as well as the overall interest rate are dependent on the Company's ratio of senior funded indebtedness to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement, and adjusted every quarter. As of December 31, 2002, the Company was limited to prime-based borrowings. Up to $7.0 million in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on standby letters of credit on an annual basis. As of December 31, 2002, in addition to amounts borrowed under the Credit Agreement, there is $2.3 million outstanding primarily for standby letters of credit. A fee of .25% to .50% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on June 30, 2004 and borrowings are secured by substantially all of the Company's assets.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     Provisions of the indenture governing the Senior Subordinated Notes and the revolving credit agreement contain restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. The Credit Agreement also requires maintenance of specific financial ratios. At December 31, 2002, the Company was in compliance with all financial covenants of the credit agreement.

     The weighted average interest rate on all debt was 7.69% at December 31, 2002.

     The fair market value of the Senior Subordinated Notes based on published market prices was approximately $129,955 and $122,957 at December 31, 2002 and 2001, respectively. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and borrowings under the credit agreement approximate fair value at December 31, 2002 and 2001.

NOTE F -- INCOME TAXES

     Income taxes consisted of the following:

                                                             YEAR ENDED DECEMBER 31
                                                           ---------------------------
                                                            2002       2001      2000
                                                           -------   --------   ------
Current (refundable):
     Federal.............................................  $(2,210)  $ (5,828)  $  106
     State...............................................      387        369      774
     Foreign.............................................      769        532       86
                                                           -------   --------   ------
                                                            (1,054)    (4,927)     966
Deferred:
     Federal.............................................    1,951     (6,135)   5,025
     State...............................................      -0-       (338)   1,192
                                                           -------   --------   ------
                                                             1,951     (6,473)   6,217
                                                           -------   --------   ------
Income taxes.............................................  $   897   $(11,400)  $7,183
                                                           =======   ========   ======

     The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                             YEAR ENDED DECEMBER 31
                                                          ----------------------------
                                                           2002       2001      2000
                                                          -------   --------   -------
Computed statutory amount...............................  $(3,895)  $(12,700)  $ 2,617
Effect of state income taxes............................      411         20     1,304
Goodwill................................................      -0-        668       715
Non-deductible goodwill write off upon sale of Kay Home
  Products..............................................      -0-        -0-     3,513
Foreign rate differences................................      599        275       307
Valuation allowance.....................................    3,475        -0-       -0-
Other, net..............................................      307        337    (1,273)
                                                          -------   --------   -------
Income taxes (benefit)..................................  $   897   $(11,400)  $ 7,183
                                                          =======   ========   =======

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $  8,100   $ 8,600
  Inventory.................................................     7,200     7,100
  Net operating loss and tax credit carryforwards...........    10,900     4,900
  Goodwill impairment.......................................     6,800       -0-
  Other--net................................................     2,600     5,500
                                                              --------   -------
          Total deferred tax assets.........................    35,600    26,100
Deferred tax liabilities:
  Tax over book depreciation................................    12,800    11,100
  Pension...................................................    10,500    11,600
                                                              --------   -------
          Total deferred tax liabilities....................    23,300    22,700
                                                              --------   -------
                                                                12,300     3,400
Valuation reserves..........................................   (12,300)      -0-
                                                              --------   -------
Net deferred tax assets.....................................  $    -0-   $ 3,400
                                                              ========   =======

     At December 31, 2002, the Company has net operating loss carryforwards for income tax purposes of approximately $25.6 million, which will expire in 2021 or 2022. In accordance with the provisions of FAS 109 "Accounting for Income Taxes", the tax benefits related to these carryforwards have been fully reserved as of December 31, 2002 since the Company is in a three year cumulative loss position.

NOTE G -- STOCK PLAN

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

     During 2001, the Company completed a program ("the Option Offer Program") whereby all outstanding options to purchase shares of Company common stock held by Company employees and directors were tendered to the Company. Existing options tendered to the Company were cancelled and, in return, participants were entitled to new options on a one for one basis at least six months and one day after the tendered options were cancelled. On November 30, 2001, the Company met its obligation with the issuance of new options to purchase 880,500 shares of Company common stock with exercise prices equal to the fair market value at the date of grant.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     The following table reflects activity under all stock plans from January 1, 2000 through December 31, 2002, and the weighted average exercise prices:

                                                                            WEIGHTED
                                                             NUMBER OF    AVERAGE PRICE
                                                               SHARES       PER SHARE
                                                             ----------   -------------
Outstanding, January 1, 2000...............................   1,131,850      $13.57
     Granted...............................................      12,000        9.78
     Exercised.............................................     (13,500)       9.13
     Forfeited.............................................     (40,850)      13.08
Outstanding, December 31, 2000.............................   1,089,500       13.61
     Granted...............................................   1,220,700        1.91
     Cancelled under option offer program..................  (1,083,500)      13.61
     Forfeited.............................................      (6,000)      14.40
Outstanding, December 31, 2001.............................   1,220,700        1.91
     Granted...............................................      38,000        4.07
                                                             ----------
Outstanding, December 31, 2002.............................   1,258,700      $ 1.99
                                                             ==========

     The following table summarizes information about options outstanding as of December 31, 2002:

         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
-------------------------------------   -----------------------
   NUMBER       WEIGHTED                   NUMBER
OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
   AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
    2002          LIFE        PRICE         2002        PRICE
------------   -----------   --------   ------------   --------
1,258,700          8.94       $1.99      1,194,033      $1.98

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE I -- PENSIONS AND POSTRETIREMENT BENEFITS

     The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2002 and 2001:

                                                                             POSTRETIREMENT
                                                           PENSION              BENEFITS
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year............  $ 50,564   $ 50,707   $ 23,403   $ 21,009
Service cost.......................................       399        590        204        179
Amendments and other...............................       -0-        220        -0-        -0-
Curtailment and settlement.........................     2,053        -0-        -0-        -0-
Interest cost......................................     3,556      3,506      1,712      1,663
Plan participants' contributions...................       -0-        -0-        135        108
Actuarial losses (gains)...........................     1,132       (125)     1,570      2,773
Benefits and expenses paid.........................    (5,223)    (4,334)    (2,155)    (2,329)
                                                     --------   --------   --------   --------
Benefit obligation at end of year..................  $ 52,481   $ 50,564   $ 24,869   $ 23,403
                                                     ========   ========   ========   ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.....  $100,498   $107,903   $    -0-   $    -0-
Actual return on plan assets.......................    (8,811)    (3,071)       -0-        -0-
Settlement Accounting..............................    (1,063)       -0-        -0-        -0-
Company contributions..............................       -0-        -0-      2,020      2,221
Plan participants' contributions...................       -0-        -0-        135        108
Benefits and expense paid..........................    (5,223)    (4,334)    (2,155)    (2,329)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year...........  $ 85,401   $100,498   $    -0-   $    -0-
                                                     ========   ========   ========   ========
Funded (underfunded) status of the plan............  $ 32,920   $ 49,934   $(24,869)  $(23,403)
Unrecognized net transition obligation.............      (536)      (860)       -0-        -0-
Unrecognized net actuarial (gain) loss.............     1,547    (15,175)      (303)    (1,862)
Unrecognized prior service cost (benefit)..........     1,198      1,974       (407)      (486)
                                                     --------   --------   --------   --------
Net amount recognized at year end..................  $ 35,129   $ 35,873   $(25,579)  $(25,751)
                                                     ========   ========   ========   ========

Amounts recognized in the consolidated balance sheets consists of:

                                                             2002      2001
                                                            -------   -------
Prepaid pension cost......................................  $32,816   $35,873
Accrued pension cost......................................   (3,526)      -0-
Intangible asset..........................................      284       -0-
Accumulated other comprehensive loss......................    5,555       -0-
                                                            -------   -------
  Net amount recognized at the end of year................  $35,129   $35,873
                                                            =======   =======

     The Company recorded a minimum pension liability of $5,555 at December 31, 2002, as required by Financial Accounting Standards Board Statement No. 87. The adjustment is reflected in other comprehensive income and long-term liabilities. The adjustment relates to two of the Company's defined benefit

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES plans, for which the accumulated benefit obligations of $15,573 exceed the fair value of the underlying pension assets of $12,047.

     The following tables summarize the assumptions used by the consulting actuary and the related cost information.

                                                                             POSTRETIREMENT
                                                                PENSION         BENEFITS
                                                              -----------   -----------------
                                                              2002   2001    2002      2001
                                                              ----   ----   -------   -------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...............................................  7.00%  7.25%   7.00%     7.25%
Expected return on plan assets..............................  8.75%  8.25%    N/A       N/A
Rate of compensation increase...............................  2.00%  2.50%    N/A       N/A

     For measurement purposes, a 6.25% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.75% for 2004 and remain at that level thereafter.

                                              PENSION BENEFITS              OTHER BENEFITS
                                         ---------------------------   ------------------------
                                          2002      2001      2000      2002     2001     2000
                                         -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service costs..........................  $   399   $   590   $   503   $  204   $  179   $  157
Interest costs.........................    3,556     3,506     3,529    1,712    1,663    1,539
Expected return on plan assets.........   (8,394)   (8,658)   (8,599)
Transition obligation..................      (49)      (56)       23
Amortization of prior service cost.....      319       363       367      (79)     (79)     (79)
Recognized net actuarial (gain) loss...   (1,055)   (1,720)   (2,574)      11      (28)    (243)
                                         -------   -------   -------   ------   ------   ------
Benefit (income) costs.................  $(5,224)  $(5,975)  $(6,751)  $1,848   $1,735   $1,374
                                         =======   =======   =======   ======   ======   ======

     The Company recorded $2,700 of non-cash pension curtailment charges in 2002 and $400 in 2001 related to the disposal of two manufacturing facilities. These were classified as restructuring charges in both years.

     The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                    1-PERCENTAGE   1-PERCENTAGE
                                                       POINT          POINT
                                                      INCREASE       DECREASE
                                                    ------------   ------------
Effect on total of service and interest cost
  components in 2002..............................     $  158         $  134
Effect on post retirement benefit obligation as of
  December 31, 2002...............................     $1,595         $1,401

     The total contribution charged to pension expense for the Company's defined contribution plans was $1,273 in 2002, $1,382 in 2001 and $1,418 in 2000.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE J -- LEASES

     Rental expense for 2002, 2001 and 2000 was $10,749, $12,638 and $12,816,
respectively. Future minimum lease commitments during each of the five years following December 31, 2002 are as follows: $8,561 in 2003, $5,358 in 2004, $3,814 in 2005, $2,093 in 2006, $1,193 in 2007 and $2,433 thereafter.

NOTE K -- INDUSTRY SEGMENTS

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, heavy-duty truck, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end-users in the aerospace, automotive, railroad, truck and oil industries.

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

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Net sales:
  ILS.......................................................  $398,141   $416,962   $482,274
  Aluminum products.........................................   106,148     84,846    111,370
  Manufactured products.....................................   130,166    134,609    161,030
                                                              --------   --------   --------
                                                              $634,455   $636,417   $754,674
                                                              ========   ========   ========
Income (loss) before income taxes and amortization of
  goodwill:
  ILS.......................................................  $ 17,467   $ 22,944   $ 42,118
  Aluminum products.........................................     4,739     (2,327)     4,947
  Manufactured products.....................................    (1,342)   (14,287)    12,586
                                                              --------   --------   --------
                                                              $ 20,864   $  6,330   $ 59,651
                                                              ========   ========   ========
Amortization of goodwill:
  ILS.......................................................  $    -0-   $  2,702   $  2,506
  Aluminum products.........................................       -0-        745        739
  Manufactured products.....................................       -0-        286        662
                                                              --------   --------   --------
                                                              $    -0-   $  3,733   $  3,907
                                                              ========   ========   ========
Income (loss) before income taxes and change in accounting
  principle:
  ILS.......................................................  $ 17,467   $ 20,242   $ 39,612
  Aluminum products.........................................     4,739     (3,072)     4,208
  Manufactured products.....................................    (1,342)   (14,573)    11,924
                                                              --------   --------   --------
                                                                20,864      2,597     55,744
  Corporate costs...........................................    (4,697)    (6,992)    (7,113)
  Interest expense..........................................   (27,623)   (31,108)   (30,812)
  Non-operating items, net..................................       -0-     (1,850)   (10,118)
                                                              --------   --------   --------
                                                              $(11,456)  $(37,353)  $  7,701
                                                              ========   ========   ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Identifiable assets:
  ILS.......................................................  $273,442   $312,288   $349,444
  Aluminum products.........................................    79,785     95,021     99,208
  Manufactured products.....................................   151,251    139,045    164,524
  General corporate.........................................    35,739     44,022     33,344
                                                              --------   --------   --------
                                                              $540,217   $590,376   $646,520
                                                              ========   ========   ========
Depreciation and amortization expense:
  ILS.......................................................  $  5,206   $  8,441   $  8,096
  Aluminum products.........................................     6,432      5,532      5,145
  Manufactured products.....................................     4,307      5,632      6,379
  General corporate.........................................       362        306        428
                                                              --------   --------   --------
                                                              $ 16,307   $ 19,911   $ 20,048
                                                              ========   ========   ========
Capital expenditures:
  ILS.......................................................  $  1,603   $  1,972   $  3,126
  Aluminum products.........................................     5,927      3,160      7,302
  Manufactured products.....................................     6,355      8,352     14,190
  General corporate.........................................       846        439        350
                                                              --------   --------   --------
                                                              $ 14,731   $ 13,923   $ 24,968
                                                              ========   ========   ========

     For the years ended December 31, 2002 and 2001, sales to no single customer were greater than 10% of consolidated net sales. For the year ended December 31, 2000, all three segments of the Company had sales to Ford Motor Company, which aggregated $73,039 and represented approximately 10% of consolidated net sales.

     For the three years ended 2002, approximately 80% of the Company's net sales were within the United States and 13% were within Canada. Approximately 91% of the Company's assets are maintained in the United States.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE L -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (all dollars and share amounts are in thousands):

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
NUMERATOR
Income (loss) before cumulative effect of accounting
  change....................................................  $(12,353)  $(25,953)  $   518
Cumulative effect of accounting change......................  $(48,799)  $    -0-   $   -0-
                                                              --------   --------   -------
Net income (loss)...........................................  $(61,152)  $(25,953)  $   518
                                                              ========   ========   =======
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................    10,434     10,434    10,492
Effect of dilutive securities:
  Employee stock options....................................        (a)        (a)       35
                                                              --------   --------   -------
Denominator for diluted earnings per share-weighted-average
  shares and assumed conversions............................    10,434     10,434    10,527
Amounts per common share (basic and diluted):
  Income (loss) before cumulative effect of accounting
     change.................................................  $  (1.18)  $  (2.49)  $   .05
  Cumulative effect of accounting change....................  $  (4.68)  $    -0-   $   -0-
                                                              --------   --------   -------
  Net income (loss).........................................  $  (5.86)  $  (2.49)  $   .05
                                                              ========   ========   =======

---------------

(a) The addition of 291 shares in 2002 and 41 shares in 2001 would result in anti-dilution.

NOTE M -- NON-OPERATING ITEMS, NET

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. For the year ended December 31, 2000, the Company received a partial settlement from its insurance carrier primarily reflecting the replacement cost of fixed assets and recognized a net gain of $5.2 million. During 2001, the Company expensed $1.9 million of non-recurring business interruption costs, which were not covered by insurance. In June 2000, the Company completed the sale of substantially all of the assets of Kay Home Products and recorded a pretax loss of approximately $15.3 million.

NOTE N -- RESTRUCTURING AND UNUSUAL CHARGES

     The Company responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001 and 2002, as the Company's restructuring efforts continued and evolved.

     During 2001, the Company recorded restructuring and asset impairment charges aggregating $28.5 million, primarily related to management decisions to exit certain under-performing product lines and to close or consolidate certain operating facilities in 2002. The Company's actions included 1) selling or discontinuing the businesses of Castle Rubber and Ajax Manufacturing, 2) closing the Cicero Flexible Products' manufacturing facility and discontinue certain product lines, 3) inventory write-downs and other restructuring activities at St. Louis Screw & Bolt and Tocco, 4) closing twenty ILS branch warehouses and two ILS manufacturing plants, 5) closing an Aluminum Products machining facility, and 6) write-down of certain Corporate assets to current value. The charges were composed of $11.3 million for the impairment of property and equipment and other long-term assets; $10.3 million of cost of goods sold, primarily to write down inventory of discontinued businesses and product lines to

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES current market value; and $6.9 million for severance (525 employees) and exit costs. Below is a summary of these charges by segment.

                                        COST OF
                                        PRODUCTS     ASSET       RESTRUCTURING
                                          SOLD     IMPAIRMENT     & SEVERANCE      TOTAL
                                        --------   ----------   ---------------   -------
Manufactured Products.................  $ 8,599     $10,080         $2,030        $20,709
ILS...................................    1,700         600          4,070          6,370
Aluminum Products.....................      -0-         -0-            783            783
Corporate.............................      -0-         600            -0-            600
                                        -------     -------         ------        -------
                                        $10,299     $11,280         $6,883        $28,462
                                        =======     =======         ======        =======

     During 2002, the Company recorded further restructuring and asset impairment charges aggregating $19.2 million, primarily related to management decisions to exit additional product lines and consolidate additional facilities. The Company's planned actions included 1) selling or discontinuing the businesses of St. Louis Screw & Bolt and Green Bearing, 2) closing five additional ILS branch warehouses and 3) closing or selling two Aluminum Products manufacturing plants (one of which was closed as of December 31, 2002). The charges were composed of $5.6 million for severance (490 employees) and exit costs, $2.7 million for pension curtailment costs; $5.6 million of costs of goods sold, primarily to write down inventory of discontinued businesses and product lines to current market value; and $5.3 million for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

                             COST OF
                             PRODUCTS     ASSET      RESTRUCTURING     PENSION
                               SOLD     IMPAIRMENT    & SEVERANCE    CURTAILMENT    TOTAL
                             --------   ----------   -------------   -----------   -------
ILS........................   $4,500      $  -0-        $2,534         $2,000      $ 9,034
Manufactured Products......    1,128       2,103         2,628            700        6,559
Aluminum Products..........      -0-       3,160           437            -0-        3,597
                              ------      ------        ------         ------      -------
                              $5,628      $5,263        $5,599         $2,700      $19,190
                              ======      ======        ======         ======      =======

     The accrued liability for severance and exit costs and related cash payments consisted of:

Severance and exit charges recorded in 2001.................   $ 6,883
Cash payments made in 2001..................................    (2,731)
Balance at December 31, 2001................................     4,152
Severance and exit charges recorded in 2002.................     5,599
Cash payments made in 2002..................................    (5,706)
                                                               -------
Balance at December 31, 2002................................   $ 4,045
                                                               =======

     As of December 31, 2002, all of the 525 employees identified in 2001 and all but 80 of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salary employees at various operating facilities due to either closure or consolidation.

     At December 31, 2002, the Company's balance sheet reflected assets held for sale at their estimated current value of $6.1 million for inventory and $15.2 million for property, plant and equipment and other long-term assets. Net sales for the businesses held for sale (Ajax Manufacturing, Castle Rubber, St. Louis Screw & Bolt and Green Bearing) were $19,159 in 2002, $25,356 in 2001, and $27,145 in 2000. Operating income (loss), excluding restructuring and unusual charges for these entities were $(334) in 2002, $703 in 2001, and $1,021 in 2000.

                          SUPPLEMENTARY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   QUARTER ENDED
                                                     -----------------------------------------
2002                                                 MARCH 31   JUNE 30    SEPT. 30   DEC. 31
----                                                 --------   --------   --------   --------
                                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................  $153,843   $166,625   $157,832   $156,155
Gross profit.......................................    21,698     24,380     23,193     18,327
Restructuring and impairment charges...............       622      3,635      1,006      8,338
Income (loss) before cumulative effect
  adjustment.......................................        75       (547)      (242)   (11,639)
Net loss...........................................  $(48,724)  $   (547)  $   (242)  $(11,639)
                                                     ========   ========   ========   ========
Amounts per common share (basic and diluted):
  Income (loss) before cumulative effect of
     accounting change.............................  $    .01   $   (.05)  $   (.02)  $  (1.12)
                                                     ========   ========   ========   ========
  Net income (loss)................................  $  (4.67)  $   (.05)  $   (.02)  $  (1.12)
                                                     ========   ========   ========   ========

                                                                   QUARTER ENDED
                                                     -----------------------------------------
2001                                                 MARCH 31   JUNE 30    SEPT. 30   DEC. 31
----                                                 --------   --------   --------   --------
                                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................  $169,411   $164,162   $156,183   $146,661
Gross profit.......................................    27,122     24,961     23,649      8,392
Restructuring and impairment charges...............       -0-        303        709     17,151
Net income (loss)..................................  $    299   $ (1,533)  $ (2,700)  $(22,019)
                                                     ========   ========   ========   ========
Amounts per common share (basic and diluted):
  Net income (loss) per share......................  $    .03   $   (.15)  $   (.26)  $  (2.11)
                                                     ========   ========   ========   ========

NOTE 1 --   In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In 2001, the Company expensed $1.0 million in the quarter ended March 31, 2001 and $.9 million in the quarter ended June 30, 2001 of fire-related
            non-recurring business interruption costs, which were not
            covered by insurance.

NOTE 2 --   In the quarter ended December 31, 2001, the Company recorded primarily non-cash charges for restructuring and impairment aggregating $27.5 million ($18.4 million after tax, or $1.76 per share). Restructuring actions included consolidation of manufacturing plants and logistics warehouses and
            discontinuation of product lines. Of these charges, $10.3
            million related to discontinued product lines are included in cost of products sold. During the first three quarters of
            2001, the Company recorded $1.0 million of restructuring and impairment charges.

            In the fourth quarter of 2002, the Company recorded primarily non-cash charges of $13.9 million for restructuring and disposition of non performing assets related to management decisions, as approved by the board of directors, to exit certain under performing lines. The charges are composed of $5.6 million for the impairment of inventory, which are included in cost of products sold, and $8.3 million for other restructuring and asset impairment charges, which are reflected in restructuring and other unusual charges.

NOTE 3 --   The 2002 results reflect the elimination of goodwill
            amortization, in conjunction with implementing Statement of
            Financial Accounting Standard No. 142 "Goodwill and Other
            Intangible Assets." The Company completed the impairment
            tests required and effective January 1, 2002, recorded a
            $48.8 million charge reflected as a cumulative effect of a change in accounting principle.

NOTE 4 --   During the second quarter of 2002, the Company sold Castle
            Rubber for $2.5 million and completed the closure of a
            manufacturing facility. Included in restructuring and non-
            recurring expenses is a non-cash $2.7 million charge for the curtailment of the two pension plans at these facilities, as determined by consulting actuaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated herein by reference from the material contained under the caption "Principal Shareholders" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, except that information required by Item 201(d) of Regulation S-K can be found under Item 5 of this Annual Report on Form 10-K.

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

ITEM 14.   CONTROLS AND PROCEDURES

     During the 90-day period prior to the filling date of this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried outs its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                  PAGE
                                                                  ----
   Report of Ernst & Young, LLP, Independent Auditors..........    21
   Financial Statements........................................
     Consolidated balance sheets -- December 31, 2002 and
        2001...................................................    22
     Consolidated statements of operations -- years ended
        December 31, 2002, 2001 and 2000.......................    23
     Consolidated statements of shareholders' equity -- years
        ended December 31, 2002, 2001 and 2000.................    24
     Consolidated statements of cash flows -- years ended
        December 31, 2002, 2001 and 2000.......................    25
     Notes to consolidated financial statements................    26
   Selected quarterly financial data (unaudited) -- years ended
     December 31, 2002 and 2001................................    42

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

(b) Reports on Form 8-K filed in the fourth quarter of 2002:

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

Date:  March 27, 2003

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

                      *                        Senior Vice President and Director
---------------------------------------------
             Matthew V. Crawford

                      *                        Director
---------------------------------------------
               Kevin R. Greene

                      *                        Director                                         March 27, 2003
---------------------------------------------
             Lewis E. Hatch, Jr.

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

March 27, 2003
                                          By: /s/ ROBERT D. VILSACK
                                            ------------------------------------
                                          Robert D. Vilsack, Attorney-in-Fact

                                 CERTIFICATIONS

I, Edward F. Crawford, certify that:

     1. I have reviewed this annual report on Form 10-K of Park Ohio Holdings Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ EDWARD F. CRAWFORD
                                                -----------------------------------------------------
                                                Edward F. Crawford, Chairman, Chief Executive Officer
                                                and President

                                 CERTIFICATIONS

I, Richard P. Elliott, certify that:

     1. I have reviewed this annual report on Form 10-K of Park Ohio Holdings Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d. all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ RICHARD P. ELLIOTT,
                                                -----------------------------------------------------
                                                Richard P. Elliott, Vice President and Chief
                                                Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                            PARK-OHIO HOLDINGS CORP.

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                 EXHIBIT INDEX

EXHIBIT
-------
   3.1    Amended and Restated Articles of Incorporation of Park-Ohio
          Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of
          Park-Ohio Holdings Corp. for the year ended December 31,
          1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
   3.2    Code of Regulations of Park-Ohio Holdings Corp. (filed as
          Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for
          the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
   4.1    Indenture, dated June 3, 1999 by and among Park-Ohio
          Industries, Inc. and Norwest Bank Minnesota, N.A., as
          trustee (filed as Exhibit 4.2 of the Company's Registration
          Statement on Form S-4, filed on July 23, 1999, SEC File No.
          333-83117 and incorporated by reference and made a part
          hereof)
   4.2    Credit and Security Agreement among Park-Ohio Industries,
          Inc., and various financial institutions dated December 22,
          2000 (filed as Exhibit 4.2 to the Form 10-K of Park-Ohio
          Holdings Corp. for the year ended December 31, 2000, SEC
          File No. 000-03134 and incorporated by reference and made a part hereof)
   4.3    First amendment, dated March 12, 2001, to the Credit and
          Security Agreement among Park-Ohio Industries, Inc. and
          various financial institutions (filed as Exhibit 4.2 to the
          Form 10-K of Park-Ohio Holdings Corp. for the year ended
          December 31, 2000, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
   4.4    Second amendment, dated June 30, 2001, to the Credit and
          Security Agreement among Park-Ohio Industries, Inc. and
          various financial institutions (filed as Exhibit 4 to the
          Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended
          June 30, 2001, SEC File No. 000-03134 and incorporated by
          reference and made a part hereof)
   4.5    Third amendment, dated November 14, 2001, to the Credit and
          Security Agreement among Park-Ohio Industries, Inc. and
          various financial institutions (filed as Exhibit 4 to the
          Form 8-K of Park-Ohio Holdings Corp. dated December 14,
          2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
   4.6    Fourth amendment, dated as of December 31, 2001, to the
          Credit and Security Agreement among Park-Ohio Industries,
          Inc. and various financial institutions (filed as Exhibit
          4.6 to the Form 10-K of Park-Ohio Holdings, Corp. for the
          year ended December 31, 2001, SEC File No. 000-03134 and
          incorporated by reference and made a part hereof)
   4.7    Fifth amendment, dated as of September 30, 2002, to the
          Credit and Security Agreement among Park-Ohio Industries,
          Inc. and various financial institutions (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2002, SEC File No. 000-03134 and
          incorporated by reference and made a part of hereof.)
  10.1    Form of Indemnification Agreement entered into between
          Park-Ohio Holdings Corp. and each of its directors and
          certain officers (filed as Exhibit 10.1 to the Form 10-K of
          Park-Ohio Holdings Corp. for the year ended December 31,
          1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
 10.2*    Amended and Restated 1998 Long-Term Incentive Plan (filed as
          Appendix A to the Definitive Proxy Statement of Park-Ohio
          Holdings Corp., filed on April 23, 2001, SEC File No.
          000-03134 and incorporated by reference and made a part
          hereof)
  12.1    Computation of Ratios
  21.1    List of Subsidiaries of Park-Ohio Holdings Corp.
  23.1    Consent of Ernst & Young LLP
  24.1    Power of Attorney
  99.1    Certification requirement under Section 906 of the
          Sarbanes-Oxley Act of 2002

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.