Form 10-Q
period 2003-03-31
PARK OHIO HOLDINGS CORP
filed 2003-05-14
CIK 76282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 2003, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM____________ TO ____________

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

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and

     (2) Has been subject to such filing requirements for the past 90 days.

         YES [X]       NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

           YES [ ]       NO [X]

Number of shares outstanding of registrant's Common Stock, par value $1.00 per share, as of March 31, 2003: 10,496,191.

                    The Exhibit Index is located on page 23.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)
              Consolidated balance sheets -- March 31, 2003 and December
              31, 2002
              Consolidated statements of operations -- Three month periods ended March 31, 2003 and 2002
              Consolidated statement of shareholders' equity -- Three months ended March 31, 2003
              Consolidated statements of cash flows -- Three month periods ended March 31, 2003 and 2002
              Notes to consolidated financial statements -- March 31, 2003
              Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
Item 4.       Controls and Procedures
PART II.      OTHER INFORMATION
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31     DECEMBER 31
                                                                 2003          2002
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,912      $  8,812
  Accounts receivable, less allowances for doubtful accounts of $2,930 at March 31, 2003 and $3,313 at December 31,
     2002...................................................    107,833       101,477
  Inventories...............................................    153,380       151,645
  Other current assets......................................     10,321        10,307
                                                               --------      --------
          Total Current Assets..............................    275,446       272,241
Property, Plant and Equipment...............................    232,303       227,426
  Less accumulated depreciation.............................    119,287       114,302
                                                               --------      --------
                                                                113,016       113,124
Other Assets
  Goodwill..................................................     81,689        81,464
  Net assets held for sale..................................     12,474        19,205
  Prepaid pension and other.................................     55,188        52,083
                                                               --------      --------
                                                               $537,813      $538,117
                                                               ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 69,916      $ 74,868
  Accrued expenses..........................................     58,426        48,907
  Current portion of long-term liabilities..................      2,822         3,056
                                                               --------      --------
          Total Current Liabilities.........................    131,164       126,831
Long-Term Liabilities, less current portion
  9.25% Senior Subordinated Notes...........................    199,930       199,930
  Revolving credit maturing on June 30, 2004................    106,500       114,000
  Other long-term debt......................................      9,954         9,886
  Other postretirement benefits.............................     23,713        23,829
  Other.....................................................      3,210         3,483
                                                               --------      --------
                                                                343,307       351,128
Shareholders' Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-           -0-
     Common Stock...........................................     11,210        11,210
  Additional paid-in capital................................     56,135        56,135
  Retained earnings.........................................     12,524        10,087
  Treasury stock, at cost...................................     (9,092)       (9,092)
  Accumulated other comprehensive (loss)....................     (7,370)       (8,096)
  Unearned compensation--restricted stock awards............        (65)          (86)
                                                               --------      --------
                                                                 63,342        60,158
                                                               --------      --------
                                                               $537,813      $538,117
                                                               ========      ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
                                                              (AMOUNTS IN THOUSANDS --
                                                               EXCEPT PER SHARE DATA)
Net sales...................................................   $154,851      $153,843
Cost of products sold.......................................    130,441       132,145
                                                               --------      --------
  Gross profit..............................................     24,410        21,698
Selling, general and administrative expenses................     15,079        14,254
Restructuring and impairment charges........................        -0-           622
                                                               --------      --------
  Operating income..........................................      9,331         6,822
Interest expense............................................      6,757         6,680
                                                               --------      --------
  Income before income taxes and cumulative effect of
     accounting change......................................      2,574           142
Income taxes................................................        137            67
                                                               --------      --------
  Income before cumulative effect of accounting change......      2,437            75
Cumulative effect of accounting change......................        -0-       (48,799)
                                                               --------      --------
  Net income (loss).........................................   $  2,437      $(48,724)
                                                               ========      ========
Amounts per common share:
  Basic   -- Income before cumulative effect of accounting
             change.........................................   $    .23      $    .01
          -- Cumulative effect of accounting change.........        -0-         (4.68)
                                                               --------      --------
          -- Net income (loss)..............................   $    .23      $  (4.67)
                                                               ========      ========
  Diluted -- Income before cumulative effect of accounting
             change.........................................   $    .22      $    .01
          -- Cumulative effect of accounting change.........        -0-         (4.53)
                                                               --------      --------
          -- Net income (loss)..............................   $    .22      $  (4.52)
                                                               ========      ========
Common shares used in the computation:
  Basic.....................................................     10,434        10,434
                                                               ========      ========
  Diluted...................................................     10,852        10,770
                                                               ========      ========

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                          ACCUMULATED
                                                                             OTHER
                              COMMON    PAID-IN   RETAINED    TREASURY   COMPREHENSIVE      UNEARNED
                               STOCK    CAPITAL   EARNINGS     STOCK         (LOSS)       COMPENSATION    TOTAL
                              -------   -------   ---------   --------   --------------   ------------   -------
Balance January 1, 2003.....  $11,210   $56,135    $10,087    $(9,092)      $(8,096)          $(86)      $60,158
Comprehensive income:
  Net income................                         2,437                                                 2,437
  Foreign currency
    translation
    adjustment..............                                                    726                          726
                                                                                                         -------
  Comprehensive income......                                                                               3,163
Amortization of restricted
  stock.....................                                                                    21            21
                              -------   -------    -------    -------       -------           ----       -------
Balance March 31, 2003......  $11,210   $56,135    $12,524    $(9,092)      $(7,370)          $(65)      $63,342
                              =======   =======    =======    =======       =======           ====       =======

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................   $ 2,437     $(48,724)
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
     Cumulative effect of change in accounting..............       -0-       48,799
     Depreciation and amortization..........................     4,203        4,183
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (6,356)      (9,490)
     Inventories and other current assets...................    (1,749)       1,042
     Accounts payable and accrued expenses..................     4,566       13,021
     Other..................................................    (3,915)      (3,404)
                                                               -------     --------
       Net Cash (Used) Provided by Operating Activities.....      (814)       5,427
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (3,759)      (4,023)
  Proceeds from sale of assets held for sale................     7,340          -0-
                                                               -------     --------
     Net Cash Provided (Used) by Investing Activities.......     3,581       (4,023)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................       -0-        1,510
  Payments on debt..........................................    (7,667)        (347)
                                                               -------     --------
     Net Cash (Used) Provided by Financing Activities.......    (7,667)       1,163
                                                               -------     --------
(Decrease) Increase in Cash and Cash Equivalents............    (4,900)       2,567
Cash and Cash Equivalents at Beginning of Period............     8,812        3,872
                                                               -------     --------
Cash and Cash Equivalents at End of Period..................   $ 3,912     $  6,439
                                                               =======     ========
Taxes paid..................................................   $   -0-     $     54
Interest paid...............................................     1,860        1,470

See notes to consolidated financial statements.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003

                (AMOUNTS IN THOUSANDS -- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain amounts have been reclassified to conform to current year presentation.

NOTE B -- ACQUISITION AND DISPOSITIONS

     During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing ("Green") and St. Louis Screw and Bolt ("St. Louis Screw") for cash of approximately $7.3 million. No gain or loss was recorded on the sale. Green and St. Louis Screw were non-core businesses in the ILS Segment and Manufactured Products Segment, respectively, and had been identified as businesses the Company was selling as part of its restructuring activities during 2002 and 2001.

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

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31   DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
In process and finished goods...............................  $134,689    $133,664
Raw materials and supplies..................................    18,691      17,981
                                                              --------    --------
                                                              $153,380    $151,645
                                                              ========    ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE D -- ADOPTION OF FAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS"

     Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill is no longer amortized but is subject to an impairment test at least annually. The Company has selected October 1 as its annual testing date.

     The Company, with the assistance of an outside consultant, completed the transitional impairment review of goodwill during the fourth quarter of 2002 and recorded a non-cash charge for goodwill impairment which aggregated $48,799. In accordance with the provisions of FAS 142, the charge has been accounted for as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002.

NOTE E -- SHAREHOLDERS' EQUITY

     At March 31, 2003, capital stock consists of (i) Serial Preferred Stock of which 632,470 shares were authorized and none were issued and (ii) Common Stock of which 40,000,000 shares were authorized and 10,496,191 shares were issued and outstanding.

NOTE F -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                               2003        2002
                                                              ------     --------
NUMERATOR
Income before cumulative effect of accounting change........  $2,437     $     75
Cumulative effect of accounting change......................     -0-      (48,799)
                                                              ------     --------
Net income (loss)...........................................  $2,437     $(48,724)
                                                              ======     ========
DENOMINATOR
Denominator for basic earnings per share-weighted average
  shares....................................................  10,434       10,434
Effect of diluted securities:
  Employee stock options....................................     418          336
                                                              ------     --------
Denominator for diluted earnings per share -- weighted
  average shares and assumed conversions....................  10,852       10,770
                                                              ======     ========
Amounts per common share:
Basic   -- Income before cumulative effect of accounting
           change...........................................  $  .23     $    .01
        -- Cumulative effect of accounting change...........     -0-        (4.68)
                                                              ------     --------
        -- Net income (loss)................................  $  .23     $  (4.67)
                                                              ======     ========
Diluted -- Income before cumulative effect of accounting
           change...........................................  $  .22     $    .01
        -- Cumulative effect of accounting change...........     -0-        (4.53)
                                                              ------     --------
        -- Net income (loss)................................  $  .22     $  (4.52)
                                                              ======     ========

NOTE G -- ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurements of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect the adoption to have a material impact on the consolidated financial statements. The Company adopted the new disclosure requirements for the year ended December 31, 2002.

     On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123" ("FAS 148"). FAS 148 amends the Accounting for Stock-Based Compensation, to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provision of FAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement is effective for fiscal years beginning after December 15, 2002. The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plan, as permitted under FAS 123 and FAS 148. Accordingly, no compensation cost has been recognized for its stock option plan. However, the Company recognizes compensation expense resulting from fixed awards of restricted shares which is measured at the date of grant and expensed over the vesting period. Had compensation cost for stock options granted been determined on the fair value method of FAS 123, the Company's net income (loss) and earnings (loss) per share would have been effected as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                               2003        2002
                                                              ------     --------
Net income (loss), as reported..............................  $2,437     $(48,724)
Total stock-based employee compensation, net of tax.........      67           65
                                                              ------     --------
Pro forma net income (loss).................................  $2,370     $(48,789)
                                                              ======     ========
Earnings per share:
Basic earnings per share, as reported.......................  $  .23     $  (4.67)
Basic earnings per share, pro forma.........................     .23        (4.68)
Diluted earnings per share, as reported.....................     .22        (4.52)
Diluted earnings per share, pro forma.......................     .22        (4.53)

NOTE H -- SEGMENTS

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES effective supply chain management services. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. Intersegment sales are immaterial.

     Results by business segment were as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
Net sales, including intersegment sales:
  ILS.......................................................  $ 92,352     $ 95,757
  Aluminum products.........................................    24,042       26,475
  Manufactured products.....................................    38,457       31,611
                                                              --------     --------
                                                              $154,851     $153,843
                                                              ========     ========
Income before income taxes and cumulative effect of
  accounting change:
  ILS.......................................................  $  5,848     $  5,462
  Aluminum products.........................................     3,578        2,120
  Manufactured products.....................................     1,148          556
                                                              --------     --------
                                                                10,574        8,138
Corporate costs.............................................    (1,243)      (1,316)
Interest expense............................................    (6,757)      (6,680)
                                                              --------     --------
                                                              $  2,574     $    142
                                                              ========     ========

                                                              MARCH 31   DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
Identifiable assets were as follows:
  ILS.......................................................  $276,652    $273,442
  Aluminum products.........................................    83,685      79,785
  Manufactured products.....................................   153,351     149,151
  General corporate.........................................    24,125      35,739
                                                              --------    --------
                                                              $537,813    $538,117
                                                              ========    ========

NOTE I -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                               2003        2002
                                                              ------     --------
Net income (loss)...........................................  $2,437     $(48,724)
Foreign currency translation................................     726         (209)
                                                              ------     --------
Total comprehensive income (loss)...........................  $3,163     $(48,933)
                                                              ======     ========

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

     The components of accumulated comprehensive loss at March 31, 2003 and December 31, 2002 are as follows:

                                                              MARCH 31   DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
Foreign currency translation adjustment.....................   $1,815      $2,541
Minimum pension liability...................................    5,555       5,555
                                                               ------      ------
                                                               $7,370      $8,096
                                                               ======      ======

NOTE J -- RESTRUCTURING ACTIVITIES

     The Company responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities, which included asset write-downs and other exit costs related to the shutdown of facilities, generated restructuring and asset impairment charges of $19.2 million and $28.5 million in 2002 and 2001, respectively (of which $5.6 million (490 employees) in 2002 and $6.9 million (525 employees) in 2001 related to severance and exit costs). For further details on the restructuring plan, see Note N to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing and St. Louis Screw and Bolt for cash of approximately $7.3 million. No gain or loss was recorded on the sale. Both of these businesses had been identified as businesses the Company was selling as part of its restructuring activities.

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges..................................  $ 6,883
Cash payments...............................................   (2,731)
                                                              -------
Balance at December 31, 2001................................    4,152

2002
Severance and exit charges..................................    5,599
Cash payments...............................................   (5,706)
                                                              -------
Balance at December 31, 2002................................    4,045

2003
Cash payments...............................................     (850)
                                                              -------
Balance at March 31, 2003...................................  $ 3,195
                                                              =======

     As of March 31, 2003, all of the 525 employees identified in 2001 and all but 59 of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for the businesses that were included in net assets held for sale were $5,554 and $5,252 for the three months ended March 31, 2003 and 2002, respectively. Operating income for these entities was $242 and $69 for the three months ended March 31, 2003 and 2002, respectively.

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTE K -- ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

Balance at January 1, 2003..................................   $3,068
  Claims paid during the quarter............................     (522)
  Additional warranties issued during the quarter...........      263
                                                               ------
Balance at March 31, 2003...................................   $2,809
                                                               ======

NOTE L -- INCOME TAXES

     The effective income tax rate for the three-month period ended March 31, 2003 was 5%, compared to 47% for the corresponding period in 2002. Only foreign and state income taxes were provided for in 2003, because federal income taxes were eliminated due to the recognition of net operating loss carryforwards. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 and the consolidated statement of shareholders' equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 25, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for a change in accounting for goodwill. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/Ernst & Young LLP

Cleveland, Ohio
May 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month period ended March 31, 2003 is not directly comparable to the financial information for the same three-month period in 2002 primarily due to $622 thousand of restructuring charges recorded in the first quarter of 2002, the divestiture of Castle Rubber in the second quarter of 2002 and the purchase of Ajax Magnethermic in the third quarter of 2002, and the divestiture of Green Bearing and St. Louis Screw and Bolt in 2003.

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

     The Company's sales volumes and profitability declined during 2001, due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck and automotive industries. Despite these sales declines, the Company retained or gained market share in most major markets served. The Company responded to this downturn by reducing costs, increasing prices on targeted products, restructuring many of its businesses and selling non-core manufacturing assets. The Company continued and extended restructuring its businesses through 2001 and 2002, closing 20 supply chain logistics facilities, and closing or selling eight manufacturing plants in those two years. With regard to these actions, the Company recorded restructuring and impairment charges of $28.5 million in 2001 and $19.2 million in 2002. Management's actions were aimed to position the Company for increased profitability when the manufacturing economy stabilizes and returns to growth.

     The Company's actions resulted in increased operating income in 2002 compared to 2001, despite flat sales. Operating income rose to $16.2 million in 2002, after restructuring and impairment charges of $19.2 million, compared to an operating loss of $4.4 million in 2001, after restructuring and impairment charges of $28.5 million and goodwill amortization of $3.7 million.

     The Company's profitability improved again in first quarter 2003, on continuing flat sales. Compared to first quarter 2002, operating income increased 37%, or $2.5 million, to $9.3 million, on a 1% sales increase. First quarter 2002 operating income was negatively impacted by $.6 million in restructuring charges. During first quarter 2003, the Company continued to reduce costs and restructure businesses, including closing another supply chain logistics facility and selling two additional non-core manufacturing businesses.

     The Company sold substantially all the assets of St. Louis Screw and Bolt on January 29, 2003 and Green Bearing on February 21, 2003 for cash totaling approximately $7.3 million.

     The Company sold substantially all the assets of Castle Rubber Company on April 26, 2002, for cash of approximately $2.5 million. The Company purchased substantially all the assets of Ajax Magnethermic Corp. on September 10, 2002, for cash of approximately $5.5 million.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142 the Company reviewed its goodwill and other intangible assets and recorded a non-cash goodwill impairment charge of $48.8 million, which was recorded as the cumulative effect of a change in accounting principle effective January 1, 2002.

RESULTS OF OPERATIONS

Three Months 2003 versus Three Months 2002

     Net sales increased by $1.1 million, or 1%, from $153.8 million in first quarter 2002 to $154.9 million in 2003. ILS net sales declined 4%, or $3.4 million, of which $.7 million related to the sale of Green Bearing and the remainder primarily to continued volume weakness in customer industries. Aluminum Products' net sales declined 9%, or $2.4 million, due to a $4.1 million decrease relating to the ending of certain sales contracts, partially offset by $1.7 million in new contracts and from higher volumes and price increases in ongoing contracts. Manufactured Products net sales increased 22%, or $6.8 million, primarily due to increased sales in the induction business.

     Gross profit increased by $2.7 million, or 12%, to $24.4 million for first quarter 2003 from $21.7 million for first quarter 2002, and the Company's gross margin increased to approximately 15.8% for first quarter 2003, from 14.1% for first quarter 2002. ILS gross margin remained essentially flat, as savings from restructuring and other cost reductions offset the absorption of fixed overhead over a smaller sales base. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment improved, primarily as a result of increased sales and overhead reductions in the induction business.

     Selling, general and administrative expenses ("SG&A") increased by 6%, or $.8 million, to $15.1 million for first quarter 2003 from $14.3 million for the same period in 2002. SG&A increased by $1.6 million due to the net effect of acquisitions and divestitures, partially offset by cost reductions in the ILS and Aluminum segments. Consolidated SG&A expenses as a percentage of net sales were 9.7% for the first three months of 2003 as compared to 9.3% for the first three months of 2002, primarily due to a $.4 million reduction of net pension credits reflecting less favorable returns on pension plan assets.

     Interest expense increased $.1 million from $6.7 million in first quarter 2002 to $6.8 million in first quarter 2003 due to slightly higher average interest rates in 2003. During the first three months of 2003, the Company averaged outstanding borrowings of $327.0 million as compared to $337.4 million for the corresponding period of the prior year. The $10.4 million decrease related primarily to lower average working capital levels during the quarter and cash from the sale of non-core manufacturing assets. The average interest rate of 8.26% for the current quarter was 34 basis points higher than the average rate of 7.92% for first quarter 2002.

     The effective income tax rate for the three-month period ended March 31, 2003 was 5%, compared to 47% for the corresponding period in 2002. Only foreign and certain state income taxes were provided for in 2003 because federal income taxes were eliminated due to the recognition of net operating loss carryforwards. At December 31, 2002, the company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. The Company is party to a credit and security agreement dated December 21, 2000, as amended ("Credit Agreement"), with a group of banks under which it may borrow up to $160.0 million secured by substantially all the assets of the Company. The Credit Agreement expires on June 30, 2004. Amounts borrowed under the Credit Agreement may be borrowed at Park-Ohio's election at either (i) the bank's prime lending rate plus 50-150 basis points or (ii) LIBOR plus 275-350 basis points. The Company's ability to select LIBOR-based interest and the interest rate are dependent on the Company's ratio of senior funded indebtedness to EBITDA, as defined in the Credit Agreement.

     A detailed borrowing base formula provides borrowing capacity to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. At March 31, 2003, the Company had approximately $35.4 million of unused borrowing capacity available under the Credit Agreement.

     Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings is based on the Company's ability to meet various financial covenants, which could be materially impacted if negative economic trends continue. Failure to meet financial covenants could materially impact the availability and interest rate of future borrowings. At March 31, 2003, the Company is in compliance with all financial covenants under the Credit Agreement.

     The ratio of current assets to current liabilities was 2.10 at March 31, 2003 versus 2.15 at December 31, 2002. Working capital decreased by $1.1 million to $144.3 million at March 31, 2003 from $145.4 million at December 31, 2002.

     During first quarter 2003, the Company used $.8 million from operating activities as compared to providing $5.4 million in first quarter 2002 due primarily to the change in working capital accounts. During the first quarter, the Company invested $3.8 million in capital expenditures and received $7.3 million from the sale of Green Bearing and St. Louis Screw and Bolt. These activities, less a net pay-down of borrowings of $7.7 million, resulted in a decrease in cash for the quarter of $4.9 million.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, credit availability, levels and funding of capital expenditures and trends for the remainder of 2003. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility, which consisted of borrowings of $106.5 million at March 31, 2003. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million during the period.

     The Company's foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2003, the Company recorded a favorable foreign currency translation adjustment of $.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar and the euro. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to their evaluation.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 2003.

ITEM 5.  OTHER INFORMATION

     The Company's Individual Account Retirement Plan of Park-Ohio Industries, Inc. and Its Subsidiaries was subject to a "blackout period", as defined in Regulation BTR (Blackout Trading Restriction), in connection with the conversion to a new investment and administrative services provider. The blackout period commenced on February 13, 2003 and ended on March 18, 2003. During that blackout period, the ability of all participants in the plan to purchase, sell or otherwise acquire or transfer an interest in plan assets, to make changes in investment options, to initiate distribution or loans and to change payroll deferral percentages was suspended. All of the Company's common stock was subject to the blackout period. The person designated by the Company to respond to inquiries about the blackout period was Elizabeth A. Boris c/o Park-Ohio Industries, Inc., 23000 Euclid Avenue, Cleveland, Ohio 44117, telephone number 216-692-7200. The Company received notice of the blackout period from the plan administrator on January 24, 2003, as required by Section 101 (i)(2)(E) of the Employee Retirement Income Security Act of 1974. This disclosure is provided pursuant to Item 11 of Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        (15) Letter re: unaudited financial information

        (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

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

                                            Dated          May 13, 2003
                                               ---------------------------------

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

Dated: May 12, 2003

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

Dated: May 12, 2003

                                            By    /s/ RICHARD P. ELLIOTT
                                             -----------------------------------
                                            Name: Richard P. Elliott
                                            Title:  Vice President and Chief
                                                    Financial Officer

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                   PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2003

EXHIBIT
-------
   (15)   Letter re: unaudited financial information

   (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002