Form 10-K
period 2003-12-31
PARK OHIO HOLDINGS CORP
filed 2004-03-29
CIK 76282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-3134

PARK-OHIO HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1867219 ----------------------------------------------------- (I.R.S. Employer Identification No.)

23000 Euclid Avenue Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

Registrant’s telephone number, including area code: (216) 692-7200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1.00 Per Share

(Title of class)

Park-Ohio Holdings Corp. is a successor issuer to Park-Ohio Industries, Inc.

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

     Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $35,200,000, based on the closing price of $4.94 per share of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2003.

     Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of March 22, 2004: 10,565,186.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

Item No.		Page No.

Part I

1.	Business	1

2.	Properties	6

3.	Legal Proceedings	7

4.	Submission of Matters to a Vote of Security Holders	8

4A.	Executive Officers of the Registrant	8

Part II

5.	Market for the Registrant’s Common Stock and Related Security Holder Matters	9

6.	Selected Consolidated Financial Data	10

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

7A.	Quantitative and Qualitative Disclosure about Market Risk	21

8.	Financial Statements and Supplementary Data	22

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

9A.	Controls and Procedures	47

Part III

	Part III information (Items 10-14) will appear in the Registrant’s Proxy Statement in connection with its 2004 Annual Meeting of Shareholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing	47

14.	Principal Accountant Fees and Services	47

Part IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	48

Signatures		49

Part I

Item 1. Business

The Company

      Park-Ohio Holdings Corp. (“Holdings”) was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is a leading provider of supply chain logistics services and a manufacturer of highly engineered products. Reference herein to the “Company” includes, where applicable, Holdings, Park-Ohio and its direct and indirect subsidiaries.

      The Company operates through three segments, Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturers. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the heavy-duty truck, semiconductor equipment, industrial equipment, aerospace and defense, electrical controls, heating, ventilating and air-conditioning (“HVAC”), vehicle parts and accessories, appliances and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment manufacturers. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers (“OEMs”) and end-users in the aerospace, automotive, steel, forging, railroad, truck, oil, food processing and consumer appliance industries. As of December 31, 2003, the Company employed approximately 2,500 persons.

Operations

      The following chart highlights the Company’s three business segments, the primary industries they serve and the key products they sell.

			Net Sales
			for the
			Year Ended
			Dec. 31,
Segment	Primary Industries Served	Selected Products/Services	2003

			(millions)
INTEGRATED LOGISTICS SOLUTIONS	Heavy-duty truck, semiconductor equipment, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, lawn and garden equipment and automotive	Cross-industry supply chain management services; planning, implementing and managing the physical flow of production components to the plant floor point of use for large multi-national manufacturing companies	$377.6
ALUMINUM PRODUCTS	Automotive, agricultural equipment, heavy-duty truck and construction equipment	Engineering, casting and machining of aluminum components	$90.1

			Net Sales
			for the
			Year Ended
			Dec. 31,
Segment	Primary Industries Served	Selected Products/Services	2003

			(millions)
MANUFACTURED PRODUCTS	Aerospace, automotive, steel, forging, foundry, railroad, construction equipment, truck, oil, coatings, food processing, and consumer appliance	Engineering and manufacturing of the following: forged and machined products such as aircraft landing gears, locomotive crankshafts and camshafts; induction heating and melting systems; industrial rubber products; oil pipe threading systems; and industrial ovens	$156.6

Integrated Logistics Solutions

      ILS is a leading provider of cross-industry supply chain management services and specializes in the process of planning, implementing, and managing the physical flow of production components to large multinational manufacturing companies from the point of manufacturing to the point of use. ILS generated net sales of $377.6 million, or 61% of the Company’s net sales, for the year ended December 31, 2003. ILS operates facilities, throughout the United States, Asia, Canada, Puerto Rico, Mexico and Europe. ILS continues to consolidate its network of branches to reduce costs and serve its customers more efficiently.

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

      Products and Services. Supply chain management services, which is ILS’ primary focus for future growth, involves offering customers comprehensive, on-site management for most of their production component needs. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, ILS delivers an increasingly broad range of higher cost production components including valves, fittings, steering components and many others. Supply chain management customers receive various value-added services, such as part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. Recently, ILS also provides as an additional service, spare parts and aftermarket products to the final end user of its customers’ products.

      Supply chain management services are typically provided to customers pursuant to sole-source supply chain services contracts. These agreements enable ILS’ customers to both reduce procurement costs and better focus on their core manufacturing competencies by: (i) significantly reducing the cost of production component procurement by outsourcing many internal purchasing, quality assurance and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies and cost reductions as a result of supplier consolidation; and

(iv) receiving technical expertise in the selection of production components for certain manufacturing processes. The Company believes that such agreements foster longer-lasting supply relationships with customers, who increasingly rely on ILS for their production component needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to sole-source supply chain service contracts have increased significantly in recent years and represented over 69% of ILS’ sales in 2003. ILS’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

      ILS also engineers and manufactures precision cold formed and cold extruded products including locknuts, SPAC® nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. ILS produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, truck and railroad industries.

      Markets and Customers. In 2003, approximately 88% of ILS’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Asia, Canada, Mexico and Europe. Supply chain management services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

      ILS markets and sells its services to over 7,500 customers domestically and internationally. The principal markets served by ILS are heavy-duty truck, semiconductor equipment, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. The five largest customers, within which ILS sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 32% of sales of ILS in 2003, with Navistar International Corp. (“Navistar”) representing 15% of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The loss of the Navistar account or any two of the remaining top five customers could have a material adverse effect on this segment.

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

Aluminum Products

      The Aluminum Products segment generated net sales of $90.1 million, or 14% of the Company’s net sales, for the year ended December 31, 2003. Management believes Aluminum Products is one of the few part suppliers that has the capability to provide a wide range of high volume, high quality permanent mold, sand-cast, die-cast and lost-foam products. Aluminum Products casts and machines these products at three plants in two states. During the past two years, Aluminum Products substantially improved its operating efficiency by consolidating manufacturing facilities.

      Aluminum Products’ cast aluminum parts are manufactured for automotive, agricultural equipment, heavy-duty truck and construction equipment OEMs primarily located in North America. Aluminum Products’ principal products include: transmission pump housings, intake manifolds, planetary pinion carriers, oil filter adapters, clutch retainers, bearing cups, brackets, oil pans and flywheel spacers. Aluminum Products also provides value-added services such as machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by OEMs for aluminum castings has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile’s fuel efficiency without decreasing structural integrity. Management believes this replacement trend will continue as end-users and government standards regarding automotive fuel efficiency become increasingly stringent. The five largest customers, of which Aluminum Products sells to multiple operating divisions through sole source contracts, accounted for approximately 79% of Aluminum Products sales in 2003. The loss of any one of these customers could have a material adverse effect on this segment. The domestic aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (i) engineer and manufacture high quality, cost effective, machined castings utilizing multiple casting technologies in large volumes; (ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers’ stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is structured to benefit as customers continue to consolidate their supplier base.

Manufactured Products

      The Manufactured Products segment includes businesses involved in the manufacturing of induction systems and other capital equipment, rubber products, and forged and machined products. Manufactured Products generated net sales of $156.6 million, or 25% of the Company’s net sales, for the year ended December 31, 2003. The five largest customers, within which Manufactured Products sells primarily through sole-source contracts to multiple operating divisions, accounted for approximately 17% of Manufactured Products sales in 2003. The loss of business from any one of these customers would not have a material adverse effect on this segment.

      The Company’s induction heating and melting business, Ajax Tocco Magnethermic (“Ajax Tocco”), specializes in the engineering, construction, service, and repair of induction systems primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Ajax Tocco’s induction systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately half of Ajax Tocco’s revenue is derived from the sale of replacement parts and provision of field service, primarily for the installed base of its own products. The Company also produces other capital equipment including pipe threading equipment and related parts for the oil drilling industry, and complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. The Company also engineers and installs mechanical forging presses for the automotive and truck manufacturing industries, and sells spare parts and provides field service for the large existing base of mechanical forging presses and hammers in North America. These capital equipment units compete with small to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

      The Company manufactures injection molded rubber and silicone products for use in automotive and industrial applications. The rubber products facilities manufacture products for customers in the automotive, food processing and consumer appliance industries. Their products include wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets. During 2002, the Company reduced rubber products’ costs and discontinued underperforming products by selling one business unit and closing one other manufacturing plant. The rubber products operating units compete primarily on the basis of price and product quality with other domestic small- to medium-sized manufacturers of injection molded rubber and silicone products.

      The Company manufactures forged and machined products produced from closed-die metal forgings of up to 6,000 pounds. These products include crankshafts, aircraft structural components such as landing gears and rail products such as railcar center plates. Aerospace forgings are sold primarily to machining companies, and sub-assemblers who finish the products for sale to OEMs. The Company also machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives. In fourth quarter 2003, the Company decided to shut down its locomotive crankshaft forging plant, and entered into a long-term supply contract to purchase these forgings at a more favorable price from a third-party supplier. The 2003 restructuring is expected to increase both profitability and cash flow by approximately $15.0 million over the next five years. Forged rail products are sold primarily to railcar builders and maintenance providers. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers, primarily in the transportation industries. The Company’s forged and machined products business competes domestically and internationally with other small- to medium-sized businesses on the basis of product quality and precision.

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

Raw Materials and Suppliers

      ILS purchases substantially all of its production components from third-party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources. ILS has multiple sources of supply for its products. Approximately 25% of ILS’ delivered components are purchased from suppliers in foreign countries, primarily Taiwan, South Korea and China. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

Customer Dependence

      The Company has thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding the Company with supplier quality awards. Navistar is the only customer accounting for more than 10% of consolidated sales within the past three years (only in the year 2003).

Backlog

      Management believes that backlog is not a meaningful measure for ILS, as a majority of ILS’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ and Manufactured Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

Environmental Regulations

      The Company is subject to numerous federal, state and local laws and regulations designed to protect public health and the environment (“Environmental Laws”), particularly with regard to discharges and emissions, as well as handling, storage, treatment and disposal, of various substances and wastes. Pursuant to certain Environmental Laws, owners or operators of facilities may be liable for the costs of response or other corrective actions for contamination identified at or emanating from current or former locations, without regard to whether the owner or operator knew of, or was responsible for, the presence of any such contamination, and for related damages to natural resources. Additionally, persons who arrange for the disposal or treatment of hazardous substances or materials may be liable for costs of response at sites where they are located, whether or not the site is owned or operated by such person.

      In general, the Company has not experienced difficulty in complying with Environmental Laws in the past, and compliance with Environmental Laws has not had a material adverse effect on the Company’s financial condition, liquidity and results of operations. The Company’s capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to the Company in the foreseeable future.

      The Company has been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws, which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. The availability of third-party payments or insurance for environmental remediation activities is subject to risks associated with the willingness and ability of the third party to make payments. However, the Company’s share of such costs has not been material and, based on available information, the Company does not expect its exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

Information as to Industry Segment Reporting and Geographic Areas

      The information contained under the heading of “Note M—Industry Segments” of notes to consolidated financial statements included herein, relating to (i) net sales, income (loss) before income taxes and change in accounting principles, identifiable assets and other information by industry segment and (ii) net sales and assets by geographic region for the years ended December 31, 2003, 2002, and 2001 is incorporated herein by reference.

Recent Developments

      The information contained under the heading of “Note D—Acquisitions and Dispositions” and “Note P—Restructuring and Unusual Charges” of notes to consolidated financial statements included herein, is incorporated by reference.

Available Information

      The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge.

Item 2. Properties

       The Company’s operations include numerous manufacturing and supply chain logistics services facilities located in twenty-three states in the United States, and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 91% of the available square footage is located in the United States. Approximately 49% of the available square footage is owned. In 2003, approximately 32% of the available domestic square footage was used by the ILS segment, 51% was used by the Manufactured Products segment and 17% by the Aluminum Products segment. Approximately 33% of the available foreign square footage was used by the ILS segment and 67% was used by the Manufactured Products segment. In the opinion of management, Park-Ohio’s facilities are generally well maintained and are suitable and adequate for their intended uses.

      The following table provides information relative to the principal facilities of Park-Ohio and its subsidiaries.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage	Use

ILS SEGMENT	Cleveland, OH	Leased	41,000 *	ILS Corporate Office
	Dayton, OH	Leased	84,700	Logistics
	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	St. Paul, MN	Leased	74,425	Logistics
	Atlanta, GA	Leased	56,000	Logistics
	Dallas, TX	Leased	49,985	Logistics
	Nashville, TN	Leased	44,900	Logistics
	Charlotte, NC	Leased	36,800	Logistics
	Kent, OH	Leased	225,000	Manufacturing
	Mississauga, Ontario, Canada	Leased	56,000	Manufacturing
	Solon, OH	Leased	42,600	Logistics
	Cleveland, OH	Leased	40,000	Manufacturing
	Delaware, OH	Owned	45,000	Manufacturing
	The ILS Segment has thirty-one other facilities, none of which is deemed to be a principal facility of the Company.

ALUMINUM	Conneaut, OH	Leased	82,300	Manufacturing
PRODUCTS	Conneaut, OH	Leased	64,000	Manufacturing
SEGMENT	Conneaut, OH	Leased	45,700	Manufacturing
	Conneaut, OH	Owned	91,800	Manufacturing
	Huntington, IN	Leased	132,000	Manufacturing
	Fremont, IN	Owned	108,000	Manufacturing

MANUFACTURED	Cuyahoga Hts, OH	Owned	427,000	Manufacturing
PRODUCTS	Le Roeulx, Belgium	Owned	120,000	Manufacturing
SEGMENT	Euclid, OH	Owned	154,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Boaz, AL	Owned	100,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Oxted, England	Owned	135,000	Manufacturing
	Cicero, IL	Owned	450,000	Manufacturing
	Cleveland, OH	Leased	150,000	Manufacturing
	Shanghai, China	Leased	40,000	Manufacturing
	The Manufactured Products Segment has sixteen other owned and leased facilities, none of which is deemed to be a principal facility of the Company.

*	Includes 10,000 square feet used by Park-Ohio Corporate Office.

Item 3. Legal Proceedings

       The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company’s financial condition, liquidity or results of operations. The Company has been named as one of many defendants in asbestos-related personal injury lawsuits. The Company’s cost of defending such lawsuits has not been material to date and based upon available information, management of the Company does not expect the Company’s future costs for asbestos-related lawsuits to have a material adverse effect on its results of operations, liquidity or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Item 4A. Executive Officers of the Registrant

       Information with respect to the executive officers of the Company is as follows:

Name	Age	Position

Executive Officers

Edward F. Crawford	64	Chairman of the Board, Chief Executive Officer, and Director

Matthew V. Crawford	34	President and Chief Operating Officer and Director

Richard P. Elliott	47	Vice President and Chief Financial Officer

Robert D. Vilsack	43	Secretary and General Counsel

Patrick W. Fogarty	43	Director of Corporate Development

      Edward F. Crawford has been Chairman of the Board and Chief Executive Officer of the Company since 1992. Mr. E. Crawford has also served as the Chairman of The Crawford Group, a group of manufacturing companies, since 1964 and is also a Director of Continental Global Group, Inc.

      Matthew V. Crawford has been President and Chief Operating Officer since 2003 and joined the Company in 1995 as Assistant Secretary and Corporate Counsel. He was also Senior Vice President of the Company from 2001 – 2003. Mr. M. Crawford became a director of the Company in August 1997 and has served as President of The Crawford Group since 1991. Mr. E. Crawford is the father of Mr. M. Crawford.

      Richard P. Elliott has been Vice President and Chief Financial Officer since joining the Company in May, 2000. Mr. Elliott held various positions, including partner, at Ernst & Young LLP from January, 1986 to April, 2000. At Ernst & Young, Mr. Elliott did not perform services for the Company.

      Robert D. Vilsack has been Secretary and General Counsel since joining the Company in 2002. From 1999 until his employment with the Company, Mr. Vilsack was engaged in the private practice of law. From 1997 to 1999, Mr. Vilsack was Vice President, General Counsel and Secretary of Medusa Corporation, a manufacturer of portland cement, and prior to that was Vice President, General Counsel and Secretary of Figgie International, Inc., a manufacturing conglomerate.

      Patrick W. Fogarty has been Director of Corporate Development since 1997 and joined the Company in 1995 as Director of Finance.

Part II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

       The Company’s common stock, par value $1 per share, trades on The Nasdaq National Market under the symbol PKOH. The table presents its high and low sales prices during the periods presented. No dividends were paid during the five years ended December 31, 2003. There is no present intention to pay dividends.

Quarterly Common Stock Price Ranges

	2003		2002

Quarter	High	Low	High	Low

1st	$4.42	$2.55	$4.48	$2.40

2nd	5.12	3.10	5.95	4.22

3rd	9.99	4.76	5.20	3.20

4th	12.26	6.92	4.53	3.08

      The number of shareholders of record for the Company’s common stock as of March 22, 2004 was 1,044. The two largest shareholders of the Company as of March 22, 2004 were Edward F. Crawford with 25.4% beneficial ownership and GAMCO Investors, Inc. (Gabelli Funds) with 16.9% beneficial ownership of common stock of the Company.

      The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2003.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise price of	exercise price of	equity compensation plans
Plan	outstanding options	outstanding	(excluding securities
Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,215,500	$2.19	266,367

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,215,500	$2.19	266,367

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 6.	Selected Consolidated Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Selected Statement of Operations Data(a):

Net sales	$624,295	$634,455	$636,417	$754,674	$717,222

Cost of products sold(b)	527,586	546,857	552,293	627,162	591,439

Gross profit	96,709	87,598	84,124	127,512	125,783

Selling, general and administrative expenses	62,667	57,830	66,623	74,974	68,777

Amortization of goodwill	-0-	-0-	3,733	3,907	3,836

Restructuring and impairment charges(b)	18,808	13,601	18,163	-0-	-0-

Operating income (loss)(b)	15,234	16,167	(4,395)	48,631	53,170

Non-operating items, net(c)	-0-	-0-	1,850	10,118	-0-

Interest expense	26,151	27,623	31,108	30,812	24,752

Income (loss) before income taxes and cumulative effect of accounting change	(10,917)	(11,456)	(37,353)	7,701	28,418

Income taxes (benefit)	904	897	(11,400)	7,183	12,164

Income (loss) before cumulative effect of accounting change	(11,821)	(12,353)	(25,953)	518	16,254

Cumulative effect of accounting change	-0-	(48,799)	-0-	-0-	-0-

Net income (loss)	$(11,821)	$(61,152)	$(25,953)	$518	$16,254

Amounts per common share (basic and diluted):

Income (loss) before cumulative effect of accounting change	$(1.13)	$(1.18)	$(2.49)	$.05	$1.51

Cumulative effect of accounting change	$-0-	$(4.68)	$-0-	$-0-	$-0-

Net income (loss)	$(1.13)	$(5.86)	$(2.49)	$.05	$1.51

	Year Ended December 31,

	2003	2002	2001	2000	1999

Other Financial Data:

Net cash flows provided (used) by operating activities	$13,305	$28,578	$23,766	$24,025	$(728)

Net cash flows (used) by investing activities	(3,529)	(17,993)	(7,872)	(25,781)	(88,521)

Net cash flows (used) provided by financing activities	(14,870)	(5,645)	(14,634)	(1,499)	90,796

EBITDA, as defined(d)	50,561	52,244	44,486	68,884	71,868

Capital expenditures, net	10,869	14,731	13,923	24,968	22,650

Selected Balance Sheet Data:

Cash and cash equivalents	$3,718	$8,812	$3,872	$2,612	$5,867

Working capital	148,919	148,151	183,025	227,297	211,551

Total assets	507,452	540,858	593,117	649,261	632,622

Total debt	310,225	325,122	330,768	345,402	340,620

Shareholders’ equity	56,025	62,899	127,708	154,867	157,426

(a)	The selected consolidated financial data is not directly comparable on a year-to-year basis due to acquisitions made throughout the five years ended December 31, 2003, which include the following:

2002 —	Ajax Magnethermic

2000 —	IBM’s plant automation software product lines and related assets

1999 —	The Metalloy Corporation, Columbia Nut and Bolt Corp., Industrial Fasteners Corporation, M.P. Colinet, St Louis Screw and Bolt and PMC Industries

All of the acquisitions were accounted for as purchases. During 2003, the Company sold substantially all of the assets of Green Bearing and St. Louis Screw and Bolt. During 2002, the Company sold substantially all the assets of Castle Rubber. During 2001, the Company sold substantially all of the assets of Cleveland City Forge. During 2000, the Company sold substantially all of the assets of Kay Home Products.

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

In 2003, the Company recorded non-cash charges aggregating $19.4 million for restructuring and asset impairment charges primarily related to restructuring at the Company’s Forge Group. The charges are composed of $.6 million for the impairment of inventory which is included in cost of products sold and $18.8 million for other restructuring and asset impairment charges.

(c)	In 2000, non-operating items, net was comprised of (i) a loss of $15.3 million on the sale of substantially all of the assets of Kay Home Products and (ii) a gain of $5.2 million resulting from interim payments from the Company’s insurance carrier related primarily to replacement of property, plant and equipment destroyed in a fire at its Cicero Flexible Products facility. In 2001, non-operating items, net was comprised of $1.9 million of fire-related non-recurring business interruption costs, which were not covered by insurance.

(d)	EBITDA, as defined, reflects earnings before cumulative effect of accounting change, interest and income taxes, and excludes depreciation, amortization, certain non-cash charges and corporate-level expenses as defined in the Company’s Revolving Credit Agreement. EBITDA is not a measure of performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company presents EBITDA because management believes that EBITDA could be useful to investors as an indication of the Company’s satisfaction of its Debt Service Coverage Ratio covenant in its revolving credit agreement and because EBITDA is a measure used under the Company’s revolving credit agreement to determine whether the Company may incur additional debt under such facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of other measures of liquidity and operations that are covered by the audited financial statements. EBITDA as defined herein may not be comparable to other similarly titled measures of other companies.

The following table reconciles net income (loss) to EBITDA, as defined:

	2003	2002	2001	2000	1999

Net income (loss)	$(11,821)	$(61,152)	$(25,953)	$518	$16,254

Add back:

Cumulative effect of accounting change	-0-	48,799	-0-	-0-	-0-

Income taxes (benefit)	904	897	(11,400)	7,183	12,164

Interest expense	26,151	27,623	31,108	30,812	24,752

Depreciation and amortization	15,562	16,307	19,911	20,048	18,698

Restructuring and impairment charges	19,446	19,190	28,463	-0-	-0-

Non-operating items	-0-	-0-	1,850	10,118	-0-

Miscellaneous	319	580	507	205	-0-

EBITDA, as defined	$50,561	$52,244	$44,486	$68,884	$71,868

(e)	No dividends were paid during the five years ended December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to restructuring and unusual charges in all three years, a goodwill impairment charge in 2002 to reflect the cumulative effect of an accounting change, the elimination of goodwill amortization starting in 2002, divestitures and acquisitions.

Executive Overview

      The Company operates through three segments, ILS, Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturers. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the heavy-duty truck, semiconductor equipment, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive manufactures, and also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the aerospace, automotive, steel, forging, railroad, truck, oil, food processing and consumer appliance industries. Sales, earnings and other relevant financial data for these three segments are provided in Note M to the consolidated financial statements.

      The Company is positioned for increased sales and profitability in 2004 and beyond, as the manufacturing economy stabilizes and returns to growth, particularly in two of the Company’s significant customer segments, heavy-duty truck and semiconductor equipment. The Company grew strongly from 1993 through the first half of 2000 (see table below), through both internal growth and acquisition. Starting in the second half of 2000, both sales and profitability declined due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck and automotive indus-

tries. Despite these sales declines, the Company retained or gained market share in most major markets served. The Company’s sales stabilized in 2002 and declined only slightly in 2003, and pretax income began to recover.

	1993	1999	2000	2001	2002	2003

Net sales	$94.5	$717.2	$754.7	$636.4	$634.5	$624.3

Restructuring and impairment charges				28.5	19.2	19.4

Non-recurring gains / losses (pretax)			10.1	1.8

Income (loss) before income taxes and cumulative effect of accounting change	$3.9	$28.4	$7.7	$(37.4)	$(11.5)	$(10.9)

      The Company responded to the economic downturn by reducing costs, increasing prices on targeted products, restructuring many of its businesses and selling non-core manufacturing assets. During 2001 through 2003, the Company consolidated 28 supply chain logistics facilities, and closed or sold 11 manufacturing plants. With regard to these actions, the Company recorded restructuring and impairment charges in 2001, 2002 and 2003 (see table above and Note P to the consolidated financial statements). Management’s actions aimed to increase operational earnings during the economic downturn and position the Company for increased profitability when the manufacturing economy stabilizes and returns to growth. These actions resulted in increased income (as adjusted) in 2002 and 2003 despite flat to declining sales.

      The Company’s 2003 non-cash restructuring and impairment charges totaled $19.4 million, of which 90% related to restructuring of the Forge Group, primarily impairment of property and equipment idled when the Company began purchasing crankshaft forgings instead of manufacturing them internally. Charges outside the Forge Group, totaling $1.9 million, consisted primarily of pension withdrawal charges for manufacturing units executing previously announced restructuring. The 2003 restructuring is expected to increase both profitability and cash flow by approximately $15.0 million over the next five years.

      In July 2003, the Company entered into a four-year bank revolving credit agreement under which it may borrow up to $165.0 million subject to an asset based formula. The credit agreement is secured by substantially all the assets of the Company. The Company has paid down its revolving bank borrowings by $53.0 million, or 34%, from $154.0 million at June 30, 2001 to $101.0 million at December 31, 2003, when it had approximately $47.0 million of excess borrowing availability. The Company’s $199.9 million of outstanding Senior Subordinated Notes mature in November, 2007. Funds provided by operations plus available borrowings under the bank credit facility are expected to be adequate to meet the Company’s cash requirements until 2007, by which time management expects to have entered into replacement financing agreements.

      The Company sold substantially all the assets of St. Louis Screw and Green Bearing in first quarter 2003, for cash totaling approximately $7.3 million, and Castle Rubber Company in second quarter 2002, for cash of approximately $2.5 million. The Company purchased substantially all the assets of Ajax Magnethermic Corp. in third quarter 2002, for cash of approximately $5.5 million. The Company sold substantially all the assets of Cleveland City Forge in fourth quarter 2001, for cash of approximately $6.1 million. During 2001, the Company expensed $1.9 million of non-recurring business interruption costs, caused by the June 2000 fire that destroyed the Cicero Flexible Products plant, which were not covered by insurance.

Accounting Changes and Goodwill

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, the Company reviewed its goodwill and other intangible assets and recorded a non-cash goodwill impairment charge of $48.8 million, which was recorded as the cumulative effect of a change in accounting principle effective January 1, 2002. Circumstances which led to this goodwill impairment included reduced sales, profitability and growth rates of the units with goodwill (see Note C to the consolidated financial statements), and reduced transaction prices for comparable businesses, which were themselves results of the downturn in the manufacturing economy. The effects of these circumstances on the Company’s operations, financial condition and liquidity are reflected in 2002 and 2003 results. The goodwill impairment itself did not have any effect on operations. Under FAS 142, goodwill was not amortized in 2003 or 2002, compared to $3.7 million in 2001.

      In accordance with FAS 142, goodwill is now reviewed annually for potential impairment. This review was performed as of October 1, 2003 and 2002, using forecasted discounted cash flows, and it was determined that no further impairment is required. At December 31, 2003, the balance sheet reflected $82.3 million of goodwill in the ILS and Aluminum Products segments. In 2003, discount rates used ranged from 11% to 13%, and long-term revenue growth rates used ranged from 3.5% to 4.0%. In the ILS segment, over the next five years, higher sales growth rates were forecasted and operating profit margins were forecasted to improve to historical levels, as the manufacturing economy rebounds and reduced fixed overheads are absorbed over higher sales volumes.

      The Company changed its method of accounting for the 15% of its inventories utilizing the LIFO method to the FIFO method. As required by accounting principles generally accepted in the United States, the Company has restated its balance sheet as of December 31, 2002 to increase inventories by the recorded LIFO reserve ($4.4 million), increase deferred tax liabilities ($1.7 million), and increase shareholders’ equity ($2.7 million). Previously reported results of operations have not been restated because the impact of utilizing the LIFO method had an insignificant impact on the Company’s reported amounts for consolidated net income (loss). See also Note B to the consolidated financial statements.

Results of Operations

     2003 versus 2002

Net Sales by Segment:

				Percent
	2003	2002	Change	Change

ILS	$377.6	$398.1	$(20.5)	-5%

Aluminum products	90.1	106.1	(16.0)	-15%

Manufactured products	156.6	130.2	26.4	20%

Consolidated Net Sales	$624.3	$634.4	$(10.1)	-2%

      Net sales declined by 2% in 2003. $10.4 million of the ILS sales decline related to the sale of Green Bearing and the termination of the pharmaceutical contract, while the remainder reflected general economic weakness. Aluminum Products net sales were lower primarily due to the ending of $10.0 million of sales contracts, the majority of which relate to the closure of the Tupelo and Hudson plants. Manufactured Products net sales increased $26.4 million primarily in the induction business. The acquisition of Ajax Magnethermic increased 2003 net sales by $29.6 million and the divestiture of Castle Rubber and St. Louis Screw decreased 2003 net sales by $6.8 million.

Cost of Products Sold & Gross Profit:

					2003	2002
				Percent	Gross	Gross
	2003	2002	Change	Change	Margin	Margin

Consolidated cost of products sold	$527.6	$546.9	$(19.3)	-4%

Inventory writedowns from restructuring included in Cost of Products Sold	0.6	5.6	(5.0)

Net gross profit impact of acquisition & divestitures	(4.4)		(4.4)

Consolidated gross profit	$96.7	$87.6	$9.1	10%	15.5%	13.8%

Note: 25% of increase in Induction gross profit attributed to non-acquisition actions.

      Cost of products sold declined 4% in 2003, and gross profit increased 10%, while gross margin increased to 15.5% in 2003, from 13.8% in 2002. ILS gross margin decreased primarily due to reduced absorption of fixed overhead over a smaller sales base and the positive effect on 2002 of the early termination of a high margin pharmaceutical sales contract, partially offset by lower inventory costs, facility costs and other cost reductions. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business.

Selling, General & Administrative (“SG&A”) Expenses:

					2003	2002
				Percent	SG&A	SG&A
	2003	2002	Change	Change	Percent	Percent

Consolidated SG&A expenses	$62.7	$57.8	$4.9	8%	10.0%	9.1%

Net SG&A expense impact of acquisition & divestitures	(3.9)		(3.9)

      Consolidated SG&A expenses increased by 8% in 2003, while SG&A expenses as a percentage of net sales increased to 10.0% for 2003 compared to 9.1% for 2002. This increase was due primarily to the net impact of acquisitions and divestitures, and the $2.6 million reduction of net pension credits reflecting less favorable returns on pension plan assets, partially offset by reductions in other SG&A costs in all three segments.

     Interest Expense:

	2003	2002	Change	Percent

Interest expense	$26.2	$27.6	$ (1.4)	-5%

Average outstanding borrowings	$320.8	$333.6	$(12.8)	-4%

Average borrowing rate	8.15%	8.28%	(13) basis points

      Interest expense decreased by 5% due to lower average debt outstanding and lower average interest rates during 2003. The decrease in average borrowings resulted primarily from the sale of two manufacturing units and lower working capital requirements. The lower average borrowing rate in 2003 was due primarily to decreased rates on the Company’s new revolving credit facility, beginning in August, 2003.

      In accordance with the provision of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes,” the Company recorded no tax benefit for the 2003 or 2002 net losses, because in both years it had incurred three years of cumulative losses. Income taxes of $.9 million were provided in 2003 and 2002, primarily for state and foreign taxes on profitable operations. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

     2002 versus 2001

     Net Sales by Segment:

				Percent
	2002	2001	Change	Change

ILS	$398.1	$416.9	$(18.8)	-5%

Aluminum products	106.1	84.9	21.2	25%

Manufactured products	130.2	134.6	(4.4)	-3%

Consolidated Net Sales	$634.4	$636.4	$(2.0)	0%

      Net sales declined less than 1% in 2002. The ILS net sales decline of 5% was due primarily to the sales volume reductions in heavy truck and other customer industries. The Aluminum Products net sales increase of 25% was due primarily to the initiation or ramp-up of new production contracts. The Manufactured Products net sales decline of 3% or $4.4 million was due primarily to divestitures. The divestitures of Castle Rubber and Cleveland City Forge decreased 2002 net sales by $13.0 million and the acquisition of Ajax Magnethermic increased 2002 net sales by $6.1 million.

Cost of Products Sold & Gross Profit:

					2002	2001
				Percent	Gross	Gross
	2002	2001	Change	Change	Margin	Margin

Consolidated cost of products sold	$546.9	$552.3	$(5.4)	-1%

Inventory writedowns from restructuring included in Cost of Products Sold	5.6	10.3	(4.7)

Net gross profit impact of acquisition & divestitures	1.7		1.7

Consolidated gross profit	$87.6	$84.1	$3.5	4%	13.8%	13.2%

      Cost of products sold declined 1% in 2002. Inventory write-downs included in cost of products sold primarily related to discontinued product lines. Gross profit increased 4% in 2002, while gross margin increased to 13.8% in 2002, from 13.2% in 2001. This increase reflected increased margins in Aluminum Products, partially offset by decreased margins in the ILS and Manufactured Products segments. Declines in ILS and Manufactured Products gross margins related primarily to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales or production base. The increase in Aluminum Products gross margin related to new, higher-margin contracts, discontinuation of low margin contracts, cost reductions, plant closures and the absorption of fixed manufacturing overheads over a larger production base.

Selling, General & Administrative (“SG&A”) Expenses:

					2002	2001
				Percent	SG&A	SG&A
	2002	2001	Change	Change	Percent	Percent

Consolidated SG&A expenses	$57.8	$66.6	$(8.8)	-13%	9.1%	10.5%

      Consolidated SG&A expenses decreased by 13% in 2002, while SG&A expenses as a percentage of net sales decreased to 9.1% during 2002 as compared to 10.5% for 2001. This decrease was primarily due to cost reductions in all three segments resulting from business restructuring initiatives implemented by the Company. During 2003, SG&A expenses were negatively affected by a decrease in net pension credits of $.8 million, reflecting less favorable investment returns on pension plan assets.

Interest Expense:

	2002	2001	Change	Percent

Interest expense	$27.6	$31.1	$ (3.5)	-11%

Average outstanding borrowings	$333.6	$353.4	$(19.8)	-6%

Average borrowing rate	8.28%	8.80%	(52) basis points

      Interest expense decreased by 11% in 2002 due to lower average debt outstanding and lower average interest rates. The decrease in borrowings related primarily to working capital reductions in the course of 2001, which were retained in 2002. The lower average borrowing rate in 2002 was due primarily to decreased rates on the Company’s revolving credit facility.

      In accordance with the provision of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes,” the Company recorded no tax benefit for the 2003 net loss, because it had incurred three years of cumulative losses. Income taxes of $.9 million were provided in 2003, primarily for state and foreign taxes on profitable operations. The effective tax rate for 2001 was 30.5%, which was less than the statutory rate due to the amortization of non-deductible goodwill and other non-deductible items. At December 31, 2003, subsidiaries of the Company had $25.6 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

Liquidity and Sources of Capital

      The Company’s liquidity needs are primarily for working capital and capital expenditures. The Company’s primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of Senior Subordinated Notes. On July 30, 2003, the Company entered into a new, four-year revolving credit agreement with a group of banks under which it may borrow up to $165.0 million subject to an asset based formula. The credit agreement is secured by substantially all the assets of the Company. On November 5, 2003, this credit agreement was amended to provide a facility for the Company’s subsidiaries in Canada and the United Kingdom. Borrowings from this credit agreement, as amended (“Credit Agreement”), which expires on July 30, 2007 will be used for general corporate purposes.

      Amounts borrowed under the Credit Agreement may be borrowed at the Company’s election at either (i) LIBOR plus 175 – 250 basis points or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s Debt Service Coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of December 31, 2003, the Company had $101.0 million outstanding under the Credit Agreement, and approximately $47.0 million of unused borrowing availability.

      Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings under the Credit Agreement is based on the Company’s ability to meet a Debt Service Ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the financial covenant could materially impact the availability and interest rate of future borrowings. At December 31, 2003, the Company is in compliance with the Credit Agreement’s Debt Service Ratio covenant.

      The ratio of current assets to current liabilities was 2.29 at December 31, 2003 versus 2.17 at December 31, 2002. Working capital increased by $.7 million to $148.9 million at December 31, 2003 from $148.2 million at December 31, 2002.

      During 2003, the Company provided $13.3 million from operating activities as compared to providing $28.6 million in 2002. The decrease of $15.3 million was primarily the result of a reduction in the net loss of $49.3 million adjusted for non-cash items equaling $34.2 million in 2003 as compared to $77.5 mil-

lion of similar non-cash items in 2002. The non-cash items include cumulative effect of a change in accounting principle, depreciation and amortization expense, restructuring and impairment charges and deferred income taxes. Net cash provided by operating activities was also impacted by the reduction in accounts payable and accrued expenses. During 2003, the Company also invested $10.9 million in capital expenditures, used $14.9 million to pay down debt, and generated $7.3 million from the divestiture of two manufacturing units. These activities resulted in a decrease in cash of $5.1 million for the year.

      During 2002, the Company provided $28.6 million from operating activities as compared to providing $23.8 million in 2001. The increase of $4.8 million was primarily the result of an increase in the net loss of $35.2 million adjusted for non-cash items of $77.5 million in 2002 as compared to $29.8 million in 2001 which is the result of the cumulative effect of a change in accounting principle of $48.8 in 2002. Net cash provided by operating activities was also impacted by the reduction in the increase in accounts receivable and inventory in 2002 compared to 2001. During 2002, the Company also invested $14.7 million in capital expenditures, used $5.6 million to pay down debt, and consumed $3.3 million from the net of an acquisition and a divestiture. These activities resulted in an increase in cash of $5.0 million for the year.

      During 2001, the Company provided $23.8 million from operating activities as compared to providing $24.0 million in 2000. During 2001, the Company also invested $13.9 million in capital expenditures, used $14.7 million to pay down debt, and provided $6.1 million from a divestiture. These activities resulted in an increase in cash of $1.3 million for the year.

      The Company does not have off-balance-sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. The Company currently uses no derivative instruments.

      The following table summarizes our principal contractual obligations and other commercial commitments over various future periods:

		Payments due or Commitment Expiration Per Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
(In Thousands)
Long-term debt obligations	$310,225	$1,061	$3,088	$302,773	$4,364

Capital lease obligations	-0-	-0-	-0-	-0-	-0-

Operating lease obligations	20,495	7,178	10,132	3,185	-0-

Purchase obligations	85,000	85,000	-0-	-0-	-0-

Standby letters of credit	9,987	8,816	1,150	21	-0-

Total	$425,707	$102,055	$14,370	$305,979	$4,364

Critical Accounting Policies

      Preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions which affect amounts reported in the Company’s consolidated financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      Revenue Recognition: The Company recognizes more than 95% of its revenue when title is transferred to unaffiliated customers, typically upon shipment. The Company’s remaining revenue, from long-term contracts, is recognized using the percentage of completion method of accounting. Selling prices are fixed based on purchase orders or contractual arrangements. The Company’s revenue recog-

nition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.”

      Allowance for Uncollectible Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Writeoffs of accounts receivable have historically been low.

      Allowance for Obsolete and Slow Moving Inventory: Inventories are stated at the lower of cost or market value and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity over the past twelve months, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though the Company considers these allowances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve allowances required.

      Impairment of Long-Lived Assets: Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2003, 2002 and 2001, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note P to the consolidated financial statements.

      Restructuring: The Company recognizes costs in accordance with Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“EITF 94-3”) and the SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” for charges prior to 2003. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

      In 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which nullified EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at the fair value only when the liability is incurred. FAS 146 has no effect on charges recorded for exit activities begun prior to 2002.

      Goodwill: Through December 31, 2001, the Company amortized goodwill primarily over forty years using the straight-line method. The Company adopted Financial Accounting Standard (“FAS”) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. Under FAS 142, the Company no longer amortizes goodwill, but is required to review goodwill for impairment annually, or more frequently if impairment indicators arise.

      The Company, with assistance of an outside consultant, completed the transitional impairment review of goodwill during the fourth quarter of 2002 and recorded a non-cash charge of $48.8 million. The charge has been reported as a cumulative effect of a change in accounting principle. The Company has also completed the annual impairment test as of October 1, 2003 and 2002, and has determined that no additional goodwill impairment existed as of those dates.

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

      At December 31, 2003, the Company has net operating loss carryforwards for income tax purposes of approximately $35.7 million, which will expire in 2021 or 2023 In accordance with the provisions of FAS 109 “Accounting for Income Taxes”, the tax benefits related to these carryforwards have been fully reserved as of December 31, 2003 since the Company is in a three year cumulative loss position.

      Pension and Other Postretirement Benefit Plans: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans and postretirement benefit plans, covering substantially all employees. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trends. Pension plan asset performance in the future will directly impact net income of the Company. The Company has evaluated its pension and other postretirement benefit assumptions, considering current trends in interest rates and market conditions and believes its assumptions are appropriate.

      Stock-Based Compensation: The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense resulting from fixed awards of restricted shares is measured at the date of grant and expensed over the vesting period.

      An alternative method of accounting for stock-based compensation would be the fair value method defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 permits use of the intrinsic value method and does not require companies to account for employee stock options using the fair value method. Had compensation cost for stock options granted been determined based on the fair value method of FAS 123, the Company’s net loss and diluted loss per share would have been increased by $.3 million ($.03 per share) in 2003, $.4 million ($.04 per share) in 2002, and $.3 million ($.03 per share) in 2001.

Environmental

      The Company has been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. However, the Company’s share of such costs has not been material and based on available information, management of the Company does not expect the Company’s exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

      The Company has been named as one of many defendants in asbestos-related personal injury lawsuits. The Company’s cost of defending such lawsuits has not been material to date and based upon available information, management of the Company does not expect the Company’s future costs for asbestos-related lawsuits to have a material adverse effect on its results of operations, liquidity or financial condition. The Company cautions, however, that inherent in management’s estimates of the Company’s exposure are expected trends in claims severity, frequency and other factors which may materially vary as claims are filed and settled or otherwise resolved.

Seasonality; Variability of Operating Results

      The Company’s results of operations are typically stronger in the first six months rather than the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and to holidays in the fourth quarter.

      The timing of orders placed by the Company’s customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company’s business units. Such variability is particularly evident at the capital equipment businesses, included in the Manufactured Products segment, which typically ship a few large systems per year.

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company’s anticipated amounts of restructuring charges and its expected impact on profitability and cash flow, credit availability, levels and funding of capital expenditures and trends for 2004. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in the our relationships with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

       The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility, which consisted of borrowings of $101 million at December 31, 2003. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million for the year ended December 31, 2003.

      The Company’s foreign subsidiaries generally conduct business in local currencies. During 2003, the Company recorded a favorable foreign currency translation adjustment of $3.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar, British pound and Euro. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders

Park-Ohio Holdings Corp.

      We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note B to the consolidated financial statements, effective June 30, 2003, the Company changed its method of accounting for inventories at certain subsidiaries. As discussed in Note C to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

Cleveland, Ohio

March 9, 2004

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31

	2003	2002

	(Dollars in thousands)

ASSETS
Current Assets

Cash and cash equivalents	$3,718	$8,812

Accounts receivable, less allowances for doubtful accounts of $3,271 in 2003 and $3,313 in 2002.	100,938	101,477

Inventories	149,075	156,067

Other current assets	10,780	8,626

Total Current Assets	264,511	274,982
Property, Plant and Equipment

Land and land improvements	2,891	2,416

Buildings	40,774	36,809

Machinery and equipment	182,045	188,201

	225,710	227,426

Less accumulated depreciation	129,559	114,302

	96,151	113,124
Other Assets

Goodwill	82,278	81,464

Net assets held for sale	2,321	19,205

Other	62,191	52,083

	$507,452	$540,858

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities

Trade accounts payable	$66,158	$74,868

Accrued expenses	46,623	48,907

Current portion of long-term liabilities	2,811	3,056

Total Current Liabilities	115,592	126,831

Long-Term Liabilities, less current portion 9.25% Senior Subordinated Notes due 2007	199,930	199,930

Revolving credit	101,000	114,000

Other long-term debt	8,234	9,886

Other postretirement benefits and other long-term liabilities	26,671	27,312

	335,835	351,128
Shareholders’ Equity
Capital stock, par value $1 per share

Serial preferred stock:

Authorized—632,470 shares; Issued and outstanding—none	-0-	-0-

Common stock:

Authorized—40,000,000 shares; Issued—11,288,195 shares in 2003 and 11,209,862 in 2002.	11,288	11,210

Additional paid-in capital	55,858	56,135

Retained earnings	1,007	12,828

Treasury stock, at cost, 725,676 shares in 2003 and 713,671 in 2002	(8,864)	(9,092)

Accumulated other comprehensive loss	(3,264)	(8,096)

Unearned compensation—restricted stock awards	-0-	(86)

	56,025	62,899

	$507,452	$540,858

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31

	2003	2002	2001

	(Dollars in thousands,
	except per share data)

Net sales	$624,295	$634,455	$636,417

Cost of products sold	527,586	546,857	552,293

Gross profit	96,709	87,598	84,124

Selling, general and administrative expenses	62,667	57,830	66,623

Amortization of goodwill	-0-	-0-	3,733

Restructuring and impairment charges	18,808	13,601	18,163

Operating income (loss)	15,234	16,167	(4,395)

Non-operating items, net	-0-	-0-	1,850

Interest expense	26,151	27,623	31,108

Loss before income taxes and cumulative effect of accounting change	(10,917)	(11,456)	(37,353)

Income taxes (benefit)	904	897	(11,400)

Loss before cumulative effect of accounting change	(11,821)	(12,353)	(25,953)

Cumulative effect of accounting change	-0-	(48,799)	-0-

Net loss	$(11,821)	$(61,152)	$(25,953)

Amounts per common share (basic and diluted):

Loss before cumulative effect of accounting change	$(1.13)	$(1.18)	$(2.49)

Cumulative effect of accounting change	$—0-	$(4.68)	$—0-

Net loss	$(1.13)	$(5.86)	$(2.49)

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Stock	Capital	Earnings	Stock	Income (Loss)	Compensation	Total

	(Dollars in thousands)

Balance at January 1, 2001, as previously stated	$11,210	$56,135	$97,192	$(9,092)	$(2,858)	$(461)	$152,126

Adjustment for the cumulative effect on the prior years of applying retroactively the change in the method of accounting for inventories (See Note B)			2,741				2,741

Balance at January 1, 2001, as restated	11,210	56,135	99,933	(9,092)	(2,858)	(461)	154,867

Amortization of restricted stock						188	188

Comprehensive income (loss):

Net loss			(25,953)				(25,953)

Foreign currency translation adjustment					(1,394)		(1,394)

Comprehensive (loss)							(27,347)

Balance at December 31, 2001	11,210	56,135	73,980	(9,092)	(4,252)	(273)	127,708

Amortization of restricted stock						187	187

Comprehensive (loss):

Net loss			(61,152)				(61,152)

Foreign currency translation adjustment					1,711		1,711

Minimum pension liability					(5,555)		(5,555)

Comprehensive (loss)							(64,996)

Balance at December 31, 2002	11,210	56,135	12,828	(9,092)	(8,096)	(86)	62,899

Amortization of restricted stock						86	86

Comprehensive (loss):

Net loss			(11,821)				(11,821)

Foreign currency translation adjustment					3,632		3,632

Minimum pension liability					1,200		1,200

Comprehensive (loss)							(6,989)

Exercise of stock options (110,533 shares)	78	(277)		228			29

Balance at December 31, 2003	$11,288	$55,858	$1,007	$(8,864)	$(3,264)	$-0-	$56,025

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31

	2003	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES

Net loss	$(11,821)	$(61,152)	$(25,953)

Adjustments to reconcile net loss to net cash provided by operations:

Cumulative effect of accounting change	-0-	48,799	-0-

Depreciation and amortization	15,562	16,307	19,911

Restructuring and impairment charges	18,641	10,399	16,362

Deferred income taxes	-0-	1,951	(6,473)

Changes in operating assets and liabilities excluding acquisitions of businesses:

Accounts receivable	539	4,652	16,257

Inventories	6,991	4,682	34,327

Accounts payable and accrued expenses	(11,984)	15,787	(24,048)

Other	(4,623)	(12,847)	(6,617)

Net cash provided by operating activities	13,305	28,578	23,766

INVESTING ACTIVITIES

Purchases of property, plant and equipment, net	(10,869)	(14,731)	(13,923)

Costs of acquisitions, net of cash acquired	-0-	(5,748)	-0-

Proceeds from the sale of business units	7,340	2,486	6,051

Net cash used by investing activities	(3,529)	(17,993)	(7,872)

FINANCING ACTIVITIES

Proceeds from financing arrangements	112,000	6,749	19,000

Payments on long-term debt	(126,899)	(12,394)	(33,634)

Issuance of common stock under stock option plan	29	-0-	-0-

Net cash used by financing activities	(14,870)	(5,645)	(14,634)

(Decrease) Increase in Cash and Cash equivalents	(5,094)	4,940	1,260

Cash and Cash Equivalents at Beginning of Year	8,812	3,872	2,612

Cash and Cash Equivalents at End of Year	$3,718	$8,812	$3,872

Taxes refunded	$(1,038)	$(4,817)	$(3,346)

Interest paid	25,213	25,880	28,554

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share data)

NOTE A — Summary of Significant Accounting Policies

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

      Inventories: Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value (See Note B). Inventory reserves were $18,817 and $23,385 at December 31, 2003 and 2002, respectively.

      Major Classes of Inventories

	December 31

	2003	2002

In-process and finished goods	$121,154	$136,430

Raw materials and supplies	27,921	19,637

	$149,075	$156,067

      Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions and associated interest costs are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25-60 years for buildings, and 3-18 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable (See Note P).

      Goodwill: As discussed in Note C, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”) “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under FAS 142, goodwill is no longer amortized but is subject to impairment testing at least annually on October 1. Prior to 2002, goodwill was amortized primarily over forty years using the straight-line method.

      Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has two unfunded postretirement benefit plans. For the defined benefit plans, benefits are based on the employee’s years of service and the Company’s policy is to fund that amount recommended by its independent actuaries. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

      Stock-Based Compensation: On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” (“FAS 148”).

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

FAS 148 amends the Accounting for Stock-Based Compensation, to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provision of FAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement is effective for fiscal years beginning after December 15, 2002.

      The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plan, as permitted under FAS 123 and FAS 148. Accordingly, no compensation cost has been recognized for its stock option plan since the exercise price of the stock options equals or exceeds the fair value of the common stock at the date of grant. However, the Company recognizes compensation expense resulting from fixed awards of restricted shares, which is measured at the date of grant and expensed over the vesting period.

      Had compensation cost for stock options granted been determined based on the fair value method of FAS 123, the Company’s net loss and diluted loss per share would have been increased by $345 ($.03 per share) to ($12,166) in 2003, $397 ($.04 per share) to ($61,549) in 2002 and $311 ($.03 per share) to ($26,264) in 2001.

      Fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.85%, 3.85% and 4.00%; zero dividend yield; expected volatility of 49%, 49% and 48% and expected option lives of 6 years.

      Income Taxes: The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances when necessary (See Note H).

      Revenue Recognition: The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (less than 5% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.”

      Accounts Receivable: Accounts receivable are recorded at selling price which is fixed based on a purchase order or contractual arrangement. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history.

      Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Write-offs of accounts receivable have historically been low. As of December 31, 2003, the Company had uncollateralized receivables with seven customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $28,365, which repre-

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

sented approximately 27% of the Company’s trade accounts receivable. During 2003, sales to these customers amounted to approximately $185,248, which represented 30% of the Company’s net sales.

      Shipping and Handling Costs: All shipping and handling costs are included in cost of products sold in the Consolidated Statements of Operations.

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

      Foreign Currency Translation: The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders’ equity.

      Impact of Other Recently Issued Accounting Pronouncements: In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at the fair value only when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. FAS 146 has no effect on charges recorded for exit activities begun prior to 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operation.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the provisions of FIN 45 relating to initial recognition and measurements of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 15, 2002. The adoption did not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company’s adoption of FIN 46 had no effect on its financial position, results of operations and cash flows.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of FAS 149 had no effect on its financial position, results of operations and cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted FAS 150 on June 1, 2003. The adoption of this statement had no effect on the Company’s financial position, results of operations or cash flows.

      In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The Company has elected to defer accounting for the effects of the Act. The Company is currently evaluating the impact of the Act on its financial position and results of operations.

      Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Accounting Change

      Effective June 30, 2003, the Company changed the method of accounting for the 15% of its inventories utilizing the LIFO method to the FIFO method. The Company believes that this change is preferable for the following reasons: 1) the change conforms all of its inventories to one method of determining cost, which is the FIFO method; 2) the costs of the Company’s inventories have remained fairly level during the past several years, which has substantially negated the benefits of the LIFO method (a better matching of current costs with current revenue in periods of rising costs); 3) the impact of utilizing the LIFO method has had an insignificant impact on the Company’s consolidated net income (loss) during the past several years; and 4) the FIFO method results in the valuation of inventories at current costs on the consolidated balance sheet, which provides a more meaningful presentation for investors and financial institutions.

      As required under accounting principles generally accepted in the United States, the Company has restated the consolidated balance sheet as of December 31, 2002 to increase inventories by the recorded LIFO reserve ($4.4 million), increase deferred tax liabilities ($1.7 million), and increase shareholders’ equity ($2.7 million). Previously reported results of operations have not been restated because the impact of utilizing the LIFO method had an insignificant impact on the Company’s reported amounts for consolidated net income (loss).

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE C — Adoption of FAS 142, “Goodwill and Other Intangible Assets”

      Effective January 1, 2002, the Company adopted FAS 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is no longer amortized, but is subject to an impairment test at least annually. The Company has selected October 1 as its annual testing date. In the year of adoption, FAS 142 also requires the Company to perform a transitional test to determine whether goodwill was impaired as of the beginning of the year. Under FAS 142, the initial step in testing for goodwill impairment is to compare the fair value of each reporting unit to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second test is required to determine the amount of impairment.

      The Company, with assistance of an outside consultant, completed the transitional impairment review of goodwill using a discounted cash flow approach to determine the fair value of each reporting unit. Based upon the results of these calculations, the Company recorded a non-cash charge for goodwill impairment which aggregated $48,799. In accordance with the provisions of FAS 142, the charge has been accounted for as a cumulative effect of a change in accounting principle, effective January 1, 2002. The Company also completed the annual impairment tests as of October 1, 2003 and 2002, and has determined that no additional impairment of goodwill existed as of those dates.

      The following table summarizes the transitional goodwill impairment charge by reporting segment as well as the carrying amount of goodwill for the years ended December 31, 2002 and December 31, 2003.

	Impairment Charge
Reporting	recorded effective	Goodwill at	Goodwill at
Segment	January 1, 2002	December 31, 2002	December 31, 2003

ILS	$32,239	$64,949	$65,763

Aluminum Products	9,700	16,515	16,515

Manufactured Products	6,860	-0-	-0-

	$48,799	$81,464	$82,278

      The increase in the goodwill in the ILS segment during 2003 results from foreign currency fluctuations.

      In accordance with FAS 142, prior period amounts have not been restated. The following table summarizes the reported results for 2001, and the results that would have been reported had the non-amortization provisions of FAS 142 been in effect for that year.

December 31
2001

Reported net loss	$(25,953)

Amortization of goodwill adjustment, net of tax	3,315

Adjusted net loss	$(22,638)

Reported loss per share—basic and diluted	$(2.49)

Amortization of goodwill adjustment	.32

Adjusted loss per share—basic and diluted	$(2.17)

NOTE D — Acquisitions and Dispositions

      During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing (“Green”) and St. Louis Screw and Bolt (“St. Louis Screw”) for cash of approximately

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$7,300. No gain or loss was recorded on the sale. Green and St. Louis Screw were non-core businesses in the ILS Segment and Manufactured Products Segment, respectively, and had been identified as businesses the Company was selling as part of its restructuring activities during 2002 and 2001.

      On September 10, 2002, the Company acquired substantially all of the assets of Ajax Magnethermic Corporation (“Ajax”), a manufacturer of induction heating and melting equipment. The purchase price of approximately $5,500 and the results of operations of Ajax prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

      On April 26, 2002, the Company completed the sale of substantially all of the assets of Castle Rubber Company for cash of approximately $2,500. Castle Rubber, a non-core business in the Manufactured Products Segment, had been identified as a business the Company was discontinuing as part of its restructuring activities during 2001. No gain or loss was recorded on the sale.

      On December 21, 2001, the Company completed the sale of substantially all of the assets of Cleveland City Forge for cash of approximately $6,100 and recorded a gain of approximately $100. Cleveland City Forge was a non-core business in the Manufactured Products Segment, producing clevises and turnbuckles for the construction industry.

NOTE E — Other Assets

      Other assets consists of the following:

	December 31

	2003	2002

Pension assets	$36,186	$32,816

Idle assets	6,516	-0-

Deferred financing costs	5,774	4,636

Tooling	4,222	4,213

Software development costs	3,947	4,118

Other	5,546	6,300

Totals	$62,191	$52,083

NOTE F — Accrued Expenses

      Accrued expenses include the following:

	December 31

	2003	2002

Accrued salaries, wages and benefits	$9,484	$10,583

Advance billings	8,496	6,594

Warranty and installation accruals	6,762	8,990

Severance and exit costs	2,535	4,045

Interest payable	2,055	3,529

State and local taxes	3,809	3,206

Sundry	13,482	11,960

Totals	$46,623	$48,907

      Substantially all advance billings and warranty and installation accruals relate to the Company’s capital equipment businesses.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2003 and 2002:

	December 31

	2003	2002

Balance at beginning of year	$6,506	$997

Claims paid during the year	(2,399)	(1,430)

Additional warranties issued during year	1,139	1,858

Acquired warranty liabilities	-0-	5,081

Other	368	-0-

Balance at end of year	$5,614	$6,506

      The acquired warranty liability during 2002 reflects the warranty liability of Ajax, which was acquired in September, 2002.

NOTE G — Financing Arrangements

      Long-term debt consists of the following:

	December 31

	2003	2002

9.25% Senior Subordinated Notes due 2007.	$199,930	$199,930

Revolving credit maturing on June 30, 2004.	-0-	114,000

Revolving credit maturing on July 30, 2007.	101,000	-0-

Industrial Development Revenue Bonds maturing in 2012 at interest rates from 2.00% to 4.15%	4,478	4,863

Other	4,817	6,329

	310,225	325,122

Less current maturities	1,061	1,306

Total	$309,164	$323,816

      Maturities of long-term debt during each of the five years following December 31, 2003 are approximately $1,061 in 2004, $1,011 in 2005, $1,016 in 2006, $301,969 in 2007 and $804 in 2008.

      The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $165,000. The Credit Agreement currently contains a detailed borrowing base formula which provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2003, the Company had approximately $47,500 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (4.00% at December 31, 2003) or, at Park-Ohio’s election, at LIBOR plus 1.75%-2.50%. The Company’s ability to elect LIBOR-based interest as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $20,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2003, in addition to amounts borrowed under the Credit Agreement, there is $7,900 outstanding primarily for standby letters of credit. A fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on July 30, 2007 and borrowings are secured by substantially all of the Company’s assets.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Provisions of the indenture governing the Senior Subordinated Notes and the revolving credit agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2003, the Company was in compliance with all financial covenants of the Credit Agreement.

      The weighted average interest rate on all debt was 7.26% at December 31, 2003.

      The fair market value of the Senior Subordinated Notes based on published market prices was approximately $201,429 and $129,955 at December 31, 2003 and 2002, respectively. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and borrowings under the credit agreement approximate fair value at December 31, 2003 and 2002.

NOTE H — Income Taxes

      Income taxes consisted of the following:

	Year Ended December 31

	2003	2002	2001

Current (refundable):

Federal	$-0-	$(2,210)	$(5,828)

State	16	387	369

Foreign	888	769	532

	904	(1,054)	(4,927)

Deferred:

Federal	-0-	1,951	(6,135)

State	-0-	-0-	(338)

	-0-	1,951	(6,473)

Income taxes	$904	$897	$(11,400)

      The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	Year Ended December 31

	2003	2002	2001

Computed statutory amount	$(3,712)	$(3,895)	$(12,700)

Effect of state income taxes	11	411	20

Goodwill	-0-	-0-	668

Foreign rate differences	815	599	275

Valuation allowance	3,695	3,475	-0-

Other, net	95	307	337

Income taxes (benefit)	$904	$897	$(11,400)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31

	2003	2002

Deferred tax assets:

Postretirement benefit obligation	$7,600	$8,100

Inventory	8,400	7,200

Net operating loss and tax credit carryforwards	14,300	10,900

Goodwill	6,800	6,800

Other—net	8,400	2,600

Total deferred tax assets	45,500	35,600

Deferred tax liabilities:

Tax over book depreciation	13,900	12,800

Pension	11,400	10,500

Total deferred tax liabilities	25,300	23,300

	20,200	12,300

Valuation reserves	(20,200)	(12,300)

Net deferred tax assets	$-0-	$-0-

      At December 31, 2003, the Company has net operating loss carryforwards for income tax purposes of approximately $35,700, which will expire between 2021 and 2023. In accordance with the provisions of FAS 109 “Accounting for Income Taxes”, the tax benefits related to these carryforwards have been fully reserved as of December 31, 2003 since the Company is in a three year cumulative loss position.

      NOTE I — Stock Plan

      Under the provisions of the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s stock which may be awarded under the 1998 Plan is 1,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

      During 2001, the Company completed a program (“the Option Offer Program”) whereby all outstanding options to purchase shares of Company common stock held by Company employees and directors were tendered to the Company. Existing options tendered to the Company were cancelled and, in return, participants were entitled to new options on a one for one basis at least six months and one day after the tendered options were cancelled. On November 30, 2001, the Company met its obligation with the issuance of new options to purchase 880,500 shares of Company common stock with exercise prices equal to the fair market value at the date of grant.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table reflects activity under all stock plans from January 1, 2000 through December 31, 2003, and the weighted average exercise prices:

		Weighted
	Number of	Average Price
	Shares	Per Share

Outstanding, January 1, 2001.	1,089,500	$13.61

Granted	1,220,700	1.91

Cancelled under option offer program	(1,083,500)	13.61

Forfeited	(6,000)	14.40

Outstanding, December 31, 2001.	1,220,700	1.91

Granted	38,000	4.07

Outstanding, December 31, 2002.	1,258,700	1.99

Granted	83,000	4.82

Forfeited	(15,667)	1.91

Exercised	(110,533)	1.91

Outstanding, December 31, 2003.	1,215,500	$2.19

      The following table summarizes information about options outstanding as of December 31, 2003:

Options Outstanding			Options Exercisable

Number	Weighted		Number
Outstanding	Average	Weighted	Exercisable	Weighted
as of	Remaining	Average	as of	Average
December 31,	Contractual	Exercise	December 31,	Exercise
2003	Life	Price	2003	Price

1,215,500	8.04	$2.19	1,035,500	$2.00

NOTE J — Legal Proceedings

      The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company’s financial condition, liquidity and results of operations.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE K — Pensions and Postretirement Benefits

      The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2003 and 2002:

			Postretirement
	Pension		Benefits

	2003	2002	2003	2002

Change in benefit obligation

Benefit obligation at beginning of year	$52,481	$50,564	$24,869	$23,403

Service cost	545	399	147	204

Curtailment and settlement	(208)	2,053	-0-	-0-

Interest cost	3,498	3,556	1,701	1,712

Plan participants’ contributions	-0-	-0-	247	135

Actuarial losses (gains)	1,800	1,132	3,758	1,570

Benefits and expenses paid	(5,041)	(5,223)	(3,356)	(2,155)

Benefit obligation at end of year	$53,075	$52,481	$27,366	$24,869

Change in plan assets

Fair value of plan assets at beginning of year	$85,401	$100,498	$-0-	$-0-

Actual return on plan assets	17,243	(8,811)	-0-	-0-

Settlement accounting	-0-	(1,063)	-0-	-0-

Company contributions	-0-	-0-	3,109	2,020

Plan participants’ contributions	-0-	-0-	247	135

Benefits and expense paid	(5,041)	(5,223)	(3,356)	(2,155)

Fair value of plan assets at end of year	$97,603	$85,401	$-0-	$-0-

Funded (underfunded) status of the plan	$44,528	$32,920	$(27,366)	$(24,869)

Unrecognized net transition obligation	(487)	(536)	-0-	-0-

Unrecognized net actuarial (gain) loss	(7,235)	1,547	5,375	(303)

Unrecognized prior service cost (benefit)	773	1,198	(327)	(407)

Net amount recognized at year end	$37,579	$35,129	$(22,318)	$(25,579)

Amounts recognized in the consolidated balance sheets consists of:

	2003	2002

Prepaid pension cost	$36,186	$32,816

Accrued pension cost	(2,962)	(3,526)

Intangible asset	-0-	284

Accumulated other comprehensive loss	4,355	5,555

Net amount recognized at the end of year	$37,579	$35,129

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The pension plan weighted-average asset allocation at year ended 2003 and 2002 and target allocation for 2004 are as follows:

		Plan Assets

	Target 2004	2003	2002

Asset Category

Equity securities	60-70%	64.8%	62.7%

Debt securities	25-30	26.0	28.7

Other	5-10	9.2	8.6

	100%	100%	100%

      The Company recorded a minimum pension liability of $4,355 at December 31, 2003 and $5,555 at December 31, 2002, as required by Financial Accounting Standards Board Statement No. 87. The adjustment is reflected in other comprehensive income and long-term liabilities. The adjustment relates to two of the Company’s defined benefit plans, for which the accumulated benefit obligations of $16,336 at December 31, 2003 ($15,573 at December 31, 2002), exceed the fair value of the underlying pension assets of $13,374 at December 31, 2003 ($12,047 at December 31, 2002). Amounts were as follows:

	2003	2002

Projected benefit obligation	$16,336	$15,573

Accumulated benefit obligation	$16,336	$15,573

Fair value of plan assets	$13,374	$12,047

      The following tables summarize the assumptions used by the consulting actuary and the related cost information.

			Postretirement
	Pension		Benefits

	2003	2002	2003	2002

Weighted-Average assumptions as of December 31

Discount rate	6.50%	7.00%	6.50%	7.00%

Expected return on plan assets	8.75%	8.75%	N/A	N/A

Rate of compensation increase	2.00%	2.00%	N/A	N/A

      In determining its expected return on plan assets assumption for the year ended December 31, 2003, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2003 of 8.75%. This assumption was supported by the asset return generation model used by the Company’s independent actuaries, which projected future asset returns using simulation and asset class correlation.

      The Company has elected to defer recognition of the potential effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued.

      For measurement purposes, a 10% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost

Service costs	$545	$399	$590	$147	$204	$179

Interest costs	3,498	3,556	3,506	1,701	1,712	1,663

Expected return on plan assets	(7,229)	(8,394)	(8,658)	-0-	-0-	-0-

Transition obligation	(49)	(49)	(56)	-0-	-0-	-0-

Amortization of prior service cost	257	319	363	(80)	(79)	(79)

Recognized net actuarial (gain) loss	361	(1,055)	(1,720)	43	11	(28)

Benefit (income) costs	$(2,617)	$(5,224)	$(5,975)	$1,811	$1,848	$1,735

      The Company recorded $167 of non-cash pension curtailment charges in 2003, $2,700 in 2002 and $200 in 2001 related to the disposal or closure of three manufacturing facilities. These were classified as restructuring charges in each year.

      The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2003	$138	$104

Effect on post retirement benefit obligation as of December 31, 2003	$1,767	$1,545

      The total contribution charged to pension expense for the Company’s defined contribution plans was $1,331 in 2003, $1,273 in 2002 and $1,382 in 2001. The Company expects to have no contribution to its defined benefit plans in 2004.

NOTE L — Leases

      Rental expense for 2003, 2002 and 2001 was $10,263, $10,749 and $12,638, respectively. Future minimum lease commitments during each of the five years following December 31, 2003 are as follows: $7,178 in 2004, $5,259 in 2005, $3,273 in 2006, $1,600 in 2007, $1,329 in 2008 and $1,856 thereafter.

NOTE M — Industry Segments

      The Company operates through three segments: Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, heavy-duty truck, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manu-

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

facturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end-users in the aerospace, automotive, railroad, truck and oil industries.

      The Company’s sales are made through its own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses and interest expense. Identifiable assets by industry segment include assets directly identified with those operations.

      Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31

	2003	2002	2001

Net sales:

ILS	$377,645	$398,141	$416,962

Aluminum products	90,080	106,148	84,846

Manufactured products	156,570	130,166	134,609

	$624,295	$634,455	$636,417

Income (loss) before income taxes and amortization of goodwill:

ILS	$24,893	$17,467	$22,944

Aluminum products	10,201	4,739	(2,327)

Manufactured products	(13,759)	(1,342)	(14,287)

	$21,335	$20,864	$6,330

Amortization of goodwill:

ILS	$-0-	$-0-	$2,702

Aluminum products	-0-	-0-	745

Manufactured products	-0-	-0-	286

	$-0-	$-0-	$3,733

Income (loss) before income taxes and change in accounting principle:

ILS	$24,893	$17,467	$20,242

Aluminum products	10,201	4,739	(3,072)

Manufactured products	(13,759)	(1,342)	(14,573)

	21,335	20,864	2,597

Corporate costs	(6,101)	(4,697)	(6,992)

Interest expense	(26,151)	(27,623)	(31,108)

Non-operating items, net	-0-	-0-	(1,850)

	$(10,917)	$(11,456)	$(37,353)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31

	2003	2002	2001

Identifiable assets:

ILS	$267,361	$273,442	$312,288

Aluminum products	88,031	79,797	95,033

Manufactured products	121,331	151,880	141,774

General corporate	30,729	35,739	44,022

	$507,452	$540,858	$593,117

Depreciation and amortization expense:

ILS	$4,868	$5,206	$8,441

Aluminum products	5,342	6,432	5,532

Manufactured products	5,050	4,307	5,632

General corporate	302	362	306

	$15,562	$16,307	$19,911

Capital expenditures:

ILS	$3,017	$1,603	$1,972

Aluminum products	1,878	5,927	3,160

Manufactured products	5,867	6,355	8,352

General corporate	107	846	439

	$10,869	$14,731	$13,923

      The Company had sales of $68,238 in 2003 to Navistar which represented approximately 11% of consolidated net sales. For 2002 and 2001, sales to no single customer were greater than 10% of consolidated net sales.

      The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31

	2003	2002	2001

United States	83%	80%	88%

Canada	8%	13%	7%

Other	9%	7%	5%

	100%	100%	100%

      At December 31, 2003, approximately 88% of the Company’s assets are maintained in the United States.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE N — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (all dollars and share amounts are in thousands):

	Year Ended December 31

	2003	2002	2001

NUMERATOR

Loss before cumulative effect of accounting change	$(11,821)	$(12,353)	$(25,953)

Cumulative effect of accounting change	$-0-	$(48,799)	$-0-

Net loss	$(11,821)	$(61,152)	$(25,953)

DENOMINATOR

Denominator for basic earnings per share-weighted average shares	10,506	10,434	10,434

Effect of dilutive securities:

Employee stock options	(a )	(a )	(a )

Denominator for diluted earnings per share-weighted-average shares and assumed conversions	10,506	10,434	10,434

Amounts per common share (basic and diluted):

Loss before cumulative effect of accounting change	$(1.13)	$(1.18)	$(2.49)

Cumulative effect of accounting change	$-0-	$(4.68)	$-0-

Net loss	$(1.13)	$(5.86)	$(2.49)

(a)	The addition of 456 shares in 2003, 291 shares in 2002 and 41 shares in 2001 would result in anti-dilution.

NOTE O — Accumulated Comprehensive Loss

      The components of accumulated comprehensive loss at December 31, 2003 and 2002 are as follows:

	December 31

	2003	2002

Foreign currency translation adjustment	$(1,091)	$2,541

Minimum pension liability	4,355	5,555

Total	$3,264	$8,096

NOTE P — Restructuring and Unusual Charges

      Since 2001, the Company has responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002 and 2003, as the Company’s restructuring efforts continued and evolved.

      During 2001, the Company recorded restructuring and asset impairment charges aggregating $28,462, primarily related to management’s decision to exit certain under-performing product lines and to close or consolidate certain operating facilities in 2002. The Company’s actions included 1) selling or discontinuing the businesses of Castle Rubber and Ajax Manufacturing, 2) closing the Cicero Flexible Products’ manufacturing facility and discontinue certain product lines, 3) inventory write-downs and other restructuring activities at St. Louis Screw & Bolt and Tocco, 4) closing twenty ILS supply chain

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

logistics facilities and two ILS manufacturing plants, 5) closing an Aluminum Products machining facility, and 6) write-down of certain Corporate assets to current value. The charges were composed of $11,280 for the impairment of property and equipment and other long-term assets; $10,299 million of cost of goods sold, primarily to write down inventory of discontinued businesses and product lines to current market value; and $6,883 for severance (525 employees) and exit costs. Below is a summary of these charges by segment.

	Cost of
	Products	Asset	Restructuring
	Sold	Impairment	& Severance	Total

Manufactured Products	$8,599	$10,080	$2,030	$20,709

ILS	1,700	600	4,070	6,370

Aluminum Products	-0-	-0-	783	783

Corporate	-0-	600	-0-	600

	$10,299	$11,280	$6,883	$28,462

      During 2002, the Company recorded further restructuring and asset impairment charges aggregating $19,190, primarily related to management decisions to exit additional product lines and consolidate additional facilities. The Company’s planned actions included 1) selling or discontinuing the businesses of St. Louis Screw and Bolt and Green Bearing, 2) closing five additional supply chain logistics facilities and 3) closing or selling two Aluminum Products manufacturing plants (one of which was closed as of December 31, 2002). The charges were composed of $5,599 for severance (490 employees) and exit costs, $2,700 for pension curtailment costs; $5,628 of costs of goods sold, primarily to write down inventory of discontinued businesses and product lines to current market value; and $5,263 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Cost of
	Products	Asset	Restructuring	Pension
	Sold	Impairment	& Severance	Curtailment	Total

ILS	$4,500	$-0-	$2,534	$2,000	$9,034

Manufactured Products	1,128	2,103	2,628	700	6,559

Aluminum Products	-0-	3,160	437	-0-	3,597

	$5,628	$5,263	$5,599	$2,700	$19,190

      During the fourth quarter of 2003, the Company continued its multi-year efforts to position the Company for renewed, more profitable growth and recorded restructuring and asset impairment charges aggregating $19,446. The action primarily related to restructuring at the Company’s Forge Group resulting from a decision to shut down its locomotive crankshaft forging plant after entering into a long-term supply contract to purchase these forgings from a third party. The charges were composed of $990 for exit costs; $638 of cost of goods sold primarily to write down inventory of discontinued product lines to current market value; $1,767 for pension curtailment and multi-employer pension plan withdrawal costs resulting primarily from the termination of union representation at the locomotive crankshaft forging plant and another Manufactured Products manufacturing facility and the closure of

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

an Aluminum Products manufacturing plant; and $16,051 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Cost of
	Products	Asset	Restructuring	Pension
	Sold	Impairment	& Severance	Curtailment	Total

Manufactured Products	$638	$16,051	$990	$1,600	$19,279

Aluminum Products	-0-	-0-	-0-	167	167

	$638	$16,051	$990	$1,767	$19,446

The accrued liability for severance and exit costs and related cash payments consisted of:

Severance and exit charges recorded in 2001	$6,883

Cash payments made in 2001	(2,731)

Balance at December 31, 2001	4,152

Severance and exit charges recorded in 2002	5,599

Cash payments made in 2002	(5,706)

Balance at December 31, 2002	4,045

Severance and exit charges recorded in 2003	990

Cash payments made in 2003	(2,500)

Balance at December 31, 2003	$2,535

      As of December 31, 2003, all of the 525 employees identified in 2001 and all but 5 of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salary employees at various operating facilities due to either closure or consolidation. As of December 31, 2003, the Company had an accrued liability of $2,535 for future estimated employee severance and plant closing payments.

      Idle fixed assets of $6,516 were included in other assets as of December 31, 2003. These consisted primarily of property, plant and equipment of two idled aluminum casting plants, for which the Company is evaluating new products and technologies. These assets may either be reclassified to property, plant and equipment if placed in service, or sold. They are currently carried at estimated fair value.

      At December 31, 2003, the Company’s balance sheet reflected assets held for sale at their estimated current value of $2,321 for inventory, property, plant and equipment and other long-term assets. Net sales for the businesses that were included in net assets held for sale were $1,139 in 2003, $19,159 in 2002, and $25,356 in 2001. Operating income (loss), excluding restructuring and unusual charges for these entities were $(32) in 2003, $(334) in 2002, and $703 in 2001.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

2003	March 31	June 30	Sept. 30	Dec. 31

	($ in thousands, except per share data)

Net sales	$154,850	$159,916	$146,830	$162,699

Gross profit	24,410	25,847	21,752	24,700

Restructuring and impairment charges	-0-	-0-	-0-	18,808

Net income (loss)	$2,436	$2,697	$88	$(17,042)

Amounts per common share:

Basic	$.23	$.26	$.01	$(1.62)

Diluted	$.22	$.25	$.01	$(1.62)

	Quarter Ended

2002	March 31	June 30	Sept. 30	Dec. 31

	($ in thousands, except per share data)

Net sales	$153,843	$166,625	$157,832	$156,155

Gross profit	21,698	24,380	23,193	18,327

Restructuring and impairment charges	622	3,635	1,006	8,338

Income (loss) before cumulative effect adjustment	75	(547)	(242)	(11,639)

Net income (loss)	$(48,724)	$(547)	$(242)	$(11,639)

Amounts per common share (basic and diluted):

Income (loss) before cumulative effect of accounting change	$.01	$(.05)	$(.02)	$(1.12)

Net income (loss) per share	$(4.67)	$(.05)	$(.02)	$(1.12)

Note 1 —	In the fourth quarter of 2003, the Company recorded primarily non-cash charges for restructuring and asset impairment primarily related to restructuring at the Company’s Forge Group. The charges are composed of $638 for the impairment of inventory which is included in cost of products sold and $18,808 for other restructuring and asset impairment which are reflected in restructuring and other unusual charges.

Note 2 —	In the fourth quarter of 2002, the Company recorded primarily non-cash charges of $13,966 for restructuring and disposition of non performing assets related to management decisions, as approved by the board of directors, to exit certain under performing product lines. The charges are composed of $5,628 for the impairment of inventory, which are included in cost of products sold, and $8,338 for other restructuring and asset impairment charges, which are reflected in restructuring and other unusual charges.

Note 3 —	The 2002 results reflect the elimination of goodwill amortization, in conjunction with implementing Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” The Company completed the impairment tests required and effective January 1, 2002, recorded a $48,799 charge reflected as a cumulative effect of a change in accounting principle.

Note 4 —	During the second quarter of 2002, the Company sold Castle Rubber for $2,500 and completed the closure of a manufacturing facility. Included in restructuring and non-recurring expenses is a non-cash $2,700 charge for the curtailment of the two pension plans at these facilities, as determined by consulting actuaries.

Item 9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       There were no changes in nor disagreements with Park-Ohio’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2003.

Item 9A.	Controls and Procedures

       As of December 31, 2003, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant

       The information concerning directors and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance”, as applicable in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained under Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

       The information relating to executive compensation contained under the headings “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Compensation of the Board of Directors” and “Executive Compensation” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Shareholders” in the Proxy Statement, except that information required by Item 201(d) of Regulation S-K can be found under Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

       The information required under this item is incorporated herein by reference from the material contained under the caption “Certain Transactions” in the registrant’s definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

       The information required under this item is incorporated herein by reference from the material contained under the caption “Audit Committee” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

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

   (3) Exhibits:

The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

(b)	Reports on Form 8-K filed in the fourth quarter of 2003:

On November 8, 2003, the Company furnished a current Form 8-K Report under Item 12 announcing its financial results for its third quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP. (Registrant)

By:	/s/ RICHARD P. ELLIOTT

Richard P. Elliott, Vice President and Chief Financial Officer

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director
* Richard P. Elliott	Vice President — and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President and Director
* Kevin R. Greene	Director
* Lewis E. Hatch, Jr.	Director	March 29, 2004
* Daniel T. Moore	Director
* Lawrence O. Selhorst	Director
* Ronna Romney	Director
* James W. Wert	Director

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 29, 2004

By:	/s/ ROBERT D. VILSACK

Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2003

EXHIBIT INDEX

Exhibit

3.1	Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2	Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1	Indenture, dated June 3, 1999 by and among Park-Ohio Industries, Inc. and Norwest Bank Minnesota, N.A., as trustee (filed as Exhibit 4.2 of the Company’s Registration Statement on Form S-4, filed on July 23, 1999, SEC File No. 333-83117 and incorporated by reference and made a part hereof)
4.2	Credit and Security Agreement among Park-Ohio Industries, Inc., and various financial institutions dated December 22, 2000 (filed as Exhibit 4.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2000, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3	First amendment, dated March 12, 2001, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions (filed as Exhibit 4.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2000, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.4	Second amendment, dated June 30, 2001, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended June 30, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.5	Third amendment, dated November 14, 2001, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions (filed as Exhibit 4 to the Form 8-K of Park-Ohio Holdings Corp. dated December 14, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.6	Fourth amendment, dated as of December 31, 2001, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions (filed as Exhibit 4.6 to the Form 10-K of Park-Ohio Holdings, Corp. for the year ended December 31, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.7	Fifth amendment, dated as of September 30, 2002, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2002, SEC File No. 000-03134 and incorporated by reference and made a part of hereof.)
4.8	Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties party thereto, the lenders party thereto, Bank One, NA and Banc One Capital Markets Inc. (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2003, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
12.1	Computation of Ratios
21.1	List of Subsidiaries of Park-Ohio Holdings Corp.
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.