Form 10-K
period 2004-12-31
PARK OHIO HOLDINGS CORP
filed 2005-03-16
CIK 76282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

          Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $87,000,000, based on the closing price of $11.80 per share of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2004.

          Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 28, 2005: 10,902,601.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Part I

Item 1.	Business

Overview

      Park-Ohio Holdings Corp. (“Holdings”) was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Integrated Logistics Solutions, (“ILS”), Aluminum Products and Manufactured Products.

      References herein to “we” or “the Company” include, where applicable Holdings, Park-Ohio and Holdings’ other direct and indirect subsidiaries.

      ILS provides our customers with integrated supply chain management services for a broad range of high-volume, specialty production components and has a leading market position in North America. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive, heavy-duty truck, industrial equipment, steel, rail, electrical controls, aerospace and defense, lawn and garden and semiconductor industries. As of December 31, 2004, we employed approximately 3,200 persons.

      The following table summarizes the key attributes of each of our business segments:

Integrated Logistics
	Solutions	Aluminum Products	Manufactured Products

NET SALES(1)	$453.2 million (56% of total)	$135.4 million (17% of total)	$220.1 million (27% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 175,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Pump housings • Pinion carriers • Clutch retainers • Control arms • Knuckles • Brake calipers • Master cylinders	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
SELECTED INDUSTRIES SERVED	• Heavy-duty truck • Electrical controls • Automotive • Other vehicle • Industrial equipment • Power sports equipment • Lawn and garden • Semiconductor	• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck	• Steel • Automotive • Oil and gas • Rail • Aerospace and defense

(1)	Results are for the year ended December 31, 2004 and exclude the results of operations related to the assets of the Amcast Components Group prior to the date of acquisition on August 23, 2004.

      We have established leading market positions across a variety of industries, and we believe we maintain a #1 or #2 market position in products and services that represent more than 75% of our net sales. We benefit from long-term, entrenched relationships with high-quality customers that include leading OEMs, and we derive approximately 70% of our net sales from sole-source arrangements.

Integrated Logistics Solutions

      Our ILS business provides our customers with integrated supply chain management services for a broad range of high-volume, specialty production components. Our ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 32 logistics service centers in the United States, Mexico, Canada, Puerto Rico and Europe as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

      Products and Services. Supply chain management services, which is ILS’s primary focus for future growth, involves offering customers comprehensive, on-site management for most of their production component needs. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, ILS delivers an increasingly broad range of higher-cost production components including valves, fittings, steering components and many others. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, ILS recently began providing spare parts and aftermarket products to end users of its customers’ products.

      Supply chain management services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 ILS clients exceeds twelve years. ILS’s remaining non-manufacturing sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

      ILS also engineers and manufactures precision cold formed and cold extruded products, including locknuts, SPAC® nuts and wheel hardware, that are principally used in applications where controlled tightening is required due to high vibration. ILS produces both standard items and specialty products to customer specifications that are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.

      Markets and Customers. For the year ended December 31, 2004, approximately 79% of ILS’s net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico and Europe. Supply chain management services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

      ILS markets and sells its services to over 6,500 customers domestically and internationally. The principal markets served by ILS are heavy-duty truck, electrical controls, automotive, other vehicle, industrial equipment, power sports equipment, lawn and garden and semiconductor industries. The five largest customers, within which ILS sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 32% and 38% of sales of ILS for 2003 and 2004, respectively, with International Truck representing 15% and 19%, respectively, of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The loss of the International Truck account or any two of the remaining top five customers could have a material adverse effect on this segment.

      Competition. There are a limited number of companies who compete with ILS for supply chain service contracts. ILS competes mainly with domestic competitors primarily on the basis of its value-added services, which includes sourcing, engineering and delivery capabilities, geographic reach, extensive product selection, price and reputation for high service levels.

Aluminum Products

      We believe that we are one of the few part suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including permanent mold, low-pressure, die-cast, sand-cast and lost-foam, as well as a proprietary sub-liquidous process. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at six manufacturing facilities in Ohio, Indiana and Wisconsin.

      Products and Services. Our Aluminum Products business casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, heavy-duty truck and construction equipment OEMs, primarily on a sole-source basis. Aluminum Products’ principal products include transmission pump housings, intake manifolds, planetary pinion carriers, oil filter adapters, clutch retainers, bearing cups, brackets, oil pans and flywheel spacers. In addition, we also provide value-added services such as design engineering, machining and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions.

      Demand by automotive OEMs for aluminum castings has increased in recent years as they have sought lighter alternatives to steel and iron, primarily to increase fuel efficiency without compromising structural integrity. We believe that this replacement trend will continue as end-users and the regulatory environment require greater fuel efficiency. To capitalize on this trend, in August 2004, we acquired substantially all of the assets of the Amcast Components Group, a producer of aluminum automotive components. This acquisition significantly increased our production capacity and added attractive new customers, product lines and production technologies. We believe that the acquisition of the Amcast Components Group will significantly increase the net sales of our Aluminum Products business. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of the Amcast Components Group other than for the period from August 23, 2004 through December 31, 2004.

      Markets and Customers. The five largest customers, of which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 79% of Aluminum Products sales for both 2003 and 2004, respectively. The loss of any one of these customers could have a material adverse effect on this segment.

      Competition. The domestic aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers’ stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.

Manufactured Products

      Our Manufactured Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, rubber products and forged and machined products. We manufacture these products in eleven domestic facilities and eight international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan.

      Products and Services. Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 35%-40% of our induction heating and melting systems’ revenues is derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. We also produce and provide services and spare parts for other capital equipment such as pipe threading equipment for the oil and gas industry, oven systems and mechanical forging presses, as well as manufacture injection molded rubber and silicone products for use in automotive and industrial applications. Our forged and machined products include locomotive crankshafts, aircraft structural components such as landing gears and rail products such as railcar center plates. We also engineer and install mechanical forging presses for the automotive and truck manufacturing industries and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America.

      We manufacture injection molded rubber and silicone products for use in automotive and industrial applications. The rubber products facilities manufacture products for customers in the automotive, food processing and consumer appliance industries. Their products include wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets. During 2002, we reduced rubber products’ costs and discontinued underperforming products by selling one business unit and closing a manufacturing plant.

      Markets and Customers. In our Manufactured Products’ capital equipment business, approximately 38% of net sales for the year ended December 31, 2004 was derived from replacement parts and the provision of field service. In addition, we manufacture forged and machined products produced from closed-die metal forgings of up to 6,000 pounds. Aerospace forgings are sold primarily to machining companies and sub-assemblers who finish the products for sale to OEMs. We also machine, induction harden and surface finish crankshafts and camshafts used primarily in locomotives. In the fourth quarter of 2003, we decided to shut down our locomotive crankshaft forging plant and entered into a long-term supply contract to purchase locomotive crankshaft forgings at a more favorable price from a third-party supplier. Forged rail products are sold primarily to railcar builders and maintenance providers. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers, primarily in the transportation industries.

      Competition. Our capital equipment units compete with small to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. Our rubber products operating units compete primarily on the basis of price and product quality with other domestic small- to medium-sized manufacturers of injection molded rubber and silicone products. Our forged and machined products business competes domestically and internationally with other small- to medium-sized businesses on the basis of product quality and precision.

Sales and Marketing

      ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and northern Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

Raw Materials and Suppliers

      ILS purchases substantially all of its production components from third-party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources. ILS has multiple sources of supply for its products. An increasing portion of ILS’s delivered components are purchased from suppliers in foreign countries, primarily Taiwan, China, South Korea, India and Eastern Europe. We are dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

Customer Dependence

      We have thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding us with supplier quality awards. No customer accounted for more than 10% of consolidated sales in any of the past three years, except for International Truck in 2004 and 2003.

Backlog

      Management believes that backlog is not a meaningful measure for ILS, as a majority of ILS’s customers require just-in-time delivery of production components. Management believes that Aluminum Products’ and Manufactured Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

Environmental, Health and Safety Regulations

      We are subject to numerous federal, state and local laws and regulations designed to protect public health and the environment, particularly with regard to discharges and emissions, as well as handling, storage, treatment and disposal, of various substances and wastes. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil and criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Pursuant to certain environmental laws, owners or operators of facilities may be liable for the costs of response or other corrective actions for contamination identified at or emanating from current or former locations, without regard to whether the owner or operator knew of, or was responsible for, the presence of any such contamination, and for related damages to natural resources. Additionally, persons who arrange for the disposal or treatment of hazardous substances or materials may be liable for costs of response at sites where they are located, whether or not the site is owned or operated by such person.

      From time to time, we have incurred and are presently incurring costs and obligations for correcting environmental noncompliance and remediating environmental conditions at certain of our properties. In general, we have not experienced difficulty in complying with environmental laws in the past, and compliance with environmental laws has not had a material adverse effect on our financial condition, liquidity and results of operations. Our capital expenditures on environmental control facili-

ties were not material during the past five years and such expenditures are not expected to be material to us in the foreseeable future.

      We are currently, and may in the future, be required to incur costs relating to the investigation or remediation of property, including property where we have disposed of our waste, and for addressing environmental conditions. For instance, we have been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws, which provide for strict and, under certain circumstances, joint and several liability. We are participating in the cost of certain clean-up efforts at several of these sites. The availability of third-party payments or insurance for environmental remediation activities is subject to risks associated with the willingness and ability of the third party to make payments. However, our share of such costs has not been material and, based on available information, we do not expect our exposure at any of these locations to have a material adverse effect on our results of operations, liquidity or financial condition.

Information as to Industry Segment Reporting and Geographic Areas

      The information contained under the heading of “Note M—Industry Segments” of the notes to the consolidated financial statements included herein, relating to (i) net sales, income (loss) before income taxes and change in accounting principles, identifiable assets and other information by industry segment and (ii) net sales and assets by geographic region for the years ended December 31, 2004, 2003, and 2002 is incorporated herein by reference.

Recent Developments

      The information contained under the heading of “Note D—Acquisitions” of the notes to the consolidated financial statements included herein, is incorporated by reference.

Available Information

      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including amendments to these reports, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website at http://www.PKOH.com.

Item 2.	Properties

       As of December 31, 2004, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States, and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 90% of the available square footage was located in the United States. Approximately 49% of the available square footage was owned. In 2004, approximately 35% of the available domestic square footage was used by the ILS segment, 38% was used by the Manufactured Products segment and 27% by the Aluminum Products segment. Approximately 27% of the available foreign square footage was used by the ILS segment and 73% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

      The following table provides information relative to our principal facilities as of December 31, 2004.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage	Use

ILS(1)	Cleveland, OH	Leased	41,000 (2)	ILS Corporate Office
	Dayton, OH	Leased	84,700	Logistics
	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	St. Paul, MN	Leased	74,425	Logistics
	Atlanta, GA	Leased	56,000	Logistics
	Dallas, TX	Leased	49,985	Logistics
	Nashville, TN	Leased	44,900	Logistics
	Charlotte, NC	Leased	36,800	Logistics
	Kent, OH	Leased	225,000	Manufacturing
	Mississauga, Ontario, Canada	Leased	56,000	Manufacturing
	Solon, OH	Leased	42,600	Logistics
	Cleveland, OH	Leased	40,000	Manufacturing
	Delaware, OH	Owned	45,000	Manufacturing

ALUMINUM	Conneaut, OH(3)	Leased/Owned	283,800	Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000	Manufacturing
	Fremont, IN	Owned	108,000	Manufacturing
	Wapakoneta, OH	Owned	185,000	Manufacturing
	Richmond, IN	Leased/Owned	140,000	Manufacturing
	Cedarburg, WI	Leased	130,000	Manufacturing

MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000	Manufacturing
PRODUCTS(4)	Le Roeulx, Belgium	Owned	120,000	Manufacturing
	Euclid, OH	Owned	154,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Boaz, AL	Owned	100,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Oxted, England	Owned	135,000	Manufacturing
	Cicero, IL	Owned	450,000	Manufacturing
	Cleveland, OH	Leased	150,000	Manufacturing
	Shanghai, China	Leased	40,000	Manufacturing

(1)	ILS has 31 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 10,000 square feet used by Park-Ohio Corporate Office.

(3)	Includes three leased properties with square footage of 82,300, 64,000 and 45,700 and one owned property of 91,800 square feet.

(4)	Manufactured Products has 18 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3. Legal Proceedings

       We are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on our financial condition, liquidity or results of operations. We have been named as one of many defendants in a number of asbestos-related personal injury lawsuits. Most of the cases that have been dismissed were because of a failure to identify an asbestos containing product manufactured by us or a predecessor. Our cost of defending such lawsuits has not been material to date and based upon available information, our management does not expect our future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity of financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A. Executive Officers of the Registrant

       Information with respect to the executive officers of the Company is as follows:

Name	Age	Position

Executive Officers

Edward F. Crawford	65	Chairman of the Board, Chief Executive Officer and Director

Matthew V. Crawford	35	President and Chief Operating Officer and Director

Richard P. Elliott	48	Vice President and Chief Financial Officer

Robert D. Vilsack	44	Secretary and General Counsel

Patrick W. Fogarty	44	Director of Corporate Development

      Mr. E. Crawford has been Chairman of the Board and Chief Executive Officer since 1992. Mr. E. Crawford has also served as the Chairman of The Crawford Group, a group of manufacturing companies, since 1964 and is also a Director of Continental Global Group, Inc.

      Mr. M. Crawford has been President and Chief Operating Officer since 2003 and joined us in 1995 as Assistant Secretary and Corporate Counsel. He was also our Senior Vice President from 2001 to 2003. Mr. M. Crawford became one of our directors in August 1997 and has served as President of Crawford Container since 1991 and President of The Crawford Group since 1995. Mr. E. Crawford is the father of Mr. M. Crawford.

      Mr. Elliott has been Vice President and Chief Financial Officer since joining us in May 2000. Mr. Elliott held various positions, including partner, at Ernst & Young LLP from January 1986 to April 2000. At Ernst & Young, Mr. Elliott did not perform services for us.

      Mr. Vilsack has been Secretary and General Counsel since joining us in 2002. From 1999 until his employment with us, Mr. Vilsack was engaged in the private practice of law. From 1997 to 1999, Mr. Vilsack was Vice President, General Counsel and Secretary of Medusa Corporation, a manufacturer of Portland cement, and prior to that was Vice President, General Counsel and Secretary of Figgie International Inc., a manufacturing conglomerate.

      Mr. Fogarty has been Director of Corporate Development since 1997 and joined us in 1995 as Director of Finance.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       The Company’s common stock, par value $1 per share, trades on The Nasdaq National Market under the symbol PKOH. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2004. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit agreement and the indenture governing the Company’s 8.375% Senior Subordinated Notes restrict the payment of dividends.

Quarterly Common Stock Price Ranges

	2004		2003

Quarter	High	Low	High	Low

1st	$10.06	$7.30	$4.42	$2.55

2nd	13.32	8.60	5.12	3.10

3rd	20.12	11.26	9.99	4.76

4th	26.19	18.18	12.26	6.92

      The number of shareholders of record for the Company’s common stock as of February 28, 2005 was 980. The three largest shareholders of the Company as of February 28, 2005 and their respective percentage beneficial ownership of common stock of the Company were as follows: Edward F. Crawford with 20.8%, Matthew V. Crawford with 11.4% and GAMCO Investors, Inc. (Gabelli Funds) with 13.6%.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002	2001	2000

Selected Statement of Operations Data(a):

Net sales	$808,718	$624,295	$634,455	$636,417	$754,674

Cost of products sold(b)	682,658	527,586	546,857	552,293	627,162

Gross profit	126,060	96,709	87,598	84,124	127,512

Selling, general and administrative expenses	77,048	62,667	57,830	66,623	74,974

Amortization of goodwill	-0-	-0-	-0-	3,733	3,907

Restructuring and impairment charges(b)	-0-	18,808	13,601	18,163	-0-

Operating income (loss)(b)	49,012	15,234	16,167	(4,395)	48,631

Non-operating items, net(c)	-0-	-0-	-0-	1,850	10,118

Interest expense(d)	31,413	26,151	27,623	31,108	30,812

Income (loss) before income taxes and cumulative effect of accounting change	17,599	(10,917)	(11,456)	(37,353)	7,701

Income taxes (benefit)	3,400	904	897	(11,400)	7,183

Income (loss) before cumulative effect of accounting change	14,199	(11,821)	(12,353)	(25,953)	518

Cumulative effect of accounting change	-0-	-0-	(48,799)	-0-	-0-

Net income (loss)	$14,199	$(11,821)	$(61,152)	$(25,953)	$518

Amounts per common share — basic:

Income (loss) before cumulative effect of accounting change	$1.34	$(1.13)	$(1.18)	$(2.49)	$.05

Cumulative effect of accounting change	$-0-	$-0-	$(4.68)	$-0-	$-0-

Net income (loss)	$1.34	$(1.13)	$(5.86)	$(2.49)	$.05

Amounts per common share — diluted:

Income (loss) before cumulative effect of accounting change	$1.27	$(1.13)	$(1.18)	$(2.49)	$.05

Cumulative effect of accounting change	$-0-	$-0-	$(4.68)	$-0-	$-0-

Net income (loss)	$1.27	$(1.13)	$(5.86)	$(2.49)	$.05

	Year Ended December 31,

	2004	2003	2002	2001	2000

Other Financial Data:

Net cash flows provided by operating activities	$1,633	$13,305	$28,578	$23,766	$24,025

Net cash flows (used) by investing activities	(21,952)	(3,529)	(17,993)	(7,872)	(25,781)

Net cash flows provided (used) by financing activities	23,758	(14,870)	(5,645)	(14,634)	(1,499)

Capital expenditures, net	11,955	10,869	14,731	13,923	24,968

Selected Balance Sheet Data (as of period end):

Cash and cash equivalents	$7,157	$3,718	$8,812	$3,872	$2,612

Working capital	169,836	148,919	148,151	183,025	227,297

Total assets	610,022	507,452	540,858	593,117	649,261

Total debt	338,307	310,225	325,122	330,768	345,402

Shareholders’ equity	72,393	56,025	62,899	127,708	154,867

(a)	The selected consolidated financial data is not directly comparable on a year-to-year basis due to acquisitions made throughout the five years ended December 31, 2004, which include the following:

2004 —	Amcast Components Group

2002 —	Ajax Magnethermic

2000 —	IBM’s plant automation software product lines and related assets

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

In 2003, the Company recorded non-cash charges aggregating $19.4 million for restructuring and asset impairment charges primarily related to restructuring at the Company’s Forge Group. The charges are composed of $.6 million for the impairment of inventory, which is included in cost of products sold, and $18.8 million for other restructuring and asset impairment charges.

(c)	In 2000, non-operating items, net was comprised of (i) a loss of $15.3 million on the sale of substantially all of the assets of Kay Home Products and (ii) a gain of $5.2 million resulting from interim payments from the Company’s insurance carrier related primarily to replacement of property, plant and equipment destroyed in a fire at its Cicero Flexible Products facility. In 2001, non-operating items, net was comprised of $1.9 million of fire-related non-recurring business interruption costs, which were not covered by insurance.

(d)	In 2004, the Company issued $210 million of 8.375% Senior Subordinated Notes due 2014. Proceeds from this debt were used to fund the tender and early redemption of the 9.25% Senior Subordinated Notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% Senior Subordinated Notes totaling $6.0 million.

(e)	No dividends were paid during the five years ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to debt extinguishment costs and writeoff of deferred financing costs associated with the tender and early redemption during 2004 of our 9.25% Senior Subordinated Notes due 2007, restructuring and unusual charges in 2002 and 2003, a goodwill impairment charge in 2002 to reflect the cumulative effect of an accounting change, and acquisitions and divestitures during the three years ended December 31, 2004.

Executive Overview

      We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, electrical controls, automotive and other vehicle, industrial equipment, power sports equipment, lawn and garden equipment, and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, construction equipment and heavy-duty truck OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, rubber products, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs and end-users in the steel, automotive, oil and gas, rail, and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note M to the consolidated financial statements.

      During 2004, we experienced the increased sales and profitability previously forecast, as the manufacturing economy returned to growth, particularly in three of our customer industries: heavy-duty truck; semiconductor equipment; and equipment for steel manufacturing. Net sales increased 30% compared to 2003. Profitability increased more than proportionally to sales, based on cost reductions from our restructuring during the downturn in 2001, 2002 and 2003. During those years, we consolidated 28 supply chain logistics facilities, and closed or sold 11 manufacturing plants.

      During 2004, we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit agreement. In November 2004, we sold $210.0 million of 8.375% Senior Subordinated Notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of our 9.25% Senior Subordinated Notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the repurchased senior subordinated notes.

      In December 2004, we amended our revolving credit agreement, extending its maturity to six years so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset based formula, and providing lower interest rate levels. Borrowings under the credit agreement are secured by substantially all our assets. We had approximately $53.9 million of unused borrowing availability at December 31, 2004. Funds provided by operations plus available borrowings under the revolving credit agreement are expected to be adequate to meet our cash requirements.

      We acquired substantially all of the assets of the Amcast Components Group on August 23, 2004 for $10.0 million cash and the assumption of approximately $9.0 million of operating liabilities. We sold substantially all the assets of St. Louis Screw and Green Bearing in first quarter 2003, for cash totaling approximately $7.3 million, and Castle Rubber Company in second quarter 2002, for cash of approximately $2.5 million. We purchased substantially all the assets of Ajax Magnethermic Corp. in third quarter 2002, for cash of approximately $5.5 million.

Accounting Changes and Goodwill

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, we reviewed goodwill and other intangible assets and recorded a non-cash goodwill impairment charge of $48.8 million, which was recorded as the cumulative effect of a change in accounting principle effective January 1, 2002. Circumstances which led to this goodwill impairment included reduced sales, profitability and growth rates of the units with goodwill (see Note C to the consolidated financial statements), and reduced transaction prices for comparable businesses, which were themselves results of the downturn in the economy. The effects of these circumstances on our operations, financial condition and liquidity are reflected in 2002 and 2003 results. The goodwill impairment itself did not have any effect on operations. Under FAS 142, goodwill was not amortized, starting in 2002.

      In accordance with FAS 142, goodwill is now reviewed annually for potential impairment. This review was performed as of October 1, 2004, 2003 and 2002, using forecasted discounted cash flows, and it was determined that no further impairment is required.

      At December 31, 2004, the balance sheet reflected $82.6 million of goodwill in the ILS and Aluminum Products segments. In 2004, discount rates used ranged from 10.25% to 12.25%, and long-term revenue growth rates used ranged from 3.5% to 4.0%.

      In 2003, we changed our method of accounting for the 15% of inventories utilizing the LIFO method to the FIFO method. As required by accounting principles generally accepted in the United States, the Company restated its balance sheet as of December 31, 2002 and increased inventories by the recorded LIFO reserve ($4.4 million), increased deferred tax liabilities ($1.7 million), and increased shareholders’ equity ($2.7 million). Previously reported results of operations were not restated because the impact of utilizing the LIFO method had an insignificant impact on the Company’s reported amounts for consolidated net income (loss). See also Note B to the consolidated financial statements.

Results of Operations

2004 versus 2003

Net Sales by Segment:

	Year Ended
	December 31,				Acquired/
				Percent	(Divested)
	2004	2003	Change	Change	Sales

ILS	$453.2	$377.6	$75.6	20%	$(1.0)

Aluminum Products	135.4	90.1	45.3	50%	30.4

Manufactured Products	220.1	156.6	63.5	41%	15.9

Consolidated net sales	$808.7	$624.3	$184.4	30%	$45.3

      Net sales increased by 30% in 2004, compared to 2003. ILS sales increased due to general economic growth, in particular due to significant growth in the heavy-duty truck and semiconductor industries, the addition of new customers, and increases in product range to existing customers. ILS growth was partially offset by a $1.0 million sales decrease related to the 2003 sale of Green Bearing. Aluminum Products 2004 sales increased $30.4 million due to the Amcast Components Group acquisition in August 2004, with additional growth from new contracts and increased volumes in the existing business. Manufactured Products sales increased primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $15.9 million was due to the second quarter 2004 acquisition of the remaining 66% of the common stock of Jamco, partially offset by the divestiture of St. Louis Screw in the first quarter of 2003.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

Consolidated cost of products sold	$682.6	$527.6	$155.0	29%

Consolidated gross profit	$126.1	$96.7	$29.4	30%

Gross margin	15.6%	15.5%

      Cost of products sold increased 29% in 2004 compared to 2003, while gross margin increased to 15.6% from 15.5% in 2003. ILS gross margin decreased modestly, primarily due to steel price increases and mix changes, and the negative impact of $1.1 million resulting from the bankruptcy of a significant customer, Murray, Inc. Aluminum Products gross margin decreased due to a combination of the addition of lower-margin Amcast business, product mix and pricing changes, and specific one-time costs incurred in 2004 for product startup, scrap and reserves. The $30.4 million of sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. We expect margins at the acquired plants to increase over time, as a result of post-acquisition cost reductions, price increases and new business. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses. Gross margins in both the Aluminum Products and Manufactured Products segments were negatively impacted by rising natural gas costs.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

Consolidated SG&A expenses	$77.0	$62.7	$14.3	23%

SG&A as a percent of sales	9.5%	10.0%

      Consolidated SG&A expenses increased by 23% in 2004 compared to 2003. Approximately $5.5 million of the SG&A increase was due to acquisitions, primarily Jamco and Amcast Components Group, and compliance costs associated with Section 404 of the Sarbanes-Oxley Act, while the remainder was primarily due to increased sales and production volumes. Despite this increase, SG&A expenses as a percent of sales decreased by 50 basis points due both to cost reductions from restructuring and to the absorption of these expenses over increased sales. SG&A expenses were reduced in 2004 compared to 2003 by a $2.3 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

Interest expense	$31.4	$26.2	$5.2	20%

Debt extinguishment costs included in interest expense	$6.0

Average outstanding borrowings	$328.9	$320.8	$8.1	3%

Average borrowing rate	7.74%	8.15%	(41) basis points

      Interest expense increased in 2004 compared to 2003, primarily due to the fourth quarter 2004 debt extinguishment costs. These costs primarily related to premiums and other transaction costs associated with the tender and early redemption and writeoff of deferred financing costs associated with the 9.25% Senior Subordinated Notes. Excluding these costs, interest decreased due to lower average interest rates in 2004, partially offset by higher average outstanding borrowings. The lower average borrowing rate in 2004 was due primarily to decreased rates on our revolving credit agreement. The increase in average borrowings in 2004 resulted primarily from higher working capital requirements.

Income Tax:

      The effective income tax rate for 2004 was 19%. Primarily foreign and certain state income taxes were provided for in both years, because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes. We have not recognized any tax benefit for these loss carryforwards. In accordance with the provision of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes,” we recorded no tax benefit for the 2003 net loss because we had incurred three years of cumulative losses. Income taxes of $.9 million were provided in 2003, primarily for state and foreign taxes on profitable operations.

2003 versus 2002

Net Sales by Segment:

	Year Ended
	December 31,
				Percent
	2003	2002	Change	Change

ILS	$377.6	$398.1	$(20.5)	-5%

Aluminum products	90.1	106.1	(16.0)	-15%

Manufactured products	156.6	130.2	26.4	20%

Consolidated net sales	$624.3	$634.4	$(10.1)	-2%

      Net sales declined by 2% in 2003. $10.4 million of the ILS sales decline related to the sale of Green Bearing and the termination of a high-margin pharmaceutical sales contract, while the remainder reflected general economic weakness. Aluminum Products net sales were lower primarily due to the ending of $10.0 million of sales contracts, the majority of which relate to the closure of the Tupelo and Hudson plants. Manufactured Products net sales increased $26.4 million primarily in the induction business. The acquisition of Ajax Magnethermic increased 2003 net sales by $29.6 million and the divestiture of Castle Rubber and St. Louis Screw decreased 2003 net sales by $6.8 million.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,

	2003	2002	Change	Percent

Consolidated cost of products sold	$527.6	$546.9	$(19.3)	-4%

Inventory writedowns from restructuring included in Cost of Products Sold	0.6	5.6	(5.0)

Net gross profit impact of acquisition & divestitures	(4.4)		(4.4)

Consolidated gross profit	$96.7	$87.6	$ 9.1	10%

Gross margin	15.5%	13.8%

      Cost of products sold declined 4% in 2003, and gross profit increased 10%, while gross margin increased to 15.5% in 2003, from 13.8% in 2002. ILS gross margin decreased primarily due to reduced absorption of fixed overhead over a smaller sales base and the positive effect on 2002 of the early termination of a high-margin pharmaceutical sales contract, partially offset by lower inventory costs, facility costs and other cost reductions. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business.

SG&A Expenses:

	Year Ended
	December 31,				2003	2002
				Percent	SG&A	SG&A
	2003	2002	Change	Change	Percent	Percent

Consolidated SG&A expenses	$62.7	$57.8	$4.9	8%	10.0%	9.1%

Net SG&A expense impact of acquisition & divestitures	(3.9)		(3.9)

      Consolidated SG&A expenses increased by 8% in 2003, while SG&A expenses as a percentage of net sales increased to 10.0% for 2003 compared to 9.1% for 2002. This increase was due primarily to the net impact of acquisitions and divestitures and the $2.6 million reduction of net pension credits reflecting less favorable returns on pension plan assets, partially offset by reductions in other SG&A costs in all three segments.

Interest Expense:

	Year Ended
	December 31,

	2003	2002	Change	Percent

Interest expense	$26.2	$27.6	$(1.4)	-5%

Average outstanding borrowings	$320.8	$333.6	$(12.8)	-4%

Average borrowing rate	8.15%	8.28%	(13) basis points

      Interest expense decreased by 5% due to lower average debt outstanding and lower average interest rates during 2003. The decrease in average borrowings resulted primarily from the sale of two manufacturing units and lower working capital requirements. The lower average borrowing rate in 2003 was due primarily to decreased rates on the Company’s new revolving credit agreement, beginning in August 2003.

Income Tax:

      In accordance with the provision of FAS 109, the Company recorded no tax benefit for the 2003 or 2002 net losses, because in both years it had incurred three years of cumulative losses. Income taxes of $.9 million were provided in 2003 and 2002, primarily for state and foreign taxes on profitable operations. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

Liquidity and Sources of Capital

      Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a new revolving credit agreement with a group of banks. On November 5, 2003, this credit agreement was amended to provide a facility for our subsidiaries in Canada and the United Kingdom. On December 29, 2004, we amended this credit agreement to extend the maturity to six years, increase the credit line, provide lower interest rate brackets and modify certain covenants to provide greater flexibility. Under the terms of the revolving credit agreement, as amended, we may borrow up to $200.0 million subject to an asset based formula. Borrowings under the revolving credit agreement are secured by substantially all our assets. Borrowings from the revolving credit agreement will be used for general corporate purposes. The revolving credit agreement expires on December 31, 2010.

      Amounts borrowed under the revolving credit agreement may be borrowed at the Company’s election at either (i) LIBOR plus 75 – 225 basis points or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit agreement. Under the revolving credit agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of December 31, 2004, the Company had $120.6 million outstanding under the revolving credit agreement, and approximately $53.9 million of unused borrowing availability.

      Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet cash requirements for the next twelve months and through 2010, when the revolving credit agreement matures. The future availability of bank borrowings under the revolving credit agreement is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the financial covenant could materially impact the availability and interest rate of future borrowings.

      A significant component of the debt service ratio coverage calculation is EBITDA, as defined. EBITDA, as defined, reflects earnings before cumulative effect of accounting change, interest and income taxes, and excludes depreciation, amortization, certain non-cash charges and corporate-level expenses as defined in the Company’s revolving credit agreement. EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company presents EBITDA, as defined, because management believes that this measure could be useful to investors as an indication of the Company’s satisfaction of its debt service coverage ratio covenant in its revolving credit agreement and because EBITDA, as defined, is a measure used under the Company’s revolving credit agreement to determine whether the Company may incur additional debt under such facility. EBITDA as defined herein may not be comparable to other similarly titled measures of other companies.

      The following table reconciles net income (loss) to EBITDA, as defined:

	2004	2003	2002	2001	2000

Net income (loss)	$14,199	$(11,821)	$(61,152)	$(25,953)	$518

Add back:

Cumulative effect of accounting change	-0-	-0-	48,799	-0-	-0-

Income taxes (benefit)	3,400	904	897	(11,400)	7,183

Interest expense	31,413	26,151	27,623	31,108	30,812

Depreciation and amortization	15,385	15,562	16,307	19,911	20,048

Restructuring and impairment charges	-0-	19,446	19,190	28,463	-0-

Non-operating items	-0-	-0-	-0-	1,850	10,118

Miscellaneous	335	319	580	507	205

EBITDA, as defined	$64,732	$50,561	$52,244	$44,486	$68,884

      At December 31, 2004, the Company was in compliance with the debt service ratio covenant and the other covenants in the revolving credit agreement.

      The ratio of current assets to current liabilities was 1.97 at December 31, 2004 versus 2.29 at December 31, 2003. Working capital increased by $20.9 million to $169.8 million at December 31, 2004 from $148.9 million at December 31, 2003. Major components of working capital, including accounts receivable, inventories, other current assets, trade accounts payable and accrued expenses, increased substantially during 2004 due primarily to significant revenue growth and the acquisition of Amcast Components Group and Jamco.

      During 2004, the Company provided $1.6 million from operating activities as compared to providing $13.3 million in 2003. The decrease of $11.7 million was primarily the result of the increase in working capital, net of the impact of acquisitions, of $18.9 million and the absence of non-cash restructuring charges ($18.6 million in 2003) offset by the increase in net income of $26.0 million. During 2004, the Company also invested $12.0 million in capital expenditures and $10.0 million in an acquisition, generated $205.2 million from the issuance of the 8.375% Senior Subordinated Notes and $18.0 million from its bank credit agreements and used $199.9 million to redeem the 9.25% Senior Subordinated Notes. These activities resulted in an increase in cash of $3.4 million for the year.

      During 2003, the Company provided $13.3 million from operating activities as compared to providing $28.6 million in 2002. The decrease of $15.3 million was primarily the result of a reduction in the net loss of $49.3 million adjusted for non-cash items equaling $34.2 million in 2003 as compared to $77.5 million of similar non-cash items in 2002. The non-cash items include cumulative effect of a change in accounting principle, depreciation and amortization expense, restructuring and impairment charges and deferred income taxes. Net cash provided by operating activities was also impacted by the reduction in accounts payable and accrued expenses. During 2003, the Company also invested $10.9 million in capital expenditures, used $14.9 million to pay down debt, and generated $7.3 million from the divestiture of two manufacturing units. These activities resulted in a decrease in cash of $5.1 million for the year.

      During 2002, the Company provided $28.6 million from operating activities as compared to providing $23.8 million in 2001. The increase of $4.8 million was primarily the result of an increase in the net loss of $35.2 million adjusted for non-cash items of $77.5 million in 2002 as compared to $29.8 million in 2001, which was the result of the cumulative effect of a change in accounting principle of $48.8 in 2002. Net cash provided by operating activities was also impacted by the reduction in the increase in accounts receivable and inventory in 2002 compared to 2001. During 2002, the Company also invested $14.7 million in capital expenditures, used $5.6 million to pay down debt, and consumed $3.3 million from the net of an acquisition and a divestiture. These activities resulted in an increase in cash of $5.0 million for the year.

      We do not have off-balance-sheet arrangements, financing or other relationships with unconsolidated entities or other persons. We enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the US dollar. At December 31, 2004, $.5 million of such hedge contracts were outstanding. We currently use no other derivative instruments.

      The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2004:

		Payments due or Commitment Expiration Per
		Period

		Less Than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
(In Thousands)
Long-term debt obligations	$338,307	$2,931	$1,657	$1,363	$332,356

Capital lease obligations	-0-	-0-	-0-	-0-	-0-

Operating lease obligations	33,428	9,820	12,663	7,087	3,858

Purchase obligations	103,809	103,802	7	-0-	-0-

Standby letters of credit	10,618	7,212	3,370	36	-0-

Total	$486,162	$123,765	$17,697	$8,486	$336,214

Critical Accounting Policies

      Preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions which affect amounts reported in our consolidated financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      Revenue Recognition: We recognize more than 93% of our revenue when title is transferred to unaffiliated customers, typically upon shipment. Our remaining revenue, from long-term contracts, is recognized using the percentage of completion method of accounting. Selling prices are fixed based on purchase orders or contractual arrangements. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.”

      Allowance for Uncollectible Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Writeoffs of accounts receivable have historically been low.

      Allowance for Obsolete and Slow Moving Inventory: Inventories are stated at the lower of cost or market value and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve allowances required.

      Impairment of Long-Lived Assets: Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2003, 2002 and 2001, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note P to the consolidated financial statements included elsewhere herein.

      Restructuring: We recognize costs in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“EITF 94-3”), and SAB No. 100, “Restructuring and Impairment Charges” for charges prior to 2003. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

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

      Goodwill: We adopted FAS 142 as of January 1, 2002. Under FAS 142, we are required to review goodwill for impairment annually or more frequently if impairment indicators arise.

      We completed the transitional impairment review of goodwill during the fourth quarter of 2002 and recorded a non-cash charge of $48.8 million. The charge has been reported as a cumulative effect of a change in accounting principle. We have also completed the annual impairment test as of October 1, 2004, 2003 and 2002 and have determined that no additional goodwill impairment existed as of those dates.

      Deferred Income Tax Assets and Liabilities: We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement benefits will be paid.

      At December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $47.7 million, which will expire between 2021 and 2024. In accordance with the provisions of FAS 109, the tax benefits related to these carryforwards have been fully reserved as of December 31, 2004 because the Company is in a three-year cumulative loss position.

      Pension and Other Postretirement Benefit Plans: We and our subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans and postretirement benefit plans covering substantially all employees. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including interest rates, return on pension plan assets, rate of compensation increases and health care cost trends. Pension plan asset performance in the future will directly impact our net income. We have evaluated our pension and other postretirement benefit assumptions, considering current trends in interest rates and market conditions and believe our assumptions are appropriate.

      Stock-Based Compensation: We have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense resulting from fixed awards of restricted shares is measured at the date of grant and expensed over the vesting period.

      An alternative method of accounting for stock-based compensation would be the fair value method defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 permits use of the intrinsic value method and does not require companies to account for employee stock options using the fair value method. Had compensation cost for stock options granted been determined based on the fair value method of FAS 123, our net income (loss) and diluted income (loss) per share would have been (decreased) increased by ($.3) million (($.03) per share) in 2004, $.3 million ($.03 per share) in 2003, and $.4 million ($.04 per share) in 2002.

      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R will be effective as of July 1, 2005. FAS 123R is a revision of FAS 123 and supersedes APB 25. The Company is currently evaluating the impact of FAS 123R on its consolidated financial statements.

Environmental

      We have been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws that provide for strict and, under certain circumstances, joint and several liability. We are participating in the cost of certain clean-up efforts at several of these sites. However, our share of such costs has not been material and based on available information, our management does not expect our exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

      We have been named as one of many defendants in a number of asbestos-related personal injury lawsuits. Our cost of defending such lawsuits has not been material to date and, based upon available information, our management does not expect our future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial condition. We caution, however, that inherent in management’s estimates of our exposure are expected trends in claims severity, frequency and other factors that may materially vary as claims are filed and settled or otherwise resolved.

Seasonality; Variability of Operating Results

      Our results of operations are typically stronger in the first six months than the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and due to holidays in the fourth quarter.

      The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment businesses, included in the Manufactured Products segment, which typically ship a few large systems per year.

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

       We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $120.6 million at December 31, 2004. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2004.

      Our foreign subsidiaries generally conduct business in local currencies. During 2004, we recorded a favorable foreign currency translation adjustment of $2.1 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar, British pound and euro. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

      Our largest exposures to commodity prices relate to steel and natural gas price increases, which have increased significantly in 2004. We do not have any commodity swap agreements or hedge contracts for future increases in steel or natural gas prices.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management has identified no material weakness in internal control over financial reporting.

      Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This attestation report is included at page 25 of this Annual Report on Form 10-K.

Park-Ohio Holdings Corp.

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Park-Ohio Holdings Corp.

      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Park-Ohio Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Park-Ohio Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Park-Ohio Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park-Ohio Holdings Corp.

      We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

      As discussed in Note B to the consolidated financial statements, effective June 30, 2003, the Company changed its method of accounting for inventories at certain subsidiaries. As discussed in Note C to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 10, 2005

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands)

ASSETS
Current Assets

Cash and cash equivalents	$7,157	$3,718

Accounts receivable, less allowances for doubtful accounts of $3,976 in 2004 and $3,271 in 2003	145,475	100,938

Inventories	177,294	149,075

Other current assets	14,593	10,780

Total Current Assets	344,519	264,511
Property, Plant and Equipment

Land and land improvements	6,788	6,059

Buildings	36,217	37,606

Machinery and equipment	186,489	182,045

	229,494	225,710

Less accumulated depreciation	118,821	129,559

	110,673	96,151
Other Assets

Goodwill	82,565	82,278

Net assets held for sale	3,027	2,321

Other	69,238	62,191

	$610,022	$507,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Trade accounts payable	$108,868	$66,158

Accrued expenses	60,003	46,623

Current portion of long-term liabilities	5,812	2,811

Total Current Liabilities	174,683	115,592
Long-Term Liabilities, less current portion

8.375% Senior Subordinated Notes due 2014	210,000	-0-

9.25% Senior Subordinated Notes due 2007	-0-	199,930

Revolving credit	120,600	101,000

Other long-term debt	4,776	8,234

Other postretirement benefits and other long-term liabilities	27,570	26,671

	362,946	335,835
Shareholders’ Equity
Capital stock, par value $1 per share

Serial preferred stock:

Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-

Common stock:

Authorized — 40,000,000 shares; Issued — 11,546,943 shares in 2004 and 11,288,195 in 2003	11,547	11,288

Additional paid-in capital	56,530	55,858

Retained earnings	15,206	1,007

Treasury stock, at cost, 725,676 shares in 2004 and 2003	(8,864)	(8,864)

Accumulated other comprehensive loss	(1,676)	(3,264)

Unearned compensation — restricted stock awards	(350)	-0-

	72,393	56,025

	$610,022	$507,452

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)

Net sales	$808,718	$624,295	$634,455

Cost of products sold	682,658	527,586	546,857

Gross profit	126,060	96,709	87,598

Selling, general and administrative expenses	77,048	62,667	57,830

Restructuring and impairment charges	-0-	18,808	13,601

Operating income	49,012	15,234	16,167

Interest expense	31,413	26,151	27,623

Income (loss) before income taxes and cumulative effect of accounting change	17,599	(10,917)	(11,456)

Income taxes	3,400	904	897

Income (loss) before cumulative effect of accounting change	14,199	(11,821)	(12,353)

Cumulative effect of accounting change	-0-	-0-	(48,799)

Net income (loss)	$14,199	$(11,821)	$(61,152)

Amounts per common share — basic:

Income (loss) before cumulative effect of accounting change	$1.34	$(1.13)	$(1.18)

Cumulative effect of accounting change	$-0-	$-0-	$(4.68)

Net income (loss)	$1.34	$(1.13)	$(5.86)

Amounts per common share — diluted:

Income (loss) before cumulative effect of accounting change	$1.27	$(1.13)	$(1.18)

Cumulative effect of accounting change	$-0-	$-0-	$(4.68)

Net income (loss)	$1.27	$(1.13)	$(5.86)

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Stock	Capital	Earnings	Stock	Income (Loss)	Compensation	Total

	(Dollars in thousands)

Balance at January 1, 2002	$11,210	$56,135	$73,980	$(9,092)	$(4,252)	$(273)	$127,708

Amortization of restricted stock						187	187

Comprehensive income (loss):

Net loss			(61,152)				(61,152)

Foreign currency translation adjustment					1,711		1,711

Minimum pension liability					(5,555)		(5,555)

Comprehensive (loss)							(64,996)

Balance at December 31, 2002	11,210	56,135	12,828	(9,092)	(8,096)	(86)	62,899

Amortization of restricted stock						86	86

Comprehensive (loss):

Net loss			(11,821)				(11,821)

Foreign currency translation adjustment					3,632		3,632

Minimum pension liability					1,200		1,200

Comprehensive (loss)							(6,989)

Exercise of stock options (110,533 shares)	78	(277)		228			29

Balance at December 31, 2003	11,288	55,858	1,007	(8,864)	(3,264)	-0-	56,025

Comprehensive income (loss):

Net income			14,199				14,199

Foreign currency translation adjustment					2,071		2,071

Minimum pension liability					(483)		(483)

Comprehensive income (loss)							15,787

Restricted stock award	28	405				(433)	-0-

Amortization of restricted stock						83	83

Exercise of stock options (231,748 shares)	231	267					498

Balance at December 31, 2004	$11,547	$56,530	$15,206	$(8,864)	$(1,676)	$(350)	$72,393

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income (loss)	$14,199	$(11,821)	$(61,152)

Adjustments to reconcile net loss to net cash provided by operations:

Cumulative effect of accounting change	-0-	-0-	48,799

Depreciation and amortization	15,468	15,562	16,307

Restructuring and impairment charges	-0-	18,641	10,399

Deferred income taxes	-0-	-0-	1,951

Changes in operating assets and liabilities excluding acquisitions of businesses:

Accounts receivable	(35,606)	539	4,652

Inventories	(26,541)	6,991	4,682

Accounts payable and accrued expenses	39,419	(11,984)	15,787

Other	(5,306)	(4,623)	(12,847)

Net cash provided by operating activities	1,633	13,305	28,578
INVESTING ACTIVITIES

Purchases of property, plant and equipment, net	(11,955)	(10,869)	(14,731)

Costs of acquisitions, net of cash acquired	(9,997)	-0-	(5,748)

Proceeds from the sale of business units	-0-	7,340	2,486

Net cash used by investing activities	(21,952)	(3,529)	(17,993)
FINANCING ACTIVITIES

Proceeds from bank arrangements, net	18,012	112,000	6,749

Payments on long-term debt	(199,930)	(126,899)	(12,394)

Issuance of 8.375% Senior Subordinated Notes, net of deferred financing costs	205,178	-0-	-0-

Issuance of common stock under stock option plan	498	29	-0-

Net cash provided (used) by financing activities	23,758	(14,870)	(5,645)

Increase (decrease) in cash and cash equivalents	3,439	(5,094)	4,940

Cash and cash equivalents at beginning of year	3,718	8,812	3,872

Cash and cash equivalents at end of year	$7,157	$3,718	$8,812

Income taxes paid (refunded)	$3,370	$(1,038)	$(4,817)

Interest paid	28,891	25,213	25,880

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

      Inventories: Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value (See Note B). Inventory reserves were $18,500 and $18,817 at December 31, 2004 and 2003, respectively.

      Major Classes of Inventories

	December 31,

	2004	2003

In-process and finished goods	$151,759	$121,154

Raw materials and supplies	25,535	27,921

	$177,294	$149,075

      Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions and associated interest costs are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25-60 years for buildings, and 3-16 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable (See Note P).

      Goodwill: As discussed in Note C, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under FAS 142, goodwill is no longer amortized but is subject to impairment testing at least annually on October 1. Prior to 2002, goodwill was amortized primarily over 40 years using the straight-line method.

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

      Stock-Based Compensation: The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plan, as permitted under FAS 123 and “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123” (“FAS 148”). Accordingly, no compensation cost has been recognized for its stock

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

option plan since the exercise price of the stock options equals or exceeds the fair value of the common stock at the date of grant. However, the Company recognizes compensation expense resulting from fixed awards of restricted shares, which is measured at the date of grant and expensed over the vesting period.

      Had compensation cost for stock options granted been determined based on the fair value method of FAS 123, the Company’s net income (loss) and diluted income (loss) per share would have been (decreased) increased by ($284) (($.03) per share) to $13,915 in 2004, $345 ($.03 per share) to ($12,166) in 2003 and $397 ($.04 per share) to ($61,549) in 2002.

      Fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.5%, 3.85% and 3.85%; zero dividend yield; expected volatility of 52%, 49% and 49% and expected option lives of 6 years.

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

      Revenue Recognition: The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (less than 7% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.”

      Accounts Receivable: Accounts receivable are recorded at selling price which is fixed based on a purchase order or contractual arrangement. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history.

      Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Write-offs of accounts receivable have historically been low. As of December 31, 2004, the Company had uncollateralized receivables with six customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $44,522, which represented approximately 31% of the Company’s trade accounts receivable. During 2004, sales to these customers amounted to approximately $240,787, which represented approximately 30% of the Company’s net sales.

      Shipping and Handling Costs: All shipping and handling costs are included in cost of products sold in the Consolidated Statements of Operations.

      Environmental: The Company accrues environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

efforts are probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

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

      The FASB has issued Staff Position (“FSP”) FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

provide guidance on accounting for effects of this healthcare benefit legislation. The FSP treats the effect of the employer subsidy on the accumulated postretirement benefit obligation (“APBO”) as an actuarial gain. The effect of the subsidy would also be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the adoption of the Medicare Act to qualify plans as actuarially equivalent would be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy would be accounted for as prior service cost.

      The Company has completed its assessment of the provisions of the Medicare Act on its postretirement healthcare plans. The effect of the Medicare Act is a reduction to the APBO of $2,350. The effect of the Medicare Act reduced the net periodic postretirement benefit cost by $310 in 2004.

      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123(R) using the “modified prospective” method.

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share earlier in this note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on , among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years were zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In the fourth quarter of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“FAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by FAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company expects the adoption of FAS 151 to have little impact on its consolidated financial position, results of operations, or cash flows.

      The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in October 2004. The Jobs Act provides, among other things, for a tax deduction on qualified domestic production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of FAS 109, and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is reviewing the implication of the Jobs Act, recently released treasury guidance, and the FASB staff positions and does not expect the Jobs Act will have a material impact on the Company’s financial position, results of operations or cash flows.

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

      As required under accounting principles generally accepted in the United States, the Company has restated the consolidated balance sheet as of December 31, 2002 to increase inventories by the recorded LIFO reserve $4,400, increase deferred tax liabilities ($1,700), and increase shareholders’ equity $2,700. Previously reported results of operations have not been restated because the impact of utilizing the LIFO method had an insignificant impact on the Company’s reported amounts for consolidated net income (loss).

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second test is required to determine the amount of impairment.

      The Company, with assistance of an outside consultant, completed the transitional impairment review of goodwill using a discounted cash flow approach to determine the fair value of each reporting unit. Based upon the results of these calculations, the Company recorded a non-cash charge for goodwill impairment which aggregated $48,799. In accordance with the provisions of FAS 142, the charge has been accounted for as a cumulative effect of a change in accounting principle, effective January 1, 2002. The Company also completed the annual impairment tests as of October 1, 2004, 2003 and 2002, and has determined that no additional impairment of goodwill existed as of those dates.

      The following table summarizes the transitional goodwill impairment charge by reporting segment as well as the carrying amount of goodwill for the years ended December 31, 2003 and December 31, 2004.

	Impairment Charge
Reporting	recorded effective	Goodwill at	Goodwill at
Segment	January 1, 2002	December 31, 2003	December 31, 2004

ILS	$32,239	$65,763	$66,050

Aluminum Products	9,700	16,515	16,515

Manufactured Products	6,860	-0-	-0-

	$48,799	$82,278	$82,565

      The increase in the goodwill in the ILS segment during 2003 and 2004 results from foreign currency fluctuations.

NOTE D — Acquisitions

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (“Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10,000 in cash and the assumption of approximately $9,000 of operating liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included since August 23, 2004.

      The tentative allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed. Final fair values will be based primarily on appraisals from an independent appraisal firm.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The tentative allocation of the purchase price is as follows:

Cash acquisition price	$10,000
Assets

Accounts receivable	(8,931)

Inventories	(1,677)

Property and equipment	(16,964)

Other	(115)
Liabilities

Accounts payable	4,041

Compensation accruals	5,504

Other accruals	8,142

Goodwill	$-0-

      The Company has a plan for integration activities and plant rationalization. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-

Add: Accruals	1,916	100	265	2,281

Less: Payments	295	-0-	2	297

Balance at December 31, 2004	$1,621	$100	$263	$1,984

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

NOTE E — Other Assets

      Other assets consists of the following:

	December 31,

	2004	2003

Pension assets	$41,295	$36,186

Idle assets	6,040	6,516

Deferred financing costs	7,846	5,774

Tooling	3,570	4,222

Software development costs	3,390	3,947

Other	7,097	5,546

Totals	$69,238	$62,191

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE F — Accrued Expenses

      Accrued expenses include the following:

	December 31,

	2004	2003

Accrued salaries, wages and benefits	$14,098	$9,484

Advance billings	10,059	8,496

Warranty, project and installation accruals	5,660	6,762

Severance and exit costs	2,175	2,535

Interest payable	2,022	2,055

State and local taxes	4,553	3,809

Sundry	21,436	13,482

Totals	$60,003	$46,623

      Substantially all advance billings and warranty, project and installation accruals relate to the Company’s capital equipment businesses.

      The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2004 and 2003:

	December 31,

	2004	2003

Balance at beginning of year	$5,614	$6,506

Claims paid during the year	(4,708)	(2,399)

Additional warranties issued during year	2,874	1,139

Acquired warranty liabilities	501	-0-

Other	-0-	368

Balance at end of year	$4,281	$5,614

      The acquired warranty liability during 2004 reflects the warranty liability of Jamco, which was acquired in April 2004.

NOTE G — Financing Arrangements

      Long-term debt consists of the following:

	December 31,

	2004	2003

8.375% Senior Subordinated Notes due 2014	$210,000	$-0-

9.25% Senior Subordinated Notes due 2007	-0-	199,930

Revolving credit maturing on December 31, 2010	120,600	101,000

Industrial Development Revenue Bonds maturing in 2012 at interest rates from 2.00% to 4.15%	4,041	4,478

Other	3,666	4,817

	338,307	310,225

Less current maturities	2,931	1,061

Total	$335,376	$309,164

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Maturities of long-term debt during each of the five years following December 31, 2004 are approximately $2,931 in 2005, $821 in 2006, $836 in 2007, $674 in 2008 and $689 in 2009.

      In November 2004, the Company issued $210,000 of 8.375% Senior Subordinated Notes due November 15, 2014 (“8.375% Notes”). The net proceeds from this debt issuance were approximately $205,178 net of underwriting and other debt offering fees. Proceeds from the 8.375% Notes were used to fund the tender and early redemption of the Company’s 9.25% Senior Subordinated Notes due 2007. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs associated with the 9.25% Senior Subordinated Notes totaling $5,963 or $.53 per share on a diluted basis.

      The Company is a party to a credit and security agreement dated November  5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $200,000. During 2004, the Credit Agreement was amended to extend the maturity to December 31, 2010 and increase the credit line from $165,000 at December 31, 2003 to $200,000 at December 31, 2004. The amended credit agreement provides lower interest rate brackets and modified certain covenants to provide greater flexibility. The Credit Agreement currently contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2004, the Company had approximately $53,941 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (5.25% at December 31, 2004) or, at the Company’s election, at LIBOR plus .75%-2.25%. The Company’s ability to elect LIBOR-based interest as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $20,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2004, in addition to amounts borrowed under the Credit Agreement, there was $9,133 outstanding primarily for standby letters of credit. A fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2010 and borrowings are secured by substantially all of the Company’s assets.

      A foreign subsidiary of the Company had outstanding standby letters of credit of $1,485 at December 31, 2004 under its credit arrangement.

      The 8.375% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis, by all domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2004, the Company was in compliance with all financial covenants of the Credit Agreement.

      The weighted average interest rate on all debt was 6.84% at December 31, 2004.

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the credit agreement and the senior subordinated notes approximate fair value at December 31, 2004 and 2003.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE H — Income Taxes

      Income taxes consisted of the following:

	Year Ended December 31,

	2004	2003	2002

Current payable (refundable):

Federal	$(426)	$-0-	$(2,210)

State	23	16	387

Foreign	3,245	888	769

	2,842	904	(1,054)

Deferred:

Federal	-0-	-0-	1,951

State	-0-	-0-	-0-

Foreign	558	-0-	-0-

	558	-0-	1,951

Income taxes	$3,400	$904	$897

      The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	Year Ended December 31,

	2004	2003	2002

Computed statutory amount	$5,984	$(3,712)	$(3,895)

Effect of state income taxes	16	11	411

Foreign rate differences	661	815	599

Valuation allowance	(3,042)	3,695	3,475

Other, net	(219)	95	307

Income taxes (benefit)	$3,400	$904	$897

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Deferred tax assets:

Postretirement benefit obligation	$7,933	$7,600

Inventory	11,277	8,400

Net operating loss and tax credit carryforwards	20,384	14,300

Other—net	11,867	15,200

Total deferred tax assets	51,461	45,500

Deferred tax liabilities:

Tax over book depreciation	15,492	13,900

Pension	16,725	11,400

Deductible goodwill	1,087	-0-

Total deferred tax liabilities	33,304	25,300

	18,157	20,200

Valuation reserves	(19,231)	(20,200)

Net deferred tax liability	$(1,074)	$-0-

      At December 31, 2004, the Company has net operating loss carryforwards for income tax purposes of approximately $47,700, which will expire between 2021 and 2024. In accordance with the provisions of FAS 109 “Accounting for Income Taxes”, the tax benefits related to these carryforwards have been fully reserved as of December 31, 2004 because the Company is in a three year cumulative loss position.

      At December 31, 2004 the Company has research and developmental credit carryforwards of approximately $1,691 which will expire between 2010 and 2023. The Company also has an alternative minimum tax credit carryforward in the amount of approximately $1,020 which has an indefinite carryforward life.

NOTE I — Stock Plan

      Under the provisions of the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s stock that may be awarded under the 1998 Plan is 1,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table reflects activity in option shares from January 1, 2002 through December 31, 2004, and the weighted average exercise prices:

		Weighted
	Number of	Average Price
	Shares	Per Share

Outstanding, January 1, 2002	1,220,700	$1.91

Granted	38,000	4.07

Outstanding, December 31, 2002	1,258,700	1.99

Granted	83,000	4.82

Forfeited	(15,667)	1.91

Exercised	(110,533)	1.91

Outstanding, December 31, 2003	1,215,500	2.19

Granted	21,000	7.77

Forfeited	(11,333)	7.08

Exercised	(231,748)	2.15

Outstanding, December 31, 2004	993,419	$2.25

      The following table summarizes information about options outstanding as of December 31, 2004:

Options Outstanding			Options Exercisable

Number	Weighted		Number
Outstanding	Average	Weighted	Exercisable	Weighted
as of	Remaining	Average	as of	Average
December 31,	Contractual	Exercise	December 31,	Exercise
2004	Life	Price	2004	Price

993,419	6.97	$2.25	951,082	$2.15

      Participants may also be awarded restricted stock under the plan. The Company granted 28,000 shares of restricted Common Stock under the plan in 2004. The restricted shares were valued at $433 and will be recognized as compensation expense ratably over a one-three year vesting period. Compensation expense associated with the restricted shares of $83 was recognized in 2004.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE K — Pensions and Postretirement Benefits

      The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2004 and 2003:

			Postretirement
	Pension		Benefits

	2004	2003	2004	2003

Change in benefit obligation

Benefit obligation at beginning of year	$53,075	$52,481	$27,366	$24,869

Service cost	291	545	136	147

Curtailment and settlement	-0-	(208)	-0-	-0-

Interest cost	3,320	3,498	1,532	1,701

Amendments	566	-0-	-0-	-0-

Actuarial losses (gains)	2,799	1,800	(637)	3,758

Benefits and expenses paid, net of contributions	(4,748)	(5,041)	(3,717)	(3,109)

Benefit obligation at end of year	$55,303	$53,075	$24,680	$27,366

Change in plan assets

Fair value of plan assets at beginning of year	$97,603	$85,401	$-0-	$-0-

Actual return on plan assets	11,093	17,243	-0-	-0-

Company contributions	-0-	-0-	3,717	3,109

Benefits and expenses paid, net of contributions	(4,748)	(5,041)	(3,717)	(3,109)

Fair value of plan assets at end of year	$103,948	$97,603	$-0-	$-0-

Funded (underfunded) status of the plan	$48,645	$44,528	$(24,680)	$(27,366)

Unrecognized net transition obligation	(439)	(487)	-0-	-0-

Unrecognized net actuarial (gain) loss	(6,929)	(7,235)	4,639	5,375

Unrecognized prior service cost (benefit)	1,210	773	(247)	(327)

Net amount recognized at year end	$42,487	$37,579	$(20,288)	$(22,318)

Amounts recognized in the consolidated balance sheets consists of:

	2004	2003

Prepaid pension cost	$41,295	$36,186

Accrued pension cost	(4,211)	(2,962)

Intangible asset	565	-0-

Accumulated other comprehensive loss	4,838	4,355

Net amount recognized at the end of year	$42,487	$37,579

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The pension plan weighted-average asset allocation at year ended 2004 and 2003 and target allocation for 2004 are as follows:

		Plan Assets

	Target 2005	2004	2003

Asset Category

Equity securities	60-70%	66.7%	64.8%

Debt securities	20-30	20.5	26.0

Other	7-15	12.8	9.2

	100%	100%	100%

      The Company recorded a minimum pension liability of $4,838 at December 31, 2004 and $4,355 at December 31, 2003, as required by Financial Accounting Standards Board Statement No. 87. The adjustment is reflected in other comprehensive income and long-term liabilities. The adjustment relates to two of the Company’s defined benefit plans, for which the accumulated benefit obligations of $17,458 at December 31, 2004 ($16,336 at December 31, 2003), exceed the fair value of the underlying pension assets of $13,247 at December 31, 2004 ($13,374 at December 31, 2003). Amounts were as follows:

	2004	2003

Projected benefit obligation	$17,458	$16,336

Accumulated benefit obligation	$17,458	$16,336

Fair value of plan assets	$13,247	$13,374

      The following tables summarize the assumptions used by the consulting actuary and the related cost information.

				Postretirement
	Pension			Benefits

	2004	2003	2002	2004	2003	2002

Weighted-Average assumptions as of December 31

Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%

Expected return on plan assets	8.75%	8.75%	8.75%	N/A	N/A	N/A

Rate of compensation increase	N/A	2.00%	2.00%	N/A	N/A	N/A

      In determining its expected return on plan assets assumption for the year ended December 31, 2004, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2004 of 8.75%. This assumption was supported by the asset return generation model used by the Company’s independent actuaries, which projected future asset returns using simulation and asset class correlation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      For measurement purposes, a 10% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter.

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost

Service costs	$291	$545	$399	$136	$147	$204

Interest costs	3,320	3,498	3,556	1,532	1,701	1,712

Expected return on plan assets	(8,313)	(7,229)	(8,394)	-0-	-0-	-0-

Transition obligation	(49)	(49)	(49)	-0-	-0-	-0-

Amortization of prior service cost	129	257	319	(80)	(80)	(79)

Recognized net actuarial (gain) loss	(286)	361	(1,055)	99	43	11

Benefit (income) costs	$(4,908)	$(2,617)	$(5,224)	$1,687	$1,811	$1,848

      Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to the Medicare subsidy over the next ten years:

	Pension	Other	Payments due to
	Benefits	Benefits	Medicare Subsidy

2005	$4,512	$2,881	$-0-

2006	4,386	2,568	288

2007	4,303	2,482	290

2008	4,254	2,413	285

2009	4,285	2,319	278

2010 to 2014	20,567	9,875	1,199

      The Company recorded $167 of non-cash pension curtailment charges in 2003 and $2,700 in 2002 related to the disposal or closure of three manufacturing facilities. These were classified as restructuring charges in each year.

      The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2004	$129	$110

Effect on post retirement benefit obligation as of December 31, 2004	$1,797	$1,558

      The total contribution charged to pension expense for the Company’s defined contribution plans was $1,446 in 2004, $1,331 in 2003 and $1,273 in 2002. The Company expects to have no contributions to its defined benefit plans in 2005.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE L — Leases

      Rental expense for 2004, 2003 and 2002 was $10,588, $10,263 and $10,749, respectively. Future minimum lease commitments during each of the five years following December 31, 2004 are as follows: $9,820 in 2005, $7,632 in 2006, $5,030 in 2007, $3,993 in 2008, $3,094 in 2009 and $3,858 thereafter.

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

      Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,

	2004	2003	2002

Net sales:

ILS	$453,223	$377,645	$398,141

Aluminum products	135,402	90,080	106,148

Manufactured products	220,093	156,570	130,166

	$808,718	$624,295	$634,455

Income (loss) before income taxes and change in accounting principle:

ILS	$29,191	$24,893	$17,467

Aluminum products	9,021	10,201	4,739

Manufactured products	18,890	(13,759)	(1,342)

	57,102	21,335	20,864

Corporate costs	(8,090)	(6,101)	(4,697)

Interest expense	(31,413)	(26,151)	(27,623)

	$17,599	$(10,917)	$(11,456)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,

	2004	2003	2002

Identifiable assets:

ILS	$297,002	$267,361	$273,442

Aluminum products	105,535	88,031	79,797

Manufactured products	163,230	121,331	151,880

General corporate	44,255	30,729	35,739

	$610,022	$507,452	$540,858

Depreciation and amortization expense:

ILS	$4,608	$4,868	$5,206

Aluminum products	5,858	5,342	6,432

Manufactured products	4,728	5,050	4,307

General corporate	274	302	362

	$15,468	$15,562	$16,307

Capital expenditures:

ILS	$3,691	$3,017	$1,603

Aluminum products	5,497	1,878	5,927

Manufactured products	2,712	5,867	6,355

General corporate	55	107	846

	$11,955	$10,869	$14,731

      The Company had sales of $95,610 in 2004 and $68,238 in 2003 to International Truck, which represented approximately 12% and 11% of consolidated net sales for each respective year. For 2002, sales to no single customer were greater than 10% of consolidated net sales.

      The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,

	2004	2003	2002

United States	74%	83%	80%

Canada	9%	8%	13%

Other	17%	9%	7%

	100%	100%	100%

      At December 31, 2004, approximately 86% of the Company’s assets are maintained in the United States.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE N — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (all dollars and share amounts are in thousands):

	Year Ended December 31,

	2004	2003	2002

NUMERATOR

Net income (loss) before cumulative effect of accounting change	$14,199	$(11,821)	$(12,353)

Cumulative effect of accounting change	$-0-	$-0-	$(48,799)

Net income (loss)	$14,199	$(11,821)	$(61,152)

DENOMINATOR

Denominator for basic earnings per share-weighted average shares	10,624	10,506	10,434

Effect of dilutive securities:

Employee stock options	561	(a )	(a )

Denominator for diluted earnings per share-weighted-average shares and assumed conversions	11,185	10,506	10,434

Amounts per common share — basic:

Income (loss) before cumulative effect of accounting change	$1.34	$(1.13)	$(1.18)

Cumulative effect of accounting change	$-0-	$-0-	$(4.68)

Net income (loss)	$1.34	$(1.13)	$(5.86)

Amounts per common share — diluted:

Income (loss) before cumulative effect of accounting change	$1.27	$(1.13)	$(1.18)

Cumulative effect of accounting change	$-0-	$-0-	$(4.68)

Net income (loss)	$1.27	$(1.13)	$(5.86)

(a)	The addition of 456 shares in 2003 and 291 shares in 2002 would result in anti-dilution because the Company reported a net loss in those periods.

NOTE O — Accumulated Comprehensive Loss

      The components of accumulated comprehensive loss at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

Foreign currency translation adjustment	$(3,162)	$(1,091)

Minimum pension liability	4,838	4,355

Total	$1,676	$3,264

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

      During 2001, the Company recorded restructuring and asset impairment charges aggregating $28,462, primarily related to management’s decision to exit certain under-performing product lines and to close or consolidate certain operating facilities in 2002. The Company’s actions included 1) selling or discontinuing the businesses of Castle Rubber and Ajax Manufacturing, 2) closing the Cicero Flexible Products’ manufacturing facility and discontinue certain product lines, 3) inventory write-downs and other restructuring activities at St. Louis Screw & Bolt and Tocco, 4) closing twenty ILS supply chain logistics facilities and two ILS manufacturing plants, 5) closing an Aluminum Products machining facility, and 6) write-down of certain Corporate assets to current value. The charges were composed of $11,280 for the impairment of property and equipment and other long-term assets; $10,299 of cost of goods sold, primarily to write down inventory of discontinued businesses and product lines to current market value; and $6,883 for severance (525 employees) and exit costs. Below is a summary of these charges by segment.

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

      During the fourth quarter of 2003, the Company continued its multi-year efforts to position the Company for renewed, more profitable growth and recorded restructuring and asset impairment charges aggregating $19,446. The action primarily related to restructuring at the Company’s Forge

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Group resulting from a decision to shut down its locomotive crankshaft forging plant after entering into a long-term supply contract to purchase these forgings from a third party. The charges were composed of $990 for exit costs; $638 of cost of goods sold primarily to write down inventory of discontinued product lines to current market value; $1,767 for pension curtailment and multi-employer pension plan withdrawal costs resulting primarily from the termination of union representation at the locomotive crankshaft forging plant and another Manufactured Products manufacturing facility and the closure of an Aluminum Products manufacturing plant; and $16,051 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Cost of
	Products	Asset	Restructuring	Pension
	Sold	Impairment	& Severance	Curtailment	Total

Manufactured Products	$638	$16,051	$990	$1,600	$19,279

Aluminum Products	-0-	-0-	-0-	167	167

	$638	$16,051	$990	$1,767	$19,446

      The accrued liability for severance and exit costs and related cash payments consisted of:

Severance and exit charges recorded in 2001	$6,883

Cash payments made in 2001	(2,731)

Balance at December 31, 2001	4,152

Severance and exit charges recorded in 2002	5,599

Cash payments made in 2002	(5,706)

Balance at December 31, 2002	4,045

Severance and exit charges recorded in 2003	990

Cash payments made in 2003	(2,500)

Balance at December 31, 2004	2,535

Severance and exit charges recorded in 2004	-0-

Cash payments made in 2004	(2,073)

Balance at December 31, 2004	$462

      As of December 31, 2004, all of the 525 employees identified in 2001 and all of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation. As of December 31, 2004, the Company had an accrued liability of $462 for future estimated employee severance and plant closing payments.

      Idle fixed assets of $6,040 were included in other assets as of December 31, 2004. These consisted primarily of property, plant and equipment of two idled aluminum casting plants, for which the Company is evaluating new products and technologies. These assets may either be reclassified to property, plant and equipment if placed in service, or sold. They are currently carried at estimated fair value.

      At December 31, 2004, the Company’s balance sheet reflected assets held for sale at their estimated current value of $3,027 for inventory, property, plant and equipment and other long-term assets. Net sales for the businesses that were included in net assets held for sale were $ -0- in 2004, $1,139 in 2003, and $19,159 in 2002. Operating income (loss), excluding restructuring and unusual charges for these entities were $ -0- in 2004, $(32) in 2003, and $(334) in 2002.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE Q — Derivatives and Hedging

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

      During the second quarter of 2004, the Company entered into forward contracts, for the purpose of hedging exposure to changes in the value of accounts receivable in Euros against the US dollar, for a notional amount of $5,075, of which $500 was outstanding at December 31, 2004. These transactions are considered cash flow hedges and, therefore, the fair market value at December 31, 2004 of a $75 loss, has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement. The $75 of loss on the fair value of the hedges is classified in current accrued liabilities. The Company recognized $169 of foreign currency losses upon settlement of the forward contracts.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

2004	March 31	June 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)

Net sales	$192,370	$200,908	$200,875	$214,565

Gross profit	30,237	33,652	31,326	30,845

Net income (loss)	$5,814	$6,666	$3,991	$(2,272)

Amounts per common share:

Basic	$.55	$.63	$.38	$(.21)

Diluted	$.52	$.60	$.36	$(.21)

	Quarter Ended

2003	March 31	June 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)

Net sales	$154,850	$159,916	$146,830	$162,699

Gross profit	24,410	25,847	21,752	24,700

Restructuring and impairment charges	-0-	-0-	-0-	18,808

Net income (loss)	$2,436	$2,697	$88	$(17,042)

Amounts per common share:

Basic	$.23	$.26	$.01	$(1.62)

Diluted	$.22	$.25	$.01	$(1.62)

Note 1 —	In the fourth quarter of 2003, the Company recorded primarily non-cash charges for restructuring and asset impairment primarily related to restructuring at the Company’s Forge Group. The charges are composed of $638 for the impairment of inventory which is included in cost of products sold and $18,808 for other restructuring and asset impairment which are reflected in restructuring and other unusual charges.

Note 2 —	In the third quarter of 2004, the Company acquired substantially all of the assets of Amcast Components Group. The purchase price for the assets acquired was $10,000 in cash, plus the assumption of certain operating liabilities.

Note 3 —	In the fourth quarter of 2004, the Company issued $210,000 of 8.375% Senior Subordinated Notes due 2014. Proceeds from this debt issuance were used to fund the tender and early redemption of the Company’s 9.25% Senior Subordinated Notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% Senior Subordinated Notes totaling $5,963 or $ .53 per share on a diluted basis.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       There were no changes in nor disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2004.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

      As of December 31, 2004, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in internal controls

      There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of the Effectiveness of the Company’s Internal Control over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2004. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management has identified no material weakness in internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework contained in the COSO Report, and has prepared Management’s Annual Report on Internal Control Over Financial Reporting included at page 24 of this Annual Report on Form 10-K.

      Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This attestation report is included at page 25 of this Form 10-K.

Item 9B. Other Information.

       None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

       The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance”, as applicable, in the registrant’s definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

       The information relating to executive compensation contained under the headings “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Compensation of the Board of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Shareholders” in the Proxy Statement, except that information required by Item 201(d) of Regulation S-K can be found below.

      The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2004.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise price of	exercise price of	equity compensation plans
Plan	outstanding options	outstanding	(excluding securities
Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	993,419	$2.25	228,700

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	993,419	$2.25	228,700

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

       The information required under this item is incorporated herein by reference from the material contained under the captions “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Company Affiliations with the Board of Directors and Nominees” and “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

       The information required under this item is incorporated herein by reference from the material contained under the caption “Audit Committee — Independent Auditor Fee Information” in the Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8:

   (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

   (3) Exhibits:

The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP. (Registrant)

By:	/s/ RICHARD P. ELLIOTT

Richard P. Elliott, Vice President
and Chief Financial Officer

Date:     March 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director

* Richard P. Elliott	Vice President — and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* Lewis E. Hatch, Jr.	Director	March 14, 2005
* Dan T. Moore	Director
* Lawrence O. Selhorst	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 14, 2005

By:	/s/ ROBERT D. VILSACK

Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2004

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties party thereto, the lenders party thereto, Bank One, NA and Banc One Capital Markets Inc. (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2003, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		First Amendment, dated September 30, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto, Bank One, NA and Bank One Capital Markets, Inc. (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. on October 1, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.3		Second Amendment, dated December 29, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on January 5, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.4		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined herein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.3		Registration Rights Agreement, dated November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.4		Form of Restricted Share Agreement between the Company and each non-employee director (Filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.5		Form of Incentive Stock Option Agreement
10.6		Form of Non-Statutory Stock Option Agreement
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries of Park-Ohio Holdings Corp.
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.