Form 10-Q
period 2005-03-31
PARK OHIO HOLDINGS CORP
filed 2005-05-10
CIK 76282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

216/692-7200

(Registrant’s telephone number, including area code)

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

      Yes ☑   No ☐

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2005: 10,912,601.

The Exhibit Index is located on page 22.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$2,695	$7,157
Accounts receivable, less allowances for doubtful accounts of $4,071 at March 31, 2005 and $3,976 at December 31, 2004	167,523	145,475
Inventories	185,733	177,294
Other current assets	15,749	14,593

Total Current Assets	371,700	344,519
Property, Plant and Equipment	232,783	229,494
Less accumulated depreciation	122,527	118,821

	110,256	110,673
Other Assets
Goodwill	82,530	82,565
Net assets held for sale	1,927	3,027
Other	69,229	69,238

	$635,642	$610,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$99,672	$108,868
Accrued expenses	69,828	60,003
Current portion of long-term liabilities	6,357	5,812

Total Current Liabilities	175,857	174,683
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	139,400	120,600
Other long-term debt	4,626	4,776
Other postretirement benefits and other long-term liabilities	26,688	27,570

	380,714	362,946
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	11,630	11,547
Additional paid-in capital	56,626	56,530
Retained earnings	21,393	15,206
Treasury stock, at cost	(8,918)	(8,864)
Accumulated other comprehensive loss	(1,347)	(1,676)
Unearned compensation – restricted stock awards	(313)	(350)

	79,071	72,393

	$635,642	$610,022

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2005	2004

	(Amounts in thousands
	except per share data)
Net sales	$228,883	$192,370
Cost of products sold	193,787	162,133

Gross profit	35,096	30,237
Selling, general and administrative expenses	21,651	17,696

Operating income	13,445	12,541
Interest expense	6,459	6,136

Income before income taxes	6,986	6,405
Income taxes	799	591

Net income	$6,187	$5,814

Amounts per common share:
Basic	$.57	$.55
Diluted	$.54	$.52
Common shares used in the computation:
Basic	10,874	10,564

Diluted	11,363	11,116

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Treasury	Income	Unearned
	Stock	Capital	Earnings	Stock	(Loss)	Compensation	Total

	(Dollars in thousands)
Balance at January 1, 2005	$11,547	$56,530	$15,206	$(8,864)	$(1,676)	$(350)	$72,393
Comprehensive income (loss):
Net income			6,187				6,187
Foreign currency translation adjustment					329		329

Comprehensive income (loss)							6,516
Amortization of restricted stock						37	37
Purchase of treasury stock				(54)			(54)
Exercise of stock options (83,334 shares)	83	96					179

Balance at March 31, 2005	$11,630	$56,626	$21,393	$(8,918)	$(1,347)	$(313)	$79,071

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,187	$5,814
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,468	3,967
Changes in operating assets and liabilities:
Accounts receivable	(22,049)	(29,056)
Inventories and other current assets	(9,595)	(2,193)
Accounts payable and accrued expenses	629	20,367
Other	(964)	(2,200)

Net Cash Used by Operating Activities	(21,324)	(3,301)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(3,559)	(2,203)
Proceeds from sale of assets held for sale	1,100	-0-

Net Cash (Used) by Investing Activities	(2,459)	(2,203)

FINANCING ACTIVITIES
Proceeds from debt, net	19,196	3,539
Purchase of treasury stock	(54)	-0-
Exercise of stock options	179	8

Net Cash Provided by Financing Activities	19,321	3,547

Decrease in Cash and Cash Equivalents	(4,462)	(1,957)
Cash and Cash Equivalents at Beginning of Period	7,157	3,718

Cash and Cash Equivalents at End of Period	$2,695	$1,761

Taxes paid	$744	$534
Interest paid	1,431	1,628

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

(Amounts in Thousands — except per share data)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B — Recent Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      On April 15, 2005, the Securities and Exchange Commission provided a phased-in implementation process for SFAS No. 123(R), which will now be effective for the Company on January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123(R) using the “modified prospective” method.

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share earlier in Note G below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years was zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.

      In the fourth quarter of 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company expects the adoption to have an insignificant impact on its consolidated financial position, results of operations, or cash flows.

      The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in October 2004. The Jobs Act provides, among other things, for a tax deduction on qualified domestic production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of FAS 109 and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is reviewing the implication of the Jobs Act, recently released treasury guidance and the FASB staff positions and does not expect the Jobs Act will have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, provided an exception to its basic principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for the Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.

      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation is effective for year end December 31, 2005. The Company is currently evaluating the impact of this interpretation.

NOTE C — Acquisitions

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (the “Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10.0 million in cash and the assumption of approximately $9.0 million of operating liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included in the Company’s consolidated results since August 23, 2004.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

      The Company has a plan for integration activities and plant rationalization. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	295	-0-	2	297

Balance at December 31, 2004	1,621	100	263	1,984
Less: Payments	251	8	39	298

Balance at March 31, 2005	$1,370	$92	$224	$1,686

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

NOTE D — Inventories

      The components of inventory consist of the following:

	March 31,	December 31,
	2005	2004

Finished goods	$126,925	$121,832
Work in process	30,350	27,959
Raw materials and supplies	28,458	27,503

	$185,733	$177,294

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE E — Shareholders’ Equity

      At March 31, 2005, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 11,630,277 shares were issued, of which 10,902,601 were outstanding and 727,676 were treasury shares.

NOTE F — Net Income Per Common Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2005	2004

NUMERATOR
Net income	$6,187	$5,814

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	10,874	10,564
Effect of dilutive securities:
Employee stock options	489	552

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,363	11,116

Amounts per common share:
Basic	$.57	$.55
Diluted	$.54	$.52

NOTE G — Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted. Had compensation cost for stock options granted been determined based on the fair value method of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation”, net income and earnings per share would have been as follows:

	Three Months
	Ended
	March 31,

	2005	2004

Net income, as reported	$6,187	$5,814
Less: compensation cost determined under the fair value method, net of tax	8	84

Pro forma net income	$6,179	$5,730

Earnings per share:
Basic earnings per share, as reported	$.57	$.55
Basic earnings per share, pro forma	.57	.54
Diluted earnings per share, as reported	.54	.52
Diluted earnings per share, pro forma	.54	.52

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE H — Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Service costs	$97	$78	$35	$40
Interest costs	796	834	348	421
Expected return on plan assets	(2,211)	(2,093)	-0-	-0-
Transition obligation	(12)	(12)	-0-	-0-
Amortization of prior service cost	41	32	(17)	(20)
Recognized net actuarial (gain) loss	(60)	(81)	50	59

Benefit (income) costs	$(1,349)	$(1,242)	$416	$500

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

      Results by business segment were as follows:

	Three Months Ended
	March 31,

	2005	2004

Net sales:
ILS	$126,887	$116,265
Aluminum products	42,890	27,581
Manufactured products	59,106	48,524

	$228,883	$192,370

Income before income taxes:
ILS	$8,204	$9,209
Aluminum products	2,423	1,587
Manufactured products	5,813	3,292

	16,440	14,088
Corporate costs	(2,995)	(1,547)
Interest expense	(6,459)	(6,136)

	$6,986	$6,405

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	March 31,	December 31,
	2005	2004

Identifiable assets were as follows:
ILS	$319,231	$297,002
Aluminum products	109,437	105,535
Manufactured products	171,364	163,230
General corporate	35,610	44,255

	$635,642	$610,022

NOTE J — Comprehensive Income

      Total comprehensive income was as follows:

	Three Months
	Ended March 31,

	2005	2004

Net income	$6,187	$5,814
Foreign currency translation	329	814

Total comprehensive income	$6,516	$6,628

      The components of accumulated comprehensive loss at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Foreign currency translation adjustment	$(3,491)	$(3,162)
Minimum pension liability	4,838	4,838

	$1,347	$1,676

NOTE K — Restructuring Activities

      Since 2001, the Company has responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002 and 2003, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note P to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

      The accrued liability balance for severance and exit costs and related cash payments during the three months ended March 31, 2005 consisted of:

Balance at December 31, 2004	$462
Cash payments	(53)

Balance at March 31, 2005	$409

NOTE L — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2005	$4,281
Claims paid during the quarter	(681)
Additional warranties issued during the quarter	432

Balance at March 31, 2005	$4,032

NOTE M — Income Taxes

      The effective income tax rate for the three-month period ended March 31, 2005 was 11%, compared to 9% for the corresponding period in 2004. Only foreign and state income taxes were provided for in both periods, because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2004, the Company had net operating loss carryforwards of approximately $47.7 million. In accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“FAS 109”), the tax benefits related to these carryforwards and other deferred tax assets have been reserved as of December 31, 2004. The Company believes, based on the weight of available evidence, it is more likely than not that all of the Company’s deferred tax assets will not be realized as required by FAS 109.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park-Ohio Holdings Corp.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of March 31, 2005 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2005. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based upon our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 9, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month period ended March 31, 2005 is not directly comparable to the financial information for the same period in 2004 primarily due to acquisitions.

Executive Overview

      We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, electrical controls, automotive and other vehicle, industrial equipment, power sports equipment, lawn and garden equipment, and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, construction equipment and heavy-duty truck original equipment manufacturers (OEMs), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, rubber products, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs and end-users in the steel, automotive, oil and gas, rail, and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note I to the consolidated financial statements.

      In first quarter 2005, sales and profits increased compared to the same quarter in 2004, and to the immediately preceding quarter. During 2004, we experienced the increased sales and profitability previously forecast as the manufacturing economy returned to growth, particularly in three of our customer industries: heavy-duty truck; semiconductor equipment; and equipment for steel manufacturing. Net sales for 2004 increased 30% compared to 2003. Profitability increased more than proportionally to sales, based on cost reductions from our restructuring during the downturn in 2001, 2002 and 2003. During those years, we consolidated 28 supply chain logistics facilities and closed or sold 11 manufacturing plants.

      During 2004, we reinforced the long-term availability and attractive pricing of our liquidity, by refinancing both of our major sources of borrowed funds: our senior subordinated notes and revolving credit agreement. In November 2004, we sold $210.0 million of 8.375% Senior Subordinated Notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of 9.25% Senior Subordinated Notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the senior subordinated notes. In December 2004, we amended our revolving credit agreement, extending its maturity to six years so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset based formula, and providing lower interest rate levels. Borrowings under the revolving credit agreement are secured by substantially all our assets. We had approximately $49.6 million of unused borrowing availability at March 31, 2005. Funds provided by operations plus available borrowings under the revolving credit agreement are expected to be adequate to meet our cash requirements.

      We acquired substantially all of the assets of the Amcast Components Group on August 23, 2004 for approximately $10.0 million cash and the assumption of approximately $9 million of operating liabilities. We acquired the remaining 66% of the common stock of Jamco on April 1, 2004 for cash existing on the balance sheet of Jamco at that date.

Results of Operations

Three Months 2005 versus Three Months 2004

Net Sales by Segment:

	Three Months
	Ended March 31,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$126.9	$116.3	$10.6	9%	$0.0
Aluminum products	42.9	27.6	15.3	55%	19.0
Manufactured products	59.1	48.5	10.6	22%	3.5

Consolidated net sales	$228.9	$192.4	$36.5	19%	$22.5

      Net sales increased by 19% in first quarter 2005 compared to the same quarter of 2004. ILS sales increased due to general economic growth, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased in first quarter 2005 primarily due to $19.0 million of sales from the plants acquired in August 2004 from the Amcast Components Group. Manufactured Products sales increased 22% primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $3.5 million was due to the second quarter 2004 acquisition of the remaining 66% of the common stock of Jamco.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended March 31,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$193.8	$162.1	$31.7	20%

Consolidated gross profit	$35.1	$30.2	$4.9	16%

Gross margin	15.3%	15.7%

      Cost of products sold increased 20% in first quarter 2005 compared to the same quarter of 2004, while gross margin decreased to 15.3% from 15.7% in 2004. ILS gross margin decreased primarily due to steel price increases and mix changes. Aluminum Products gross margin decreased due to a combination of the addition of lower-margin Amcast plants, product mix and pricing changes. The $19.0 million of sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. We expect margins at the acquired plants to increase over time as a result of post-acquisition cost reductions, price increases and new business. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months
	Ended March 31,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$21.7	$17.7	$4.0	23%
SG&A percent	9.5%	9.2%

      Consolidated SG&A expenses increased 23% in first quarter 2005 compared to the same quarter in 2004. Approximately $1.6 million of the SG&A increase was due to the acquisitions of Jamco and Amcast Components Group, while bonus expenses of $0.8 million and Sarbanes-Oxley compliance costs of $.5 million increased SG&A further. The remainder of the increase was primarily due to increased sales and production volumes. SG&A expenses as a percent of sales increased by .3%. SG&A expenses were reduced in first quarter 2005 compared to the first quarter 2004 by a $.1 million increase in net pension credits that reflected improved returns on pension plan assets.

Interest Expense:

	Three Months
	Ended March 31,
				Percent
	2005	2004	Change	Change

Interest expense	$6.5	$6.1	$0.4	7%
Average outstanding borrowings	$352.3	$312.9	$39.4	13%
Average borrowing rate	7.33%	7.84%	(51)	basis points

      Interest expense increased in first quarter 2005 compared to the same quarter in 2004, primarily due to higher average debt outstanding, partially offset by lower average interest rates during the first quarter of 2005. The increase in average borrowings resulted primarily from higher working capital requirements. The lower average borrowing rate in the first quarter of 2005 was due primarily to decreased rates under our revolving credit agreement.

Income Tax:

      Income taxes of $.8 million were provided in the first three months of 2005, an effective 11% income tax rate, compared to income taxes of $.6 million provided in the same period of 2004, a 9% effective income tax rate. In both periods these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, the subsidiaries of the Company had $47.7 million of net operating loss carryforwards for federal tax purposes. We have recognized a tax benefit for these loss carryforwards only to the extent that they offset the Company’s first quarter 2005 federal tax provision.

Liquidity and Sources of Capital

      Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a new revolving credit agreement with a group of banks. On November 5, 2003, this credit agreement was amended to provide a facility for our subsidiaries in Canada and the United Kingdom. On December 29, 2004, we amended this credit agreement to extend the maturity to six years, increase the credit line, provide lower interest rate brackets and modify certain covenants to provide greater flexibility. Under the terms of the revolving credit agreement, as amended (the “Credit Agreement”), we may borrow up to $200.0 million subject to an asset based formula. The Credit Agreement is secured by substantially all our assets. Borrowings from the Credit Agreement, which expires on December 31, 2010, will be used for general corporate purposes.

      Amounts borrowed under the Credit Agreement may be borrowed at the Company’s election at either (i) LIBOR plus 75 — 225 basis points or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s Debt Service Coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of March 31, 2005, the Company had $139.4 million outstanding under the Credit Agreement, and approximately $49.6 million of unused borrowing availability.

      Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for the next 12 months and through 2010, when the Credit Agreement matures. The future availability of bank borrowings under the Credit Agreement is based on the Company’s ability to meet a Debt Service Coverage Ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the financial covenant could materially impact the availability and interest rate of future borrowings. At March 31, 2005, the Company was in compliance with the Debt Service Coverage Ratio covenant and the other covenants contained in the Credit Agreement.

      The ratio of current assets to current liabilities was 2.08 at March 31, 2005 versus 1.97 at December 31, 2004. Working capital increased by $26.0 million to $195.8 million at March 31, 2005 from $169.8 million at December 31, 2004.

      During first quarter 2005, we used $21.3 million from operating activities as compared to using $3.3 million in the same quarter of 2004. The increase of $18.0 million was primarily the result of a reduction in accounts payable of $9.2 million in first quarter 2005 compared to an increase of $14.0 million in first quarter 2004. The significant increase in accounts payable in first quarter 2004 was primarily due to purchases of inventory to support increased sales, which averaged $34.0 million per quarter higher in first and second quarter 2004 than in fourth quarter 2003. Smaller sequential increases in first and second quarter sales are expected in 2005. In addition, accounts receivable increased $22.0 million in first quarter 2005 compared to year-end 2004, primarily due to increased sales and their timing later in the quarter. Sales were $24.9 million higher in the last two months of first quarter 2005 than in the last two months of the immediately preceding quarter. This was smaller than the $29.1 million increase in accounts receivable in first quarter 2004. During first quarter 2005, we invested $3.6 million in capital expenditures. These activities, less a net increase in borrowing of $19.2 million, resulted in a decrease in cash of $4.5 million in the first three months of 2005.

      We do not have off-balance-sheet arrangements, financing or other relationships with unconsolidated entities or other persons. From time to time we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the US dollar. However, at March 31, 2005, no such hedge contracts were outstanding. We currently use no other derivative instruments.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “ believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Registered Public Accounting Firm

      The consolidated financial statements at March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $139.4 million at March 31, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million during the period.

      Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2005, we recorded a favorable foreign currency translation adjustment of $.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Item 4. Controls and Procedures

      Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.

      Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

      There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Issuer Purchases of Equity Securities

      In February 2005, we purchased 2,000 shares of our common stock at a price of $26.79.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the first quarter of 2005.

Item 6. Exhibits

      The following exhibits are included herein:

10.1	Summary of Annual Cash Bonus Plan

15	Letter re: unaudited interim financial information

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.

(Registrant)

By	/s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 9, 2005

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit

10.1	Summary of Annual Cash Bonus Plan
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002