Form 10-Q
period 2005-09-30
PARK OHIO HOLDINGS CORP
filed 2005-11-08
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
      Yes ☐   No ☑
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2005: 11,675,611.
The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated balance sheets — September 30, 2005 and December 31, 2004	3
	Consolidated statements of income — Three months and nine months ended September 30, 2005 and 2004	4
	Consolidated statement of shareholders’ equity — Nine months ended September 30, 2005	5
	Consolidated statements of cash flows — Nine months ended September 30, 2005 and 2004	6
	Notes to consolidated financial statements — September 30, 2005	7
	Report of Independent Registered Public Accounting Firm	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26
EX-15 Letter re: Unaudited Interim Financial Information
EX-31.1 Principal Executive Officer's Certification
EX-31.2 Principal Financial Officer's Certification
EX-32 Certification 906

PART I. Financial Information

Item 1.	Financial Statements
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$10,828	$7,157
Accounts receivable, less allowances for doubtful accounts of $4,821 at September 30, 2005 and $3,976 at December 31, 2004	171,064	145,475
Inventories	195,170	177,294
Other current assets	12,337	14,593

Total Current Assets	389,399	344,519
Property, Plant and Equipment	237,016	229,494
Less accumulated depreciation	124,932	118,821

	112,084	110,673
Other Assets
Goodwill	82,715	82,565
Net assets held for sale	1,992	3,027
Other	72,047	69,238

	$658,237	$610,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$110,702	$108,868
Accrued expenses	69,697	60,003
Current portion of long-term liabilities	4,449	5,812

Total Current Liabilities	184,848	174,683
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	139,300	120,600
Other long-term debt	5,905	4,776
Other postretirement benefits and other long-term liabilities	25,713	27,570

	380,918	362,946
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	11,665	11,547
Additional paid-in capital	57,034	56,530
Retained earnings	34,057	15,206
Treasury stock, at cost	(8,931)	(8,864)
Accumulated other comprehensive loss	(981)	(1,676)
Unearned compensation — restricted stock awards	(373)	(350)

	92,471	72,393

	$658,237	$610,022

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Amounts in thousands — except per share data)
Net sales	$234,247	$200,875	$691,925	$594,154
Cost of products sold	198,327	169,549	585,543	498,938

Gross profit	35,920	31,326	106,382	95,216
Selling, general and administrative expenses	22,817	19,876	64,897	57,329

Operating income	13,103	11,450	41,485	37,887
Interest expense	7,200	6,510	20,374	18,842

Income before income taxes	5,903	4,940	21,111	19,045
Income taxes	751	949	2,260	2,575

Net income	$5,152	$3,991	$18,851	$16,470

Amounts per common share:
Basic	$.47	$.38	$1.73	$1.55
Diluted	$.45	$.36	$1.66	$1.48
Common shares used in the computation:
Basic	10,928	10,629	10,896	10,599

Diluted	11,414	11,225	11,385	11,164

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Treasury	Income	Unearned
	Stock	Capital	Earnings	Stock	(Loss)	Compensation	Total

	(Dollars in thousands)
Balance at January 1, 2005	$11,547	$56,530	$15,206	$(8,864)	$(1,676)	$(350)	$72,393
Comprehensive income (loss):
Net income			18,851				18,851
Foreign currency translation adjustment					695		695

Comprehensive income (loss)							19,546
Restricted stock award	22	393				(415)	-0-
Amortization of restricted stock						392	392
Purchase of treasury stock				(67)			(67)
Exercise of stock options (95,834 shares)	96	111					207

Balance at September 30, 2005	$11,665	$57,034	$34,057	$(8,931)	$(981)	$(373)	$92,471

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$18,851	$16,470
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	12,906	11,875
Changes in operating assets and liabilities:
Accounts receivable	(14,695)	(41,298)
Inventories and other current assets	(3,812)	(38,131)
Accounts payable and accrued expenses	(4,097)	45,380
Other	(5,300)	(1,854)

Net Cash Provided (Used) by Operating Activities	3,853	(7,558)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(12,405)	(8,386)
Acquisition, net of cash acquired	(7,000)	(9,998)
Proceeds from sale of assets held for sale	1,100	-0-

Net Cash Used by Investing Activities	(18,305)	(18,384)

FINANCING ACTIVITIES
Proceeds from debt, net	17,983	28,623
Purchase of treasury stock	(67)	-0-
Exercise of stock options	207	149

Net Cash Provided by Financing Activities	18,123	28,772

Increase in Cash and Cash Equivalents	3,671	2,830
Cash and Cash Equivalents at Beginning of Period	7,157	3,718

Cash and Cash Equivalents at End of Period	$10,828	$6,548

Taxes paid	$1,623	$2,191
Interest paid	13,072	13,592
See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
(Amounts in thousands — except share and per share data)
NOTE A — Basis of Presentation
      The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      On April 15, 2005, the Securities and Exchange Commission provided a phased-in implementation process for SFAS No. 123(R), which will now be effective for the Company on January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS No. 123(R) as of January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123(R) using the “modified prospective” method.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on the results of operations of the Company, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Note G below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years was zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.
      In the fourth quarter of 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company’s adoption of SFAS No. 151 effective on July 1, 2005, did not have a material impact on its financial position, results of operations or cash flows.
      The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in October 2004. The Jobs Act provides, among other things, for a tax deduction on qualified domestic production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of SFAS No. 109 and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is reviewing the implication of the Jobs Act, recently released treasury guidance and the FASB staff positions and does not expect the Jobs Act will have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE C — Acquisitions
      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $483 in a short-term note payable and the assumption of approximately $13,255 of trade liabilities. The acquisition was funded with borrowings under the Company’s bank revolving credit agreement. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included since July 20, 2005. The preliminary tentative allocation of the purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The allocation of the purchase price is as follows:

Cash acquisition price	$7,000
Assets
Accounts receivable	(10,894)
Inventories	(10,606)
Prepaid expenses	(1,201)
Equipment	(407)

Liabilities
Accounts payable	13,255
Accrued expenses	2,370
Note payable	483

Goodwill	$-0-

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-	$-0-
Add: Accruals	250	1,335	415	2,000
Less: Payments	(125)	(379)	-0-	(504)

Balance at September 30, 2005	$125	$956	$415	$1,496

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (the “Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10,000 in cash and the assumption of approximately $9,000 of operating liabilities. The acquisition was funded with borrowings under the Company’s bank revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included in the Company’s consolidated results since August 23, 2004.
      The final allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed.
      The allocation of the purchase price is as follows:

Cash acquisition price	$10,000
Assets
Accounts receivable	(8,948)
Inventories	(2,044)
Property and equipment	(15,499)
Other	(115)

Liabilities
Accounts payable	4,041
Compensation accruals	3,825
Other accruals	8,740

Goodwill	$-0-

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

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	295	-0-	2	297

Balance at December 31, 2004	1,621	100	263	1,984
Transfer	-0-	48	(48)	-0-
Less: Payments	1,009	148	102	1,259

Balance at September 30, 2005	$612	$-0-	$113	$725

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
NOTE D — Inventories
      The components of inventory consist of the following:

	September 30,	December 31,
	2005	2004

Finished goods	$135,383	$121,832
Work in process	28,771	27,959
Raw materials and supplies	31,016	27,503

	$195,170	$177,294

NOTE E — Shareholders’ Equity
      At September 30, 2005, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 11,664,944 shares were issued, of which 10,936,599 were outstanding and 728,345 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE F — Net Income Per Common Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

NUMERATOR
Net income	$5,152	$3,991	$18,851	$16,470

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	10,928	10,629	10,896	10,599
Effect of dilutive securities:
Employee stock options	486	596	489	565

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,414	11,225	11,385	11,164

Amounts per common share:
Basic	$.47	$.38	$1.73	$1.55
Diluted	$.45	$.36	$1.66	$1.48
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$5,152	$3,991	$18,851	$16,470
Less: compensation cost determined under the fair value method, net of tax	37	71	72	225

Pro forma net income	$5,115	$3,920	$18,779	$16,245

Earnings per share:
Basic earnings per share, as reported	$.47	$.38	$1.73	$1.55
Basic earnings per share, pro forma	.47	.37	1.72	1.53
Diluted earnings per share, as reported	.45	.36	1.66	1.48
Diluted earnings per share, pro forma	.45	.35	1.65	1.46

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE H — Pension Plans and Other Postretirement Benefits
      The Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

					Postretirement Benefits
	Pension Benefits

					Three Months		Nine Months
	Three Months		Nine Months		Ended		Ended
	Ended September 30,		Ended September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service costs	$97	$72	$291	$228	$35	$23	$105	$102
Interest costs	796	860	2,388	2,530	348	306	1,044	1,149
Expected return on plan assets	(2,211)	(2,099)	(6,633)	(6,285)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(36)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	41	32	123	97	(17)	(20)	(51)	(60)
Recognized net actuarial (gain) loss	(60)	(48)	(180)	(211)	50	(43)	150	74

Benefit (income) costs	$(1,349)	$(1,195)	$(4,047)	$(3,677)	$416	$266	$1,248	$1,265

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
      Results by business segment were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net sales:
ILS	$137,810	$112,158	$394,212	$343,272
Aluminum products	36,816	35,741	122,800	91,591
Manufactured products	59,621	52,976	174,913	159,291

	$234,247	$200,875	$691,925	$594,154

Income before income taxes:
ILS	$8,200	$6,216	$24,675	$23,694
Aluminum products	1,515	2,235	7,419	6,566
Manufactured products	5,995	5,183	17,757	13,704

	15,710	13,634	49,851	43,964
Corporate costs	(2,607)	(2,184)	(8,366)	(6,077)
Interest expense	(7,200)	(6,510)	(20,374)	(18,842)

	$5,903	$4,940	$21,111	$19,045

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	September 30,	December 31,
	2005	2004

Identifiable assets were as follows:
ILS	$352,661	$297,002
Aluminum products	113,352	105,535
Manufactured products	181,261	163,230
General corporate	10,963	44,255

	$658,237	$610,022

NOTE J — Comprehensive Income
      Total comprehensive income was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$5,152	$3,991	$18,851	$16,470
Foreign currency translation	1,383	1,438	695	1,532

Total comprehensive income	$6,535	$5,429	$19,546	$18,002

      The components of accumulated comprehensive loss at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$(3,857)	$(3,162)
Minimum pension liability	4,838	4,838

	$981	$1,676

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
      The accrued liability balance for severance and exit costs and related cash payments during the nine months ended September 30, 2005 consisted of:

Balance at December 31, 2004	$462
Cash payments	(264)

Balance at September 30, 2005	$198

NOTE L — Accrued Warranty Costs
      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2005	2004

Balance at January 1	$4,281	$5,614
Claims paid during the year	(2,650)	(3,855)
Additional warranties issued during the year	2,250	2,182
Acquired warranty liabilities	-0-	501

Balance at September 30	$3,881	$4,442

NOTE M — Income Taxes
      The effective income tax rate for the nine-month period ended September 30, 2005 was 11% compared to 14% for the corresponding period in 2004. Only foreign and state income taxes were provided for in both periods because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2004, the Company had net operating loss carryforwards of approximately $47,700. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, the tax benefits related to these carryforwards and other deferred tax assets have been reserved as of December 31, 2004.
      The Company believes, based on the weight of available evidence, it is more likely than not that all of the Company’s deferred tax assets will not be realized as required by SFAS No. 109.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Park-Ohio Holdings Corp.
      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2005 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2005 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
November 8, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2005 is not directly comparable to the financial information for the same periods in 2004 primarily due to acquisitions.
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
      Sales growth continued in 2005 at a more sustainable pace than the 30% growth recorded in 2004. Our sales were a record high $691.9 million in the first nine months of 2005, 16% higher than the same period in 2004. This sales growth resulted both from continued growth in the manufacturing economy and from acquisitions. Four of our customer industries in particular experienced significant growth in the first nine months of 2005: heavy-duty truck, steel manufacturing, oil and gas, and aerospace. Approximately half of the sales growth resulted from the acquisitions of Amcast Components Group in August 2004 and PPG in July 2005. In the first nine months of 2005, net income increased 15% compared to the same period in 2004. Earnings were improved by increased sales, overhead efficiencies and continuing cost reductions, particularly in the Manufactured Products segment. Earnings were negatively affected by weakness in the automotive market, substantially increased energy costs, the remaining effects of steel price increases over the past eighteen months and an after-tax charge of $.7 million resulting from the bankruptcy of a customer, Delphi Corporation (“Delphi”). This charge reflected primarily trade accounts receivable from Delphi.
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
      During 2004, we reinforced the long-term availability and attractive pricing of our liquidity, by refinancing both of our major sources of borrowed funds: senior subordinated notes and the bank revolving credit agreement. In November 2004, we sold $210.0 million of 8.375% Senior Subordinated Notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of 9.25% Senior Subordinated Notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the repurchased senior subordinated notes. In December 2004, we amended our bank revolving credit agreement, extending its maturity to six years so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset based formula, and providing lower interest rate levels. Borrowings under the bank revolving credit agreement are secured by substantially all our assets. We had approximately $47.3 million of unused borrowing availability at September 30, 2005. Funds provided by operations plus available borrowings under the bank revolving credit agreement are expected to be adequate to meet our cash requirements.
      On July 20, 2005, we completed the acquisition of the assets of PPG for $7.0 million in cash funded with borrowings under the Company’s bank revolving credit agreement, $.5 million in a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. We acquired substantially all of the assets of the Amcast Components Group on August 23, 2004 for $10.0 million cash and the assumption of approximately $9 million of operating liabilities. We acquired the remaining 66% of the common stock of Jamco on April 1, 2004 for cash existing on the balance sheet of Jamco at that date.
Results of Operations

Nine Months 2005 versus Nine Months 2004

Net Sales by Segment:

	Nine Months
	Ended
	September 30,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$394.2	$343.3	$50.9	15%	$14.7
Aluminum products	122.8	91.6	31.2	34%	40.7
Manufactured products	174.9	159.3	15.6	10%	3.5

Consolidated net sales	$691.9	$594.2	$97.7	16%	$58.9

      Net sales increased by 16% in the first nine months of 2005 compared to the same period in 2004. ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range sold to existing customers. Aluminum Products sales increased in the first nine months of 2005 primarily due to sales from manufacturing plants acquired in August 2004 from the Amcast Components Group, partially offset by volume decreases in the automotive industry. Manufactured Products sales increased primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase in Manufactured Products sales, $3.5 million was due to the April 2004 acquisition of the remaining 66% of the common stock of Jamco.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$585.5	$498.9	$86.6	17%

Consolidated gross profit	$106.4	$95.2	$11.2	12%

Gross margin	15.4%	16.0%
      Cost of products sold increased 17% in the first nine months of 2005 compared to the same period in 2004, while gross margin decreased to 15.4% from 16.0% in 2004. ILS gross margin decreased primarily due to steel price increases and changes in product mix. Aluminum Products gross margin decreased primarily due to the addition of the lower-margin Amcast business, product mix and pricing changes and the increased cost of natural gas. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses.

Selling, General & Administrative (“SG&A”) Expenses:

	Nine Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$64.9	$57.3	$7.6	13%
SG&A expenses as a percent of sales	9.4%	9.6%
      Consolidated SG&A expenses increased 13% in the first nine months of 2005 compared to the same period in 2004. Approximately $4.3 million of the SG&A increase was due to the acquisitions of Jamco, Amcast Components Group and PPG, while bonus expenses of $1.1 million and a $.7 million charge relating to the Delphi bankruptcy also contributed to the increased SG&A expenses. The remainder of the increase was primarily due to increased sales and production volumes. SG&A expenses as a percent of sales decreased by .2 percentage points. SG&A expenses were reduced in the first nine months 2005 compared to the same period in 2004 by a $.4 million increase in net pension credits, reflecting improved returns on pension plan assets.

Interest Expense:

	Nine Months Ended
	September 30,
				Percent
	2005	2004	Change	Change

Interest expense	$20.4	$18.8	$1.6	9%
Average outstanding borrowings	$358.2	$323.0	$35.2	11%
Average borrowing rate	7.58%	7.78%	(20) basis points
      Interest expense increased $1.6 million in the first nine months of 2005 compared to the same period in 2004, primarily due to higher average debt outstanding, partially offset by lower average interest rates during the first nine months of 2005. The increase in average borrowings resulted primarily from higher working capital requirements and the purchases of Amcast Components Group and PPG in August 2004 and July 2005, respectively. The lower average borrowing rate in the first nine months of 2005 was due primarily to the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the first nine months of 2004. The lower average borrowing rate in the first nine months of 2005 included increased interest rates under our bank revolving credit agreement compared to the first nine months of 2004.

Income Tax:
      Income taxes of $2.3 million were provided in the nine-month period ended September 30, 2005, an 11% effective income tax rate, compared to income taxes of $2.6 million provided in the corresponding period of 2004, a 14% effective income tax rate. In both periods, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes. We have recognized a tax benefit for these loss carryforwards only to the extent that they offset our federal tax provision for the first nine months of 2005.

Third Quarter 2005 versus Third Quarter 2004

Net Sales by Segment:

	Three Months
	Ended
	September 30,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$137.8	$112.2	$25.6	23%	$14.7
Aluminum products	36.8	35.7	1.1	3%	3.0
Manufactured products	59.6	53.0	6.6	12%	0.0

Consolidated net sales	$234.2	$200.9	$33.3	17%	$17.7

      Net sales increased 17% in the third quarter of 2005, compared to the same quarter in 2004. Third quarter ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range sold to existing customers. Aluminum Products sales increased in the third quarter of 2005 primarily due to sales from manufacturing plants acquired in August 2004 from the Amcast Components Group, partially offset by volume decreases in the automotive industry. Manufactured Products sales increased primarily in the induction equipment, pipe threading equipment and forging businesses.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$198.3	$169.5	$28.8	17%

Consolidated gross profit	$35.9	$31.4	$4.5	14%

Gross margin	15.3%	15.6%
      Cost of products sold increased 17% in the third quarter of 2005 compared to the same quarter in 2004, while gross margin decreased to 15.3% from 15.6% in 2004. ILS gross margin increased primarily due to cost reductions and changes in product mix. Aluminum Products gross margin decreased primarily due to the addition of the lower-margin Amcast business, product mix and pricing changes and the increased cost of natural gas. Sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. Gross margin in the Manufactured Products segment increased, primarily as a result of slightly higher margins on capital equipment contracts, partially offset by increased natural gas costs.

SG&A Expenses:

	Three Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$22.8	$19.9	$2.9	15%
SG&A expenses as a percent of sales	9.7%	9.9%
      Consolidated SG&A expenses increased 15% in the third quarter of 2005 compared to the same quarter in 2004 primarily due to a $2.0 million increase from the acquisitions of Amcast Components Group in August 2004 and PPG in July 2005 and a $.7 million charge relating to the Delphi bankruptcy. SG&A expenses as a percent of sales decreased by .2 percentage points. SG&A expenses were reduced in the third quarter of 2005 compared to the same period in 2004 by a $.2 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Interest expense	$7.2	$6.5	$0.7	11%
Average outstanding borrowings	$360.0	$334.5	$25.5	8%
Average borrowing rate	8.00%	7.78%	22 basis points
      Interest expense increased $.7 million in the second quarter of 2005 compared to the same period in 2004, primarily due to higher average debt outstanding and slightly higher average interest rates during the third quarter of 2005. The increase in average borrowings resulted primarily from higher working capital requirements and the purchases of Amcast Components Group and PPG in August 2004 and July 2005, respectively. The higher average borrowing rate in the third quarter of 2005 was due primarily to the increased interest rates under our bank revolving credit agreement, resulting from increases in interest rates by the Federal Reserve Bank. This increase in interest rates was partially offset by the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the third quarter of 2004.

Income Tax:
      Income taxes of $.8 million were provided in the three-month period ended September 30, 2005, a 13% effective income tax rate, compared to income taxes of $.9 million provided in the corresponding period of 2004, a 19% effective income tax rate. In both periods, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes.
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
      Amounts borrowed under the Credit Agreement may be borrowed at the Company’s election at either (i) LIBOR plus 75 — 225 basis points or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of September 30, 2005, the Company had $139.3 million outstanding under the Credit Agreement and approximately $47.3 million of unused borrowing availability.
      Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for the next 12 months and through 2010, when the Credit Agreement matures. The future availability of bank borrowings under the Credit Agreement is based on the Company’s ability to meet a Debt Service Coverage Ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the financial covenant could materially impact the availability and interest rate of future borrowings. At September 30, 2005, the Company was in compliance with the Credit Agreement’s Debt Service Coverage Ratio covenant.
      The ratio of current assets to current liabilities was 2.11 at September 30, 2005 versus 1.97 at December 31, 2004. Working capital increased by $34.8 million to $204.6 million at September 30, 2005 from $169.8 million at December 31, 2004 primarily to support higher sales. Working capital at September 30, 2005 included $9.1 at the acquired PPG operations.
      During the first nine months of 2005, we provided $3.9 million from operating activities compared to using $7.6 million in the same period of 2004. The increase in operating cash provision of $11.5 million was primarily the result of an increase in net income of $2.4 million and smaller increases in accounts receivable and inventory in 2005 to support slower sales growth. Excluding additions related to the acquisition of PPG, accounts receivable and inventories and other current assets increased $14.7 million and $3.8 million, respectively, in the first nine months of 2005 compared to $41.3 million and $38.1 million, respectively, in the same period in 2004. Lower growth of these assets in the first nine months of 2005 was primarily due to slower sales growth compared to the same period in 2004. Cash provided by operations was reduced compared to 2004 as a result of slower sales growth, reductions in accounts payable and accrued expenses. In the first nine months of 2005, accounts payable and accrued expenses combined were reduced by $4.1 million, compared to an increase of $45.4 million in the same period of 2004. During the first nine months of 2005, we invested $12.4 million in capital expenditures and paid $7.0 million to acquire PPG. These activities, less a net increase in borrowing of $18.1 million, resulted in an increase in cash of $3.7 million in the first nine months of 2005.
      We do not have off-balance-sheet arrangements, financing or other relationships with unconsolidated entities or other persons. From time to time, we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the US dollar. However, at September 30, 2005, no such hedge contracts were outstanding. We currently use no other derivative instruments.
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
Forward-Looking Statements
      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include, but are not limited to, such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers and suppliers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including our recent acquisition of the assets of PPG; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including without limitation, asbestos claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.
Review By Independent Registered Public Accounting Firm
      The consolidated financial statements at September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our Credit Agreement, which consisted of borrowings of $139.3 million at September 30, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million during the nine months ended September 30, 2005.
      Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2005, we recorded a favorable foreign currency translation adjustment of $.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the US dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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
      Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.
      There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      At September 30, 2005, we were a co-defendant in approximately 1,100 cases asserting claims on behalf of approximately 10,800 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to the production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.
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
      There were no matters submitted to a vote of security holders during the third quarter of 2005.

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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.

(Registrant)

By	/s/ Richard P. Elliott

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 8, 2005

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Exhibit

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002