Form 10-K
period 2005-12-31
PARK OHIO HOLDINGS CORP
filed 2006-03-16
CIK 76282

FORM 10-K
PARK-OHIO HOLDINGS CORP.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 0-3134
PARK-OHIO HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1867219 (I.R.S. Employer Identification No.)

23000 Euclid Avenue Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)
Registrant’s telephone number, including area code: (216) 692-7200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $1.00 Per Share

(Title of class)
Park-Ohio Holdings Corp. is a successor issuer to Park-Ohio Industries, Inc.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐
       Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐     No ☒
      Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $130,571,000, based on the closing price of $16.79 per share of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2005.
      Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 28, 2006: 10,944,915.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Part I

Item 1.	Business
Overview
      Park-Ohio Holdings Corp. (“Holdings”) was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products.
      References herein to “we” or “the Company” include, where applicable Holdings, Park-Ohio and Holdings’ other direct and indirect subsidiaries.
      ILS provides our customers with integrated supply chain management services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/ fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2005, we employed approximately 3,400 persons.
      The following table summarizes the key attributes of each of our business segments:

Integrated Logistics
	Solutions	Aluminum Products	Manufactured Products

NET SALES(1)	$532.6 million (57% of total)	$159.1 million (17% of total)	$241.2 million (26% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 175,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Pump housings • Clutch retainers/ pistons • Control arms • Knuckles • Master cylinders • Pinion housings • Brake calipers • Oil pans • Flywheel spacers	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
SELECTED INDUSTRIES SERVED	• Heavy-duty truck
• Automotive and vehicle parts
• Electrical distribution and controls
• Power sports/ fitness equipment
• HVAC
• Aerospace and defense
• Electrical components
• Appliance
	• Semiconductor equipment	• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Steel • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Bottling • Automotive • Oil and gas • Rail and locomotive manufacturing • Aerospace and defense

(1)	Results are for the year ended December 31, 2005 and exclude the results of operations related to the assets of the Purchased Parts Group, Inc. prior to the date of acquisition on July 20, 2005.

Integrated Logistics Solutions
      Our ILS business provides our customers with integrated supply chain management services for a broad range of high-volume, specialty production components. Our ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 40 logistics service centers in the United States, Mexico, Canada, Puerto Rico and Europe as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
      In July 2005, we acquired substantially all of the assets of the Purchased Parts Group, Inc. (“PPG”), a provider of supply chain management services for a broad range of production components, operating 12 service centers in the United States, the United Kingdom and Mexico. This acquisition added significantly to our customer and supplier bases, and expanded our geographic presence. ILS has eliminated substantial overhead costs from PPG and begun the process of consolidating redundant service centers. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of PPG, other than for the period from July 20, 2005 through December 31, 2005. See Note C to the consolidated financial statements included elsewhere herein.
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
      Supply chain management services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 ILS clients exceeds twelve years. ILS’s remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.
      ILS also engineers and manufactures precision cold formed and cold extruded products, including locknuts, SPAC® nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. ILS produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.

      Markets and Customers. For the year ended December 31, 2005, approximately 90% of ILS’s net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico and Europe. Supply chain management services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
      ILS markets and sells its services to over 6,000 customers domestically and internationally. The principal markets served by ILS are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, power sports/ fitness equipment, HVAC, aerospace and defense, electrical components, appliance and semiconductor equipment industries. The five largest customers, within which ILS sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 40% and 38% of sales of ILS for 2005 and 2004, respectively, with International Truck representing 20% and 15%, respectively, of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The loss of the International Truck account or any two of the remaining top five customers could have a material adverse effect on the results of operations and financial condition of this segment.
      Competition. There is a limited number of companies who compete with ILS for supply chain service contracts. ILS competes mainly with domestic competitors primarily on the basis of its value-added services, which include sourcing, engineering and delivery capabilities, geographic reach, extensive product selection, price and reputation for high service levels.
Aluminum Products
      We believe that we are one of the few part suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast, sand-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at five manufacturing facilities in Ohio and Indiana.
      Products and Services. Our Aluminum Products business casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products’ principal products include pump housings, clutch retainers and pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers. In addition, we also provide value-added services such as design engineering, machining and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions.
      Demand by automotive OEMs for aluminum castings has increased in recent years as they have sought lighter alternatives to steel and iron, primarily to increase fuel efficiency without compromising structural integrity. We believe that this replacement trend will continue as end-users and the regulatory environment require greater fuel efficiency. To capitalize on this trend, in August 2004, we acquired substantially all of the assets of the Amcast Components Group, a producer of aluminum automotive components. This acquisition significantly increased the sales and production capacity of our Aluminum Products business and added attractive new customers, product lines and production technologies. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of the Amcast Components Group other than for the period from August 23, 2004 through December 31, 2005.
      Markets and Customers. The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 53% of Aluminum Products sales for 2005 and 58% for 2004. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

      Competition. The aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers’ stringent quality and service standards and lean manufacturing techniques enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.
Manufactured Products
      Our Manufactured Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, rubber products and forged and machined products. We manufacture these products in eleven domestic facilities and nine international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, Poland, China and Japan. In December 2005, we acquired substantially all of the assets of Lectrotherm, Inc. (“Lectrotherm”), which is primarily a provider of field service and spare parts for induction heating and melting systems, located in Canton, Ohio.
      Products and Services. Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 35% to 40% of our induction heating and melting systems’ revenues is derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products.
      Additional manufactured products include other capital equipment, forged and machined metal components, and injection-molded rubber and silicone products. We manufacture other capital equipment such as pipe threading equipment for the oil and gas industry, and industrial oven systems and provide field service and spare parts for such equipment. We also engineer and install mechanical forging presses, and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts of up to 6,000 pounds and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.
      Markets and Customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the steel, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers. We sell rubber products primarily to sub-assemblers in the automotive, food processing and consumer appliance industries.
      Competition. We compete with small- to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. We compete domestically and internationally with small- to medium-sized forging and machining businesses on the basis of product quality and precision. We compete with other domestic small- to medium-sized manufacturers of injection molded rubber and silicone products primarily on the basis of price and product quality.

Sales and Marketing
      ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.
Raw Materials and Suppliers
      ILS purchases substantially all of its production components from third-party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources. ILS has multiple sources of supply for its products. An increasing portion of ILS’s delivered components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. We are dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.
Customer Dependence
      We have thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding us with supplier quality awards. The only customer which accounted for more than 10% of our consolidated sales in any of the past three years was International Truck in all three years. In September 2005, we entered into an exclusive, multi-year agreement with International Truck to supply a wide range of production components, expiring on December 31, 2008.
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
Environmental, Health and Safety Regulations
      We are subject to numerous federal, state and local laws and regulations designed to protect public health and the environment, particularly with regard to discharges and emissions, as well as handling, storage, treatment and disposal, of various substances and wastes. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil and criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Pursuant to certain environmental laws, owners or operators of facilities may be liable for the costs of response or other corrective actions for contamination identified at or emanating from current or former locations, without regard to whether the owner or operator knew of, or was responsible for, the presence of any such contamination, and for related damages to natural resources. Additionally, persons who arrange for the disposal or treatment of hazardous sub-

stances or materials may be liable for costs of response at sites where they are located, whether or not the site is owned or operated by such person.
      From time to time, we have incurred and are presently incurring costs and obligations for correcting environmental noncompliance and remediating environmental conditions at certain of our properties. In general, we have not experienced difficulty in complying with environmental laws in the past, and compliance with environmental laws has not had a material adverse effect on our financial condition, liquidity and results of operations. Our capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to us in the foreseeable future.
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
Information as to Industry Segment Reporting and Geographic Areas
      The information contained under the heading “Note L—Industry Segments” of the notes to the consolidated financial statements included herein, relating to (1) net sales, income (loss) before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2005, 2004, and 2003 is incorporated herein by reference.
Recent Developments
      The information contained under the heading of “Note C—Acquisitions” of the notes to the consolidated financial statements included herein is incorporated herein by reference.
Available Information
      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including amendments to these reports, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website at http://www.pkoh.com. The information on our website is not a part of this annual report on Form 10-K.
Item 1A. Risk Factors
       The following are certain risk factors that could affect our business, results of operations and financial condition. These risks are not the only ones we face. If any of the following risks occur, our business, results of operations or financial condition could be adversely affected.

The industries in which we operate are cyclical and are affected by the economy in general.
      We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products, and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, power sports/ fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve, particularly the domestic automotive or heavy-duty truck industry, could have a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
      Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 28% and 21% of our net sales during the year ended December 31, 2005 from the automobile and heavy-duty truck industries, respectively. International Truck, our largest customer, accounted for approximately 12% of our net sales for the year ended December 31, 2005. The loss of a portion of business to International Truck or any of our other major automotive or heavy-duty truck customers could have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply this customer at current levels.

Our ILS customers are generally not contractually obligated to purchase products and services from us.
      Most of the products and services are provided to our ILS customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our ILS customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.
      We rely on several key customers. For the year ended December 31, 2005, our top ten customers accounted for approximately 34% of our net sales and our top customer, International Truck, accounted for approximately 12% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.
      If any of our key customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable, which could adversely impact our results of operations.
      Three of our customers filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code during 2004 and 2005. These were Murray, Inc., a customer of ILS, in 2004 and Delphi Corp. and Dana Corporation, primarily customers of our Manufactured Products and Aluminum Products segments, in 2005. Collectively, these bankruptcies reduced our operating income by $2.3 million during 2004 and 2005 with a further negative impact of approximately $.4 million on our operating income expected in the first quarter of 2006.

We operate in highly competitive industries.
      The markets in which all three of our segments sell their products are highly competitive. Some of our competitors are large companies that have greater financial resources than we have. We believe that the principal competitive factors for our ILS segment are an approach reflecting long-term business partnership and reliability, sourced product quality and conformity to customer specifications, timeliness of delivery, price and design and engineering capabilities. We believe that the principal competitive factors for our Aluminum Products and Manufactured Products segments are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. The rapidly evolving nature of the markets in which we compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market development more accurately than we do. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than we do to new technologies or evolving customer requirements.
      We expect competitive pressures in our markets to remain strong. These pressures arise from existing competitors, other companies that may enter our existing or future markets and, in some cases, our customers, which may decide to internally produce items we sell. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could have a material adverse effect on our financial condition, liquidity and results of operations.

The loss of key executives could adversely impact us.
      Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own less than 15% of our outstanding common stock, or if they own less than 15% of such stock, then if either Mr. E. Crawford or Mr. M. Crawford ceases to hold the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.

We may encounter difficulty in expanding our business through targeted acquisitions.
      We have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business, such as the acquisition of the PPG in 2005. We cannot assure you that we will be successful in consummating any acquisitions.
      Any targeted acquisitions will be accompanied by the risks commonly encountered in acquisitions of businesses. We may not successfully overcome these risks or any other problems encountered in connection with any of our acquisitions, including the possible inability to integrate an acquired business’ operations, IT technologies, services and products into our business, diversion of management’s attention, the assumption of unknown liabilities, increases in our indebtedness, the failure to achieve the strategic objectives of those acquisitions and other unanticipated problems, some or all of which could materially and adversely affect us. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Any delays or difficulties encountered in connection with any acquisition and the integration of our operations could have a material adverse effect on our business, results of operations, financial condition or prospects of our business.

Our ILS business depends upon third parties for substantially all of our component parts.
      ILS purchases substantially all of its component parts from third-party suppliers and manufacturers. Our business is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. Failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.

The raw materials used in our production processes and by our suppliers of component parts are subject to price and supply fluctuations that could increase our costs of production and adversely affect our results of operations.
      Our supply of raw materials for our Aluminum Products and Manufactured Products businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors.
      Our suppliers of component parts, particularly in our ILS business, may significantly and quickly increase their prices in response to increases in costs of the raw materials, such as steel, that they use to manufacture our component parts. We may not be able to increase our prices commensurate with our increased costs. Consequently, our results of operations and financial condition may be materially adversely affected.

The energy costs involved in our production processes and transportation are subject to fluctuations that are beyond our control and could significantly increase our costs of production.
      Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our margins. We experienced substantially higher natural gas costs in 2004 and in 2005. We could continue to experience higher than anticipated gas costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in supply could have a material adverse effect on our production and sales levels.

Potential product liability risks exist from the products which we sell.
      Our businesses expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and products of third-party vendors that we use or resell. While we currently maintain what we believe to be suitable and adequate product liability insurance, we cannot assure you that we will be able to maintain our insurance on acceptable terms or that our insurance will provide adequate protection against potential liabilities. In the event of a claim against us, a lack of sufficient insurance coverage could have a material adverse effect on our financial condition, liquidity and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our financial condition, liquidity and results of operations.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations.
      As of December 31, 2005, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 575 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.
      Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.
      Any of these events could have an adverse effect on our operations in the future by reducing the demand for our products and services, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified.

We are subject to significant environmental, health and safety laws and regulations and related compliance expenditures and liabilities.
      Our businesses are subject to many foreign, federal, state and local environmental, health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in our manufacturing processes.

Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.
      We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of property, including property where we have disposed of our waste, and for addressing environmental conditions. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.
      We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising for example out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not exceed our reserves or have a material adverse effect on our financial condition.

If our information systems fail, our business will be materially affected.
      We believe that our information systems are an integral part of the ILS segment and, to a lesser extent, the Aluminum Products and Manufactured Products segments. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, maintain cost-effective operations, route and re-route orders and provide superior service to our customers. We cannot assure you that a disruption in the operation of our information systems used by ILS, including the failure of the supply chain management software to function properly, or those used by Aluminum Products and Manufactured Products will not occur. Any such disruption could have a material adverse effect on our financial condition, liquidity and results of operations.

Operating problems in our business may materially adversely affect our financial condition and results of operations.
      The occurrence of material operating problems at our facilities may have a material adverse effect on our operations as a whole, both during and after the period of operational difficulties. We are subject to the usual hazards associated with manufacturing and the related storage and transportation of raw materials, products and waste, including explosions, fires, leaks, discharges, inclement weather, natural disasters, mechanical failure, unscheduled downtime and transportation interruption or calamities.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of our company’s outstanding common stock and their interests may conflict with yours.
      As of February 28, 2006, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 26% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.	Unresolved Staff Comments
       None.

Item 2.	Properties
       As of December 31, 2005, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States, and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 88% of the available square footage was located in the United States. Approximately 49% of the available square footage was owned. In 2005, approximately 36% of the available domestic square footage was used by the ILS segment, 36% was used by the Manufactured Products segment and 28% by the Aluminum Products segment. Approximately 36% of the available foreign square footage was used by the ILS segment and 64% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.
      The following table provides information relative to our principal facilities as of December 31, 2005.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage	Use

ILS(1)	Cleveland, OH	Leased	60,350 (2)	ILS Corporate Office
	Memphis, TN	Leased	121,700	Logistics
	Dayton, OH	Leased	112,960	Logistics
	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	St. Paul, MN	Leased	104,425	Logistics
	Allentown, PA	Leased	62,200	Logistics
	Atlanta, GA	Leased	56,000	Logistics
	Dallas, TX	Leased	49,985	Logistics
	Nashville, TN	Leased	44,900	Logistics
	Charlotte, NC	Leased	24,000	Logistics
	Kent, OH	Leased	225,000	Manufacturing
	Mississauga,	Leased	117,000	Manufacturing
	Ontario, Canada
	Solon, OH	Leased	42,600	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Delaware, OH	Owned	45,000	Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000	Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000	Manufacturing
	Fremont, IN	Owned	108,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Richmond, IN	Leased/Owned	97,300	Manufacturing
	Cedarburg, WI	Leased	157,000	Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000	Manufacturing
PRODUCTS(4)	Le Roeulx, Belgium	Owned	120,000	Manufacturing
	Euclid, OH	Owned	154,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Boaz, AL	Owned	100,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Canton, OH	Leased	125,000	Manufacturing
	Oxted, England	Owned	135,000	Manufacturing
	Newport, AR	Leased	111,300	Manufacturing
	Cicero, IL	Owned	45,000	Manufacturing
	Cleveland, OH	Leased	150,000	Manufacturing
	Shanghai, China	Leased	20,500	Manufacturing

(1)	ILS has 30 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 11,000 square feet used by Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 82,300, 64,000 and 45,700 and two owned properties of 91,800 and 20,200 square feet.

(4)	Manufactured Products has 16 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings
       We are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.
      At December 31, 2005, we were a co-defendant in approximately 325 cases asserting claims on behalf of approximately 10,000 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.
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
      Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases, and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases , the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all, that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.
      Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Item 4A.	Executive Officers of the Registrant
       Information with respect to the executive officers of the Company is as follows:

Name	Age	Position

Edward F. Crawford	66	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	36	President and Chief Operating Officer and Director
Richard P. Elliott	49	Vice President and Chief Financial Officer
Robert D. Vilsack	45	Secretary and General Counsel
Patrick W. Fogarty	44	Director of Corporate Development
      Mr. E. Crawford has been a director and our Chairman of the Board and Chief Executive Officer since 1992. He has also served as the Chairman of Crawford Group, Inc, a management company for a group of manufacturing companies, since 1964 and is also a Director of Continental Global Group, Inc.
      Mr. M. Crawford has been President and Chief Operating Officer since 2003 and joined us in 1995 as Assistant Secretary and Corporate Counsel. He was also our Senior Vice President from 2001 to 2003. Mr. M. Crawford became one of our directors in August 1997 and has served as President of Crawford Group, Inc. since 1995. Mr. E. Crawford is the father of Mr. M. Crawford.
      Mr. Elliott has been Vice President and Chief Financial Officer since joining us in May 2000. Mr. Elliott held various positions, including partner, at Ernst & Young LLP, an accounting firm, from January 1986 to April 2000. At Ernst & Young, Mr. Elliott did not perform services for us.
      Mr. Vilsack has been Secretary and General Counsel since joining us in 2002. From 1999 until his employment with us, Mr. Vilsack was engaged in the private practice of law. From 1997 to 1999, Mr. Vilsack was Vice President, General Counsel and Secretary of Medusa Corporation, a manufacturer of Portland cement, and prior to that he was Vice President, General Counsel and Secretary of Figgie International Inc., a manufacturing conglomerate.
      Mr. Fogarty has been Director of Corporate Development since 1997 and served as Director of Finance from 1995 to 1997.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       The Company’s common stock, par value $1.00 per share, trades on the Nasdaq National Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2005. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit facility and the indenture governing the Company’s 8.375% senior subordinated notes restrict the Company’s ability to pay dividends.
Quarterly Common Stock Price Ranges

	2005		2004

Quarter	High	Low	High	Low

1st	$30.90	$18.00	$10.06	$7.30
2nd	19.80	12.88	13.32	8.60
3rd	21.68	16.29	20.12	11.26
4th	17.78	13.52	26.19	18.18
      The number of shareholders of record for the Company’s common stock as of February 28, 2006 was 953.
Issuer Purchases of Equity Securities

Total Number
	Total		of Shares
	Number	Average	Purchased as	Maximum Number of Shares
	of Shares	Price Paid	Part of Publicly	That May Yet Be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans or Program

October 1 — October 31, 2005	4,851	$15.96	-0-	-0-
November 1 — November 30, 2005	-0-	-0-	-0-	-0-
December 1 — December 31, 2005	-0-	-0-	-0-	-0-

TOTAL	4,851	$15.96	-0-	-0-

      The Company acquired shares from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003	2002	2001

Selected Statement of Operations Data(a):
Net sales	$932,900	$808,718	$624,295	$634,455	$636,417
Cost of products sold(b)	796,283	682,658	527,586	546,857	552,293

Gross profit	136,617	126,060	96,709	87,598	84,124
Selling, general and administrative expenses	82,133	77,048	62,667	57,830	66,623
Amortization of goodwill	-0-	-0-	-0-	-0-	3,733
Restructuring and impairment charges(b)	943	-0-	18,808	13,601	18,163

Operating income (loss)(b)	53,541	49,012	15,234	16,167	(4,395)
Non-operating items, net(c)	-0-	-0-	-0-	-0-	1,850
Interest expense(d)	27,056	31,413	26,151	27,623	31,108

Income (loss) before income taxes and cumulative effect of accounting change	26,485	17,599	(10,917)	(11,456)	(37,353)
Income taxes (benefit)(e)	(4,323)	3,400	904	897	(11,400)

Income (loss) before cumulative effect of accounting change(f)	30,808	14,199	(11,821)	(12,353)	(25,953)
Cumulative effect of accounting change	-0-	-0-	-0-	(48,799)	-0-

Net income (loss)	$30,808	$14,199	$(11,821)	$(61,152)	$(25,953)

Amounts per common share — basic:
Income (loss) before cumulative effect of accounting change	$2.82	$1.34	$(1.13)	$(1.18)	$(2.49)

Cumulative effect of accounting change	$-0-	$-0-	$-0-	$(4.68)	$-0-

Net income (loss)	$2.82	$1.34	$(1.13)	$(5.86)	$(2.49)

Amounts per common share — diluted:
Income (loss) before cumulative effect of accounting change	$2.70	$1.27	$(1.13)	$(1.18)	$(2.49)

Cumulative effect of accounting change	$-0-	$-0-	$-0-	$(4.68)	$-0-

Net income (loss)	$2.70	$1.27	$(1.13)	$(5.86)	$(2.49)

	Year Ended December 31,

	2005	2004	2003	2002	2001

Other Financial Data:
Net cash flows provided by operating activities	$34,501	$1,633	$13,305	$28,578	$23,766
Net cash flows (used) by investing activities	(31,376)	(21,952)	(3,529)	(17,993)	(7,872)
Net cash flows provided (used) by financing activities	8,414	23,758	(14,870)	(5,645)	(14,634)
Depreciation and Amortization	17,346	15,468	15,562	16,307	19,911
Capital expenditures, net	20,295	11,955	10,869	14,731	13,923
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$18,696	$7,157	$3,718	$8,812	$3,872
Working capital	204,922	169,836	148,919	148,151	183,025
Property, plant and equipment	116,939	110,673	96,151	113,124	109,325
Total assets	665,983	610,022	507,452	540,858	593,117
Total debt	346,649	338,307	310,225	325,122	330,768
Shareholders’ equity	103,521	72,393	56,025	62,899	127,708

(a)	The selected consolidated financial data is not directly comparable on a year-to-year basis, primarily due to acquisitions and divestitures we made throughout the five years ended December 31, 2005, which include the following:

2005 —	PPG and Lectrotherm

2004 —	Amcast Components Group and Jamco

2002 —	Ajax Magnethermic

All of the acquisitions were accounted for as purchases. During 2003, the Company sold substantially all of the assets of Green Bearing and St. Louis Screw and Bolt. During 2002, the Company sold substantially all the assets of Castle Rubber. During 2001, the Company sold substantially all of the assets of Cleveland City Forge.

(b)	In each of the years ended December 31, 2005, 2003, 2002 and 2001, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance and pension curtailment are accruals for cash expenses. We made cash payments of $.3 million, $2.1 million, $2.5 million, $5.7 million and $2.7 million in the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively, related to our severance and pension curtailment accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,

	2005	2003	2002	2001

	(Dollars in thousands)
Non-cash charges:
Cost of products sold (inventory write-down)	$833	$638	$5,589	$10,299
Asset impairment	391	16,051	5,302	11,280
Restructuring and severance	400	990	5,599	6,883
Pension curtailment	152	1,767	2,700	-0-

Total	$1,776	$19,446	$19,190	$28,462

Charges reflected as restructuring and impairment charges on income statement	$943	$18,808	$13,601	$18,163

(c)	In 2001, non-operating items, net was comprised of $1.9 million of fire-related non-recurring business interruption costs, which were not covered by insurance.

(d)	In 2004, the Company issued $210 million of 8.375% senior subordinated notes. Proceeds from the issuance of this debt were used to fund the tender and early redemption of the 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $6.0 million.

(e)	In 2005, the Company reversed $7.3 million of its domestic deferred tax asset valuation allowances as it has been determined the realization of this amount is more likely than not.

(f)	Upon the adoption of FAS 142 (as defined below) in 2002, we recorded a non-cash charge of $48.8 million to reduce the carrying amount of goodwill to its fair value.
      No dividends were paid during the five years ended December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to the reversal of a tax valuation allowance in 2005, debt extinguishment costs and writeoff of deferred financing costs associated with the tender and early redemption during 2004 of our 9.25% senior subordinated notes, restructuring and unusual charges in 2003 and 2005, a goodwill impairment charge in 2002 to reflect the cumulative effect of an accounting change, and acquisitions and divestitures during the three years ended December 31, 2005.
Executive Overview
      We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, power sports/fitness equipment, HVAC, aerospace and defense, electrical components, appliance and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note L to the consolidated financial statements.
      Sales and profitability continued to grow substantially in 2005, continuing the trend of the prior year, as the domestic and international manufacturing economies continued to grow. Net sales increased 15% and net income increased 117% in 2005 compared to 2004. 2005 net income was affected by a $7.3 million reversal of the tax valuation allowance and $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

During 2004, net sales increased 30%, and net income was $14.2 million compared to a net loss of $11.8 in 2003.
      During 2004, we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of our 9.25% senior subordinated notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender offer and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the repurchased 9.25% senior subordinated notes.
      In December 2004, we amended our revolving credit facility, extending its maturity so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset-based formula, and providing lower interest rate levels. Borrowings under the revolving credit facility are secured by substantially all our assets. We had approximately $48.2 million of unused borrowing availability at December 31, 2005. Funds provided by operations plus available borrowings under the revolving credit facility are expected to be adequate to meet our cash requirements.
      At the end of December 2005, we acquired substantially all of the assets of Lectrotherm, which is primarily a provider of field service and spare parts for induction heating and melting systems, located in Canton, Ohio, for $5.1 million cash funded with borrowings under our revolving credit facility. This acquisition augments our existing, high-margin aftermarket induction business. Lectrotherm had no significant affect on 2005 earnings.
      In July 2005, we acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components for $7.0 million cash funded with borrowings from our revolving credit facility, $.5 million in a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded our geographic presence of our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant service centers.
      We acquired substantially all of the assets of the Amcast Components Group (“Amcast”), a producer of aluminum automotive products, on August 23, 2004 for $10.0 million cash and the assumption of approximately $9.0 million of operating liabilities. This acquisition significantly increased the sales and production capacity of our Aluminum Products business and added attractive new customers, product lines and production technologies.
      We acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”), now a Japanese-located subsidiary of our induction heating and melting equipment business, on April 1, 2004 for cash existing on the balance sheet of Jamco at that date. We sold substantially all the assets of St. Louis Screw and Green Bearing in first quarter 2003 for cash totaling approximately $7.3 million.
Accounting Changes and Goodwill
      We elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense resulting from fixed awards of restricted shares was measured at the date of grant and expensed over the vesting period.
      An alternative method of accounting for stock-based compensation would have been the fair value method defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 permitted use of the intrinsic value method and did not require companies to account for employee stock options using the fair value method. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, our net income

(loss) and diluted income (loss) per share would have been (decreased) or increased by $0.2 million ($.02 per share) in 2005, $(0.3) million ($(.03) per share) in 2004, and $0.3 million ($.03 per share) in 2003.
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options is expected to increase the Company’s fiscal 2006 compensation expense by $0.5 million (before-tax).
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review goodwill annually for potential impairment. This review was performed as of October 1, 2005, 2004 and 2003, using forecasted discounted cash flows, and it was determined that no further impairment is required.
      At December 31, 2005, our balance sheet reflected $82.7 million of goodwill in the ILS and Aluminum Products segments. In 2005, discount rates used ranged from 11.0% to 11.5%, and long-term revenue growth rates used ranged from 3.5% to 4.5%.
Results of Operations

2005 versus 2004

Net Sales by Segment:

	Year Ended
	December 31,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$532.6	$453.2	$79.4	18%	$31.4
Aluminum Products	159.1	135.4	23.7	18%	34.5
Manufactured Products	241.2	220.1	21.1	10%	3.5

Consolidated net sales	$932.9	$808.7	$124.2	15%	$69.4

      Net sales increased by 15% in 2005 compared to 2004. ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased in 2005 primarily due to sales from manufacturing plants acquired in August 2004 from the Amcast, partially offset by volume decreases in the automotive industry. Manufactured Products sales increased in 2005 primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $3.5 million was due to the April 2004 acquisition of the remaining 66% of the common stock of Jamco.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$796.3	$682.6	$113.7	17%

Consolidated gross profit	$136.6	$126.1	$10.5	8%

Gross margin	14.6%	15.6%
      Cost of products sold increased 17% in 2005 compared to 2004, while gross margin decreased to 14.6% from 15.6% in 2004. ILS gross margin decreased primarily due to steel price increases and mix changes partially offset by the absence of the negative impact of $1.1 million in 2004 of the bankruptcy of a customer, Murray, Inc. Aluminum Products gross margin decreased due to the addition of the lower-margin Amcast business, product mix and pricing changes and the increased cost of natural gas. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses, and also due to $.8 million writeoff of inventory associated with discontinued product lines.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended
	December 31,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$82.1	$77.0	$5.1	7%
SG&A percent	8.8%	9.5%
      Consolidated SG&A expenses increased by 7% in 2005 compared to 2004. Approximately $3.6 million of the SG&A increase was due to acquisitions, primarily PPG, Amcast and Jamco, while bonus expenses of $1.4 million and charges relating to the Delphi and Dana bankruptcies totaling $1.2 million also contributed to the increase in SG&A expenses. The Company expects a further $.4 million negative impact to SG&A expenses in the first quarter of 2006 resulting from the Dana bankruptcy. SG&A expenses were reduced in 2005 compared to 2004 by a $.4 million increase in net pension credits reflecting improved returns on pension plan assets. Other than these changes, SG&A expenses remained essentially flat, despite increased sales and production volumes. SG&A expenses as a percent of sales decreased by .7 of a percentage point.

Interest Expense:

	Year Ended
	December 31,
				Percent
	2005	2004	Change	Change

Interest expense	$27.1	$31.4	$(4.3)	(14)%
Debt extinguishment costs included in interest expense	-0-	$6.0	$(6.0)
Average outstanding borrowings	$357.1	$328.9	$28.2	9%
Average borrowing rate	7.59%	7.72%	(13) basis points
      Interest expense decreased in 2005 compared to 2004, primarily due to the fourth quarter 2004 debt extinguishment costs. These costs primarily related to premiums and other transaction costs associated with the tender offer and early redemption and writeoff of deferred financing costs associated with the 9.25% senior subordinated notes. Excluding these 2004 costs, interest increased in 2005 due to higher average outstanding borrowings, partially offset by lower average interest rates during 2005. The increase in average borrowings in 2005 resulted primarily from higher working capital requirements and the purchase of Amcast Components Group and PPG in August 2004 and July 2005, respectively. The lower average borrowing rate in 2005 was due primarily to the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the first eleven months of 2004. The lower average borrowing rate in 2005 included increased interest rates under our revolving credit facility compared to 2004, which increased primarily as a result of actions by the Federal Reserve.

Income Taxes:

	Year Ended
	December 31,

	2005	2004

Income before income taxes	$26.5	$17.6
Income taxes (benefit)	$(4.3)	$3.4
Reversal of tax valuation allowance included in 2005 income tax benefit	(7.3)

2005 Income taxes excluding reversal of tax valuation allowance	$3.0

Effective income tax rate	(16)%	19%
Effective income tax rate excluding reversal of tax valuation allowance	11%
      In fourth quarter 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company has determined that it is more likely than not that this portion of the deferred tax asset will be realized. The tax valuation allowance reversal resulted in an increase to net income for the quarter. In 2006, the Company will begin recording a quarterly provision for federal income taxes, which is expected to result in a total effective income tax rate of approximately 40%. The Company’s significant net operating loss carry-forward should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.
      We had income tax benefits of $4.3 million in 2005, including a $7.3 million reversal of our deferred tax asset valuation allowance. This was an effective income tax benefit rate of (16%). The provision for income taxes was $3.4 million in 2004, an effective income tax rate of 19%. Excluding the reversal of the $7.3 million tax valuation allowance, in 2005 we provided $3.0 million of income taxes, an 11% effective income tax rate. In both years, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither year did the income tax provision include federal income taxes. At December 31, 2005, our subsidiaries had $41.0 million of net operating loss carryforwards for federal tax purposes. We are presenting taxes and tax rates without the tax benefit of the tax valuation allowance reversal to facilitate comparison between the periods.
Results of Operations

2004 versus 2003

Net Sales by Segment:

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

ILS	$453.2	$377.6	$75.6	20%
Aluminum Products	135.4	90.1	45.3	50%
Manufactured Products	220.1	156.6	63.5	41%

Consolidated net sales	$808.7	$624.3	$184.4	30%

      Net sales increased by 30% in 2004 compared to 2003. ILS sales increased due to general economic growth, in particular due to significant growth in the heavy-duty truck and semiconductor industries, the addition of new customers and increases in product range to existing customers. ILS growth was partially offset by a $1.0 million sales decrease related to the 2003 sale of Green Bearing. Aluminum Products 2004 sales increased $30.4 million due to the Amcast Components Group acquisition in August 2004, with additional growth from new contracts and increased volumes in the existing business.

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
      Cost of products sold increased 29% in 2004 compared to 2003, while gross margin increased to 15.6% from 15.5% in 2003. ILS gross margin decreased modestly, primarily due to steel price increases and mix changes and the negative impact of $1.1 million resulting from the bankruptcy of a significant customer, Murray, Inc. Aluminum Products gross margin decreased due to a combination of the addition of the lower-margin Amcast business, product mix and pricing changes and specific one-time costs incurred in 2004 for product startup, scrap and reserves. The $30.4 million of sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. We expect margins at the acquired plants to increase over time as a result of post-acquisition cost reductions, price increases and new business. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses. Gross margins in both the Aluminum Products and Manufactured Products segments were negatively impacted by rising natural gas costs.

SG&A Expenses:

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

Consolidated SG&A expenses	$77.0	$62.7	$14.3	23%
SG&A percent	9.5%	10.0%
      Consolidated SG&A expenses increased by 23% in 2004 compared to 2003. Approximately $2.8 million of the SG&A increase was due to acquisitions, primarily Jamco and Amcast Components Group, while approximately $2.7 million of the increase was due to compliance costs associated with Section 404 of the Sarbanes-Oxley Act. The remainder of the SG&A increase was primarily due to increased sales and production volumes. Despite this increase, SG&A expenses as a percent of sales decreased by 50 basis points due both to cost reductions from restructuring and to the absorption of these expenses over increased sales. SG&A expenses were reduced in 2004 compared to 2003 by a $2.3 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

Interest expense	$31.4	$26.2	$5.2	20%
Debt extinguishment costs included in interest expense	$6.0	-0-	$6.0
Average outstanding borrowings	$328.9	$320.8	$8.1	3%
Average borrowing rate	7.72%	8.17%	(45) basis points

      Interest expense increased in 2004 compared to 2003, primarily due to the fourth quarter 2004 debt extinguishment costs. These costs primarily related to premiums and other transaction costs associated with the tender and early redemption and writeoff of deferred financing costs associated with the 9.25% senior subordinated notes. Excluding these costs, interest decreased due to lower average interest rates in 2004, partially offset by higher average outstanding borrowings. The lower average borrowing rate in 2004 was due primarily to decreased rates on our revolving credit facility. The increase in average borrowings in 2004 resulted primarily from higher working capital requirements.

Income Taxes:
      The effective income tax rate for 2004 was 19%. Primarily foreign and certain state income taxes were provided for in both years because federal income taxes were not owed due to the recognition of net operating loss carry-forwards for which valuation allowances had been provided. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carry-forwards for federal tax purposes. We have not recognized any tax benefit for these loss carry-forwards. In accordance with the provision of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“FAS 109”) recorded no tax benefit for the 2003 net loss because we had incurred three years of cumulative losses. Income taxes of $.9 million were provided in 2003, primarily for state and foreign taxes on profitable operations.
Liquidity and Sources of Capital
      Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a new revolving credit facility with a group of banks that provided for availability of up to $165.0 million, subject to an asset-based formula. In September 2004, we amended our revolving credit facility to increase the availability to $185.0 million subject to an asset-based formula. In December 2004, we further amended our revolving credit facility to increase the availability to $200.0 million, subject to an asset-based formula, as well as to extend the maturity from July 30, 2007 to December 31, 2010. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.
      Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 2.25% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of December 31, 2005, the Company had $128.3 million outstanding under the revolving credit facility, and approximately $48.2 million of unused borrowing availability.
      Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings under the revolving credit facility is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.
      At December 31, 2005, the Company was in compliance with the debt service ratio covenant and other covenants contained in the revolving credit facility.
      The ratio of current assets to current liabilities was 2.1 at December 31, 2005 versus 1.97 at December 31, 2004. Working capital increased by $35.1 million to $204.9 million at December 31, 2005 from $169.8 million at December 31, 2004. Major components of working capital, including accounts receivable, inventories, other current assets, trade accounts payable and accrued expenses, increased substantially during 2005 due primarily to significant revenue growth and the acquisition of PPG and Lectrotherm.
      During 2005, the Company provided $34.5 million from operating activities as compared to providing $1.6 million in 2004. The increase in cash provision of $32.9 million was primarily the result of a much smaller increase in net operating assets, net of the impact of acquisitions, in 2005 compared to 2004 ($8.9 million compared to $29.1 million, respectively), and an increase in net income of $16.6 million. Approximately $6.5 million of the increase in net income was due to noncash changes in deferred income taxes, partially offset by noncash restructuring and impairment charges. During 2005, the Company also invested $20.3 million in capital expenditures and $12.2 million in acquisitions and borrowed an additional $8.3 million under its revolving credit facilities.
      During 2004, the Company provided $1.6 million from operating activities as compared to providing $13.3 million in 2003. The decrease of $11.7 million was primarily the result of the increase in working capital, net of the impact of acquisitions, of $18.9 million and the absence of non-cash restructuring charges ($18.6 million in 2003) offset by the increase in net income of $26.0 million. During 2004, the Company also invested $12.0 million in capital expenditures and $10.0 million in an acquisition, generated $205.2 million from the issuance of the 8.375% senior subordinated notes and $18.0 million from its revolving credit facility and used $199.9 million to redeem the 9.25% senior subordinated notes. These activities resulted in an increase in cash of $3.4 million for the year.
Off-Balance Sheet Arrangements
      We do not have off-balance-sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the US dollar. At December 31, 2005, none were outstanding. We currently have no other derivative instruments.
      The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2005:

		Payments Due or Commitment Expiration Per
		Period

		Less Than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
(In Thousands)
Long-term debt obligations	$346,649	$1,644	$2,847	$131,116	$211,042
Interest obligations(1)	156,822	17,588	35,175	35,175	68,884
Capital lease obligations	-0-	-0-	-0-	-0-	-0-
Operating lease obligations	32,978	10,637	13,051	7,004	2,286
Purchase obligations	137,898	130,823	7,075	-0-	-0-
Postretirement obligations(2)	21,981	2,517	4,915	4,668	9,881
Standby letters of credit	17,675	11,983	5,519	173	-0-

Total	$714,003	$175,192	$68,582	$178,136	$292,093

(1)	Interest obligations are included on the 8.375% senior subordinated notes due 2014 only and assume notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($7,595 based on 5.92% average interest rate and outstanding borrowings of $128.3 at December 31, 2005) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2015.

We expect that funds provided by operations plus available borrowings under our revolving credit facility to be adequate to meet our cash requirements for at least the next twelve months.
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
      Revenue Recognition: We recognize more than 90% of our revenue when title is transferred to unaffiliated customers, typically upon shipment. Our remaining revenue, from long-term contracts, is recognized using the percentage of completion method of accounting. Selling prices are fixed based on purchase orders or contractual arrangements. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
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
      Impairment of Long-Lived Assets: Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2005, 2003, 2002 and 2001, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note O to the consolidated financial statements included elsewhere herein.
      Restructuring: We recognize costs in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“EITF 94-3”) and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” for charges prior to 2003. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.
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
      We completed the transitional impairment review of goodwill during the fourth quarter of 2002 and recorded a non-cash charge of $48.8 million. The charge has been reported as a cumulative effect of a change in accounting principle. We have also completed the annual impairment test as of October 1, 2005, 2004 and 2003 and have determined that no additional goodwill impairment existed as of those dates.
      Deferred Income Tax Assets and Liabilities: We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records a tax valuation allowance if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by FAS 109.
      At December 31, 2005, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $41.0 million, which will expire between 2021 and 2024.
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
      Stock-Based Compensation: We elected to account for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Under APB 25, because the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense resulting from fixed awards of restricted shares was measured at the date of grant and expensed over the vesting period.
      An alternative method of accounting for stock-based compensation would have been the fair value method defined by FAS 123. FAS 123 permits use of the intrinsic value method and did not require companies to account for employee stock options using the fair value method. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, our net income (loss) and diluted income (loss) per share would have been (decreased) increased by $(0.2) million (($.02) per share) in 2005, ($.3) million (($.03) per share) in 2004, and $.3 million ($.03 per share) in 2003.
      In December 2004, the FASB issued FAS 123R. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options is expected to increase the Company’s 2006 compensation expense by $.5 million (before-tax).
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
Forward-Looking Statements
      This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to the following: our substantial indebtedness; general business conditions and competitive factors, including pricing pressures and product innovation; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; demand for our products and services; raw material availability and pricing; component part availability and pricing; adverse changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit facility and the indenture governing the 8.375% senior subordinated notes due 2014; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including, without limitation asbestos claims; our ability to negotiate acceptable contracts with labor unions; dependence on key management; and dependence on information systems and the other factors we describe under the “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
       We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $128.3 million at December 31, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.3 million for the year ended December 31, 2005.
      Our foreign subsidiaries generally conduct business in local currencies. During 2005, we recorded a favorable foreign currency translation adjustment of $.1 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
      Our largest exposures to commodity prices relate to steel and natural gas price increases, which have increased significantly in 2005. We do not have any commodity swap agreements or hedge contracts for future increases in steel or natural gas prices.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management has identified no material weakness in internal control over financial reporting.
      Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This attestation report is included at page 32 of this annual report on Form 10-K.
Park-Ohio Holdings Corp.
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Park-Ohio Holdings Corp.
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Park-Ohio Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Park-Ohio Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Park-Ohio Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Park-Ohio Holdings Corp.
      We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 13, 2006

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$18,696	$7,157
Accounts receivable, less allowances for doubtful accounts of $5,120 in 2005 and $3,976 in 2004	153,502	145,475
Inventories	190,553	177,294
Deferred tax assets	8,627	-0-
Other current assets	21,651	14,593

Total Current Assets	393,029	344,519
Property, Plant and Equipment:
Land and land improvements	6,964	6,788
Buildings	38,384	36,217
Machinery and equipment	199,019	186,489

	244,367	229,494
Less accumulated depreciation	127,428	118,821

	116,939	110,673
Other Assets:
Goodwill	82,703	82,565
Net assets held for sale	1,992	3,027
Other	71,320	69,238

	$665,983	$610,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$115,401	$108,868
Accrued expenses	68,545	60,003
Current portion of long-term liabilities	4,161	5,812

Total Current Liabilities	188,107	174,683
Long-Term Liabilities, less current portion 8.375% senior subordinated notes due 2014	210,000	210,000
Revolving credit	128,300	120,600
Other long-term debt	6,705	4,776
Deferred tax liability	3,176	1,074
Other postretirement benefits and other long-term liabilities	26,174	26,496

	374,355	362,946
Shareholders’ Equity Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares; Issued — 11,702,911 shares in 2005 and 11,546,943 in 2004	11,703	11,547
Additional paid-in capital	57,508	56,530
Retained earnings	46,014	15,206
Treasury stock, at cost, 733,196 shares in 2005 and 725,676 shares in 2004	(9,009)	(8,864)
Accumulated other comprehensive loss	(2,102)	(1,676)
Unearned compensation — restricted stock awards	(593)	(350)

	103,521	72,393

	$665,983	$610,022

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Net sales	$932,900	$808,718	$624,295
Cost of products sold	796,283	682,658	527,586

Gross profit	136,617	126,060	96,709
Selling, general and administrative expenses	82,133	77,048	62,667
Restructuring and impairment charges	943	-0-	18,808

Operating income	53,541	49,012	15,234
Interest expense	27,056	31,413	26,151

Income (loss) before income taxes	26,485	17,599	(10,917)
Income taxes (benefit)	(4,323)	3,400	904

Net income (loss)	$30,808	$14,199	$(11,821)

Amounts per common share (income (loss)):
Basic	$2.82	$1.34	$(1.13)

Diluted	$2.70	$1.27	$(1.13)

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Stock	Capital	Earnings	Stock	Income (Loss)	Compensation	Total

	(Dollars in thousands)
Balance at January 1, 2003	$11,210	$56,135	$12,828	$(9,092)	$(8,096)	$(86)	$62,899
Amortization of restricted stock						86	86
Comprehensive (loss):
Net loss			(11,821)				(11,821)
Foreign currency translation adjustment					3,632		3,632
Minimum pension liability					1,200		1,200

Comprehensive (loss)							(6,989)
Exercise of stock options (110,533 shares)	78	(277)		228			29

Balance at December 31, 2003	11,288	55,858	1,007	(8,864)	(3,264)	-0-	56,025
Comprehensive income (loss):
Net income			14,199				14,199
Foreign currency translation adjustment					2,071		2,071
Minimum pension liability					(483)		(483)

Comprehensive income							15,787
Restricted stock award	28	405				(433)	-0-
Amortization of restricted stock						83	83
Exercise of stock options (231,748 shares)	231	267					498

Balance at December 31, 2004	11,547	56,530	15,206	(8,864)	(1,676)	(350)	72,393
Comprehensive income (loss):
Net income			30,808				30,808
Foreign currency translation adjustment					94		94
Minimum pension liability					(520)		(520)

Comprehensive income							30,382
Restricted stock award	56	861				(917)	-0-
Amortization of restricted stock						674	674
Purchase of treasury stock				(145)			(145)
Exercise of stock options (99,668 shares)	100	117					217

Balance at December 31, 2005	$11,703	$57,508	$46,014	$(9,009)	$(2,102)	$(593)	$103,521

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$30,808	$14,199	$(11,821)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	17,346	15,468	15,562
Restructuring and impairment charges	1,776	-0-	18,641
Deferred income taxes	(6,525)	1,074	-0-
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	5,507	(35,606)	539
Inventories	(1,699)	(26,541)	6,991
Accounts payable and accrued expenses	(959)	39,419	(11,984)
Other	(11,753)	(6,380)	(4,623)

Net cash provided by operating activities	34,501	1,633	13,305
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(20,295)	(11,955)	(10,869)
Costs of acquisitions, net of cash acquired	(12,181)	(9,997)	-0-
Proceeds from the sale of business units or assets held for sale	1,100	-0-	7,340

Net cash used by investing activities	(31,376)	(21,952)	(3,529)
FINANCING ACTIVITIES
Proceeds from bank arrangements, net	8,342	18,012	112,000
Payments on long-term debt	-0-	(199,930)	(126,899)
Issuance of 8.375% senior subordinated notes, net of deferred financing costs	-0-	205,178	-0-
Issuance of common stock under stock option plan	217	498	29
Purchase of treasury stock	(145)	-0-	-0-

Net cash provided (used) by financing activities	8,414	23,758	(14,870)
Increase (decrease) in cash and cash equivalents	11,539	3,439	(5,094)
Cash and cash equivalents at beginning of year	7,157	3,718	8,812

Cash and cash equivalents at end of year	$18,696	$7,157	$3,718

Income taxes paid (refunded)	$881	$3,370	$(1,038)
Interest paid	24,173	28,891	25,213
See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
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
      Inventories: Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Inventory reserves were $19,166 and $18,604 at December 31, 2005 and 2004, respectively.

Major Classes of Inventories

	December 31,

	2005	2004

Finished goods	$128,465	$121,832
Work in process	32,547	27,959
Raw materials and supplies	29,541	27,503

	$190,553	$177,294

      Property, Plant and Equipment: Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25-60 years for buildings, and 3-16 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable (See Note O).
      Goodwill: As discussed in Note B, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under FAS 142, goodwill is no longer amortized but is subject to impairment testing at least annually on October 1. Prior to 2002, goodwill was amortized primarily over 40 years using the straight-line method.
      Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has two unfunded postretirement benefit plans. For the defined benefit plans, benefits are based on the employee’s years of service. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.
      Stock-Based Compensation: The Company elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plan, as permitted under FAS 123 and “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB State-

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
ment No. 123” (“FAS 148”) through 2005. Accordingly, no compensation cost has been recognized for its stock option plan since the exercise price of the stock options equals or exceeds the fair value of the common stock at the date of grant. However, the Company recognizes compensation expense resulting from fixed awards of restricted shares, which is measured at the date of grant and expensed over the vesting period. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, the Company’s pro forma net income and pro forma earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

	(Dollars in thousands, except
	per share amounts)
Net income (loss), as reported	$30,808	$14,199	$(11,821)
Add: Stock-option expense included in reported net income, net of related tax effects	0	0	0
Deduct: Stock-option expense determined under fair value based methods, net of related tax effects	(177)	(284)	(345)

Pro forma net income (loss)	$30,631	$13,915	$(12,166)

Earnings (loss) per share:
Basic — as reported	$2.82	$1.34	$(1.13)
Basic — pro forma	$2.81	$1.31	$(1.16)
Diluted — as reported	$2.70	$1.27	$(1.13)
Diluted — pro forma	$2.68	$1.24	$(1.16)
The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the following fiscal years:

	Years Ended
	December 31,

	2005	2004	2003

Risk — free interest rate	4.15%	3.50%	3.85%
Expected life of option in years	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%
Expected stock volatility	55%	52%	49%
      The weighted average fair market value of options issued for the fiscal years ended December 31, 2005, 2004, and 2003 was estimated to be $8.20, $4.08, and $2.47 per share, respectively.
      Impact of Other Recently Issued Accounting Pronouncements: On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation costs is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) using the “modified prospective” method.
      As permitted by SFAS No. 123, through 2005 the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) could have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of fair-value recognition provisions for stock options is expected to increase the Company’s 2006 compensation expense by $.5 million (before-tax). Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share earlier in this note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years was zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.
      Accounting for Asset Retirement Obligations: Due to the long-term productive nature of the Company’s manufacturing operations, absent plans or expectations of plans to initiate asset retirement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating conditional asset retirement obligations. As such, the Company has not recognized conditional asset retirement obligations when there are no plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos.
      Income Taxes: The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.”
      Revenue Recognition: The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (less than 10% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
      Accounts Receivable: Accounts receivable are recorded at selling price, which is fixed based on a purchase order or contractual arrangement. Accounts receivable are reduced by an allowance for

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history.
      Software Development Costs: Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product.
      Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2005, the Company had uncollateralized receivables with six customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $42,579, which represented approximately 28% of the Company’s trade accounts receivable. During 2005, sales to these customers amounted to approximately $255,114, which represented approximately 27% of the Company’s net sales.
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
      Foreign Currency Translation: The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders’ equity.
      Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
NOTE B — FAS 142, “Goodwill and Other Intangible Assets”
      In accordance with the provisions of FAS 142, the Company has completed its annual goodwill impairment tests as of October 1, 2005, 2004 and 2003, and has determined that no additional impairment of goodwill existed as of those dates.
      The following table summarizes the carrying amount of goodwill for the years ended December 31, 2005 and December 31, 2004 by reporting segment.

Reporting	Goodwill at	Goodwill at
Segment	December 31, 2005	December 31, 2004

ILS	$66,188	$66,050
Aluminum Products	16,515	16,515

	$82,703	$82,565

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The increase in the goodwill in the ILS segment during 2005 results from foreign currency fluctuations.
NOTE C — Acquisitions
      On December 23, 2005, the Company completed the acquisition of the assets of Lectrotherm, Inc. (“Lectrotherm”) for $5,125 in cash. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Lectrotherm prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Lectrotherm have been included since December 23, 2005. The preliminary allocation of the purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The allocation of the purchase price is as follows:

Cash acquisition price, less cash acquired	$4,698
Assets
Accounts receivable	(2,640)
Inventories	(954)
Prepaid expenses	(97)
Equipment	(871)
Other assets	(545)
Liabilities
Accrued expenses	409

Goodwill	$-0-

      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $483 in a short-term note payable and the assumption of approximately $13,255 of trade liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included since July 20, 2005. The preliminary allocation of the purchase price is as follows:

Cash acquisition price	$7,000
Assets
Accounts receivable	(10,894)
Inventories	(10,606)
Prepaid expenses	(1,201)
Equipment	(407)
Liabilities
Accounts payable	13,255
Accrued expenses	2,370
Note payable	483

Goodwill	$-0-

      The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company re-

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
corded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance	Exit and
	and Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (“Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10,000 in cash and the assumption of approximately $9,000 of operating liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included in the Company’s results since August 23, 2004.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The Company has a plan for integration activities and plant rationalization. In accordance with FASB EITF Issue No. 95-3, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	295	-0-	2	297

Balance at December 31, 2004	1,621	100	263	1,984
Transfer	0	48	(48)	0
Adjustments	(612)	0	(113)	(725)
Less: Payments	1,009	148	102	1,259

Balance at December 31, 2005	$0	$0	$0	$0

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Jamco have been included in the Company’s results since April 1, 2004.
NOTE D — Other Assets
      Other assets consists of the following:

	December 31,

	2005	2004

Pension assets	$47,164	$41,295
Idle assets	5,161	6,040
Deferred financing costs	7,048	7,846
Tooling	3,327	3,570
Software development costs	2,485	3,390
Other	6,135	7,097

Totals	$71,320	$69,238

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE E — Accrued Expenses
      Accrued expenses include the following:

	December 31,

	2005	2004

Accrued salaries, wages and benefits	$16,435	$14,098
Advance billings	21,969	10,059
Warranty, project and installation accruals	4,391	5,660
Severance and exit costs	1,451	2,175
Interest payable	2,900	2,022
State and local taxes	4,866	4,553
Sundry	16,533	21,436

Totals	$68,545	$60,003

      Substantially all advance billings and warranty, project and installation accruals relate to the Company’s capital equipment businesses.
      The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2005 and 2004:

	December 31,

	2005	2004

Balance at beginning of year	$4,281	$5,614
Claims paid during the year	(3,297)	(4,708)
Additional warranties issued during year	2,593	2,874
Acquired warranty liabilities	-0-	501
Other	(11)	-0-

Balance at end of year	$3,566	$4,281

      The acquired warranty liability during 2004 reflects the warranty liability of Jamco, which was acquired in April 2004.
NOTE F — Financing Arrangements
      Long-term debt consists of the following:

	December 31,

	2005	2004

8.375% senior subordinated notes due 2014	$210,000	$210,000
Revolving credit maturing on December 31, 2010	128,300	120,600
Industrial development revenue bonds maturing in 2012 at interest rates from 2.00% to 4.15%	3,586	4,041
Other	4,763	3,666

	346,649	338,307
Less current maturities	1,644	2,931

Total	$345,005	$335,376

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      Maturities of long-term debt during each of the five years following December 31, 2005 are approximately $1,644 in 2006, $2,019 in 2007, $827 in 2008, $646 in 2009 and $130,471 in 2010.
      In November 2004, the Company issued $210,000 of 8.375% senior subordinated notes due November 15, 2014 (“8.375% Notes”). The net proceeds from this debt issuance were approximately $205,178 net of underwriting and other debt offering fees. Proceeds from the 8.375% Notes were used to fund the tender offer and early redemption of the Company’s 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $5,963 or $.53 per share on a diluted basis.
      The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $200,000. During 2004, the Credit Agreement was amended to extend the maturity to December 31, 2010 and increase the credit line to $200,000. The amended credit agreement provides lower interest rate brackets and modified certain covenants to provide greater flexibility. The Credit Agreement currently contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2005, the Company had approximately $48,335 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (7.25% at December 31, 2005) or, at the Company’s election, at LIBOR plus .75% to 2.25%. The Company’s ability to elect LIBOR-based interest rates as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $20,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2005, in addition to amounts borrowed under the Credit Agreement, there was $12,519 outstanding primarily for standby letters of credit. An annual fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2010 and borrowings are secured by substantially all of the Company’s assets. At December 31, 2005, the Company also had an operating lease line of credit available of approximately $9,300.
      A foreign subsidiary of the Company had outstanding standby letters of credit of $5,156 at December 31, 2005 under its credit arrangement.
      The 8.375% Notes are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2005, the Company was in compliance with all financial covenants of the Credit Agreement.
      The weighted average interest rate on all debt was 7.35% at December 31, 2005.
      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Agreement and the 8.375% Notes approximate fair value at December 31, 2005 and 2004.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE G — Income Taxes
      Income taxes consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Current payable (benefit):
Federal	$165	$(426)	$-0-
State	198	23	16
Foreign	2,260	3,245	888

	2,623	2,842	904
Deferred:
Federal	(7,300)	-0-	-0-
State	-0-	-0-	-0-
Foreign	354	558	-0-

	(6,946)	558	-0-

Income taxes (benefit)	$(4,323)	$3,400	$904

      The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	Year Ended December 31,

	2005	2004	2003

Computed statutory amount	$9,189	$5,984	$(3,712)
Effect of state income taxes	65	16	11
Foreign rate differences	(151)	661	815
Medicare subsidy	(795)	-0-	-0-
Valuation allowance	(12,093)	(3,042)	3,695
Other, net	(538)	(219)	95

Income taxes (benefit)	$(4,323)	$3,400	$904

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,

	2005	2004

Deferred tax assets:
Postretirement benefit obligation	$7,542	$7,933
Inventory	10,433	11,277
Net operating loss and tax credit carryforwards	18,996	20,384
Other — net	12,246	11,867

Total deferred tax assets	49,217	51,461
Deferred tax liabilities:
Tax over book depreciation	15,578	15,492
Pension	18,926	16,725
Deductible goodwill	2,251	1,087

Total deferred tax liabilities	36,755	33,304

	12,462	18,157
Valuation reserves	(7,011)	(19,231)

Net deferred tax asset (liability)	$5,451	$(1,074)

      At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $40,960, which will expire between 2021 and 2024.
      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). As of December 31, 2004, the Company was in a cumulative three year loss position and determined it was not more likely than not that its net deferred tax assets would be realized. Therefore, as of December 31, 2004, the Company had a full valuation allowance against its U.S. net deferred tax asset and a portion of its foreign net operating loss carryforwards. As of December 31, 2005, the Company was no longer in a three year cumulative loss position and after consideration of the relevant positive and negative evidence, the Company determined a full valuation allowance was no longer appropriate. Accordingly, the Company reversed a portion of its valuation allowance and recognized $7,300 of tax benefit related to its U.S. net deferred tax asset as it has been determined the realization of this amount is more likely than not.
      At December 31, 2005, the Company had research and development credit carryforwards of approximately $1,985, which expire between 2010 and 2024. The Company also had foreign tax credit carryforwards of $711 which expire in 2015 and alternative minimum tax credit carryforwards of $1,141 which have no expiration date.
      Deferred taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy to permanently reinvest such earnings. The Company has determined that it is not practical to determine the deferred tax liability on such undistributed earnings.
NOTE H — Stock Plan
      Under the provisions of the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
      The following table reflects activity in option shares from January 1, 2003 through December 31, 2005 and the weighted average exercise prices:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share

Outstanding, January 1, 2003	1,258,700	$1.99
Granted	83,000	4.82
Forfeited	(15,667)	1.91
Exercised	(110,533)	1.91

Outstanding, December 31, 2003	1,215,500	2.19
Granted	21,000	7.77
Forfeited	(11,333)	7.08
Exercised	(231,748)	2.15

Outstanding, December 31, 2004	993,419	2.25
Granted	104,000	14.61
Exercised	(99,668)	2.18

Outstanding, December 31, 2005	997,751	$3.55

      The following table summarizes information about options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number	Price Per	Contractual	Number	Price Per
Exercise Price Range	of Options	Share	Life	Exercisable	Share

$1.91	793,600	$1.91	5.92 years	793,600	$1.91
$ 3.05 — $ 4.50	56,234	$3.88	6.98 years	41,234	$3.99
$ 6.28 — $ 7.77	43,917	$6.64	7.69 years	36,584	$6.42
$14.12 — $14.90	104,000	$14.61	9.54 years	0	—
      Participants may also be awarded restricted stock under the 1998 Plan. The Company granted 56,300 shares of restricted common stock under the 1998 Plan in 2005 and 28,000 in 2004 with fair values equal to the market price of the stock on the date of grant. The restricted shares were valued at $682 in 2005 and $433 in 2004 and will be recognized as compensation expense ratably over a one to three year vesting period. Compensation expense associated with the restricted shares of $674 was recognized in 2005 and $83 was recognized in 2004.
NOTE I — Legal Proceedings
      The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation is not expected to have a material adverse effect on the Company’s financial condition, liquidity and results of operations.
NOTE J — Pensions and Postretirement Benefits
      The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2005 and 2004:

			Postretirement
	Pension		Benefits

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$55,303	$53,075	$24,680	$27,366
Service cost	364	291	145	136
Curtailment and settlement	(1,023)	-0-	-0-	-0-
Interest cost	3,194	3,320	1,281	1,532
Amendments	-0-	566	-0-	-0-
Actuarial losses (gains)	2,101	2,799	200	(637)
Benefits and expenses paid, net of contributions	(5,205)	(4,748)	(3,463)	(3,717)

Benefit obligation at end of year	$54,734	$55,303	$22,843	$24,680

Change in plan assets
Fair value of plan assets at beginning of year	$103,948	$97,603	$-0-	$-0-
Actual return on plan assets	3,919	11,093	-0-	-0-
Company contributions	-0-	-0-	3,463	3,717
Curtailments and settlement	(1,023)	-0-	-0-	-0-
Benefits and expenses paid, net of contributions	(5,205)	(4,748)	(3,463)	(3,717)

Fair value of plan assets at end of year	$101,639	$103,948	$-0-	$-0-

Funded (underfunded) status of the plan	$46,905	$48,645	$(22,843)	$(24,680)
Unrecognized net transition obligation	(386)	(439)	-0-	-0-
Unrecognized net actuarial (gain) loss	(13)	(6,929)	4,734	4,639
Unrecognized prior service cost (benefit)	922	1,210	(178)	(247)

Net amount recognized at year end	$47,428	$42,487	$(18,287)	$(20,288)

      Amounts recognized in the consolidated balance sheets consists of:

	2005	2004

Prepaid pension cost	$47,164	$41,295
Accrued pension cost	(5,491)	(4,211)
Intangible asset	397	565
Accumulated other comprehensive loss	5,358	4,838

Net amount recognized at the end of the year	$47,428	$42,487

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The pension plan weighted-average asset allocation at December 31, 2005 and 2004 and target allocation for 2005 are as follows:

		Plan Assets

	Target 2006	2005	2004

Asset Category
Equity securities	60-70%	71.1%	66.7%
Debt securities	20-30	19.7	20.5
Other	7-15	9.2	12.8

	100%	100%	100%

      The Company recorded a minimum pension liability of $5,358 at December 31, 2005 and $4,838 at December 31, 2004, as required by Financial Accounting Standards Board Statement No. 87. The adjustment is reflected in other comprehensive income and long-term liabilities. The adjustment relates to two of the Company’s defined benefit plans, for which the accumulated benefit obligations of $17,476 at December 31, 2005 ($17,458 at December 31, 2004), exceed the fair value of the underlying pension assets of $11,985 at December 31, 2005 ($13,247 at December 31, 2004). Amounts were as follows:

	For the Year Ended
	December 31,

	2005	2004

Projected benefit obligation	$17,476	$17,458

Accumulated benefit obligation	$17,476	$17,458

Fair value of plan assets	$11,985	$13,247

      The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of
	December 31,

				Postretirement
	Pension			Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.50%	6.00%	6.50%	5.50%	6.00%	6.50%
Expected return on plan assets	8.75%	8.75%	8.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	2.00%	N/A	N/A	N/A
      In determining its expected return on plan assets assumption for the year ended December 31, 2005, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2005 of 8.50%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter.

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost
Service costs	$364	$291	$545	$145	$136	$147
Interest costs	3,194	3,320	3,498	1,281	1,532	1,701
Expected return on plan assets	(8,804)	(8,313)	(7,229)	-0-	-0-	-0-
Transition obligation	(49)	(49)	(49)	-0-	-0-	-0-
Amortization of prior service cost	163	129	257	(69)	(80)	(80)
Recognized net actuarial (gain) loss	(224)	(286)	361	106	99	43

Benefit (income) costs	$(5,356)	$(4,908)	$(2,617)	$1,463	$1,687	$1,811

      Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to the Medicare subsidy over the next ten years:

	Pension	Other	Payments due to
	Benefits	Benefits	Medicare Subsidy

2006	$4,534	$2,517	$231
2007	4,374	2,465	237
2008	4,300	2,450	270
2009	4,290	2,364	242
2010	4,240	2,304	241
2011 to 2015	20,087	9,881	1,080
      The Company recorded $167 of non-cash pension curtailment charges in 2003 related to the closure of a manufacturing facility. These were classified as restructuring charges in each year.
      The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2005	$127	$107
Effect on post retirement benefit obligation as of December 31, 2005	$1,886	$1,601
      The total contribution charged to pension expense for the Company’s defined contribution plans was $1,753 in 2005, $1,446 in 2004 and $1,331 in 2003. The Company expects to have contributions of $1,212 to its defined benefit plans in 2006.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE K — Leases
      Rental expense for 2005, 2004 and 2003 was $13,494, $10,588 and $10,263, respectively. Future minimum lease commitments during each of the five years following December 31, 2005 and thereafter are as follows: $10,637 in 2006, $7,662 in 2007, $5,389 in 2008, $4,279 in 2009, $2,724 in 2010 and $2,286 thereafter.
NOTE L — Industry Segments
      The Company operates through three segments: Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products. ILS is a supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, power sports/fitness equipment, HVAC, aerospace and defense, electrical components, appliance and semiconductor equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,

	2005	2004	2003

Net sales:
ILS	$532,624	$453,223	$377,645
Aluminum Products	159,053	135,402	90,080
Manufactured Products	241,223	220,093	156,570

	$932,900	$808,718	$624,295

Income (loss) before income taxes:
ILS	$34,814	$29,191	$24,893
Aluminum Products	9,103	9,021	10,201
Manufactured Products	20,630	18,890	(13,759)

	64,547	57,102	21,335
Corporate costs	(11,006)	(8,090)	(6,101)
Interest expense	(27,056)	(31,413)	(26,151)

	$26,485	$17,599	$(10,917)

Identifiable assets:
ILS	$323,176	$297,002	$267,361
Aluminum Products	104,618	105,535	88,031
Manufactured Products	169,004	163,230	121,331
General corporate	69,185	44,255	30,729

	$665,983	$610,022	$507,452

Depreciation and amortization expense:
ILS	$4,575	$4,608	$4,868
Aluminum Products	7,484	5,858	5,342
Manufactured Products	4,986	4,728	5,050
General corporate	301	274	302

	$17,346	$15,468	$15,562

Capital expenditures:
ILS	$2,070	$3,691	$3,017
Aluminum Products	10,473	5,497	1,878
Manufactured Products	7,266	2,712	5,867
General corporate	486	55	107

	$20,295	$11,955	$10,869

      The Company had sales of $107,853 in 2005, $95,610 in 2004 and $68,238 in 2003 to International Truck, which represented approximately 12%, 12% and 11% of consolidated net sales for each respective year.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,

	2005	2004	2003

United States	79%	74%	83%
Canada	7%	9%	8%
Other	14%	17%	9%

	100%	100%	100%

      At December 31, 2005, approximately 86% of the Company’s assets were maintained in the United States.
NOTE M — Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (all dollars and share amounts are in thousands):

	Year Ended December 31,

	2005	2004	2003

NUMERATOR
Net income (loss)	$30,808	$14,199	$(11,821)

DENOMINATOR
Denominator for basic earnings per share - weighted average shares	10,908	10,624	10,506
Effect of dilutive securities:
Employee stock options	501	561	(a )

Denominator for diluted earnings per share - weighted average shares and assumed conversions	11,409	11,185	10,506
Amounts per common share:
Basic	$2.82	$1.34	$(1.13)

Diluted	$2.70	$1.27	$(1.13)

(a)	The addition of 456 shares in 2003 would result in anti-dilution because the Company reported a net loss in those periods.
NOTE N — Accumulated Comprehensive Loss
      The components of accumulated comprehensive loss at December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

Foreign currency translation adjustment	$(3,256)	$(3,162)
Minimum pension liability	5,358	4,838

Total	$2,102	$1,676

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE O — Restructuring and Unusual Charges
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

      During the fourth quarter of 2005, the Company recorded additional restructuring and asset impairment charges associated with executing restructuring actions in the Aluminum Products and Manufactured Products segments initiated in prior years. The charges were composed of $833 of inventory impairment included in Cost of Products Sold, $391 of asset impairment, $152 of multi-employer pension plan withdrawal costs and $400 of restructuring charges related to the closure of two Manufactured Products manufacturing facilities. Below is a summary of these charges by segment.

	Cost of
	Products	Asset	Restructuring	Pension
	Sold	Impairment	& Severance	Curtailment	Total

Manufactured Products	$833	$-0-	$400	$152	$1,385
Aluminum Products	-0-	391	-0-	-0-	391

	$833	$391	$400	$152	$1,776

      The accrued liability for severance and exit costs and related cash payments consisted of:

Balance at January 1, 2003	$4,045
Severance and exit charges recorded in 2003	990
Cash payments made in 2003	(2,500)

Balance at December 31, 2003	2,535
Severance and exit charges recorded in 2004	-0-
Cash payments made in 2004	(2,073)

Balance at December 31, 2004	462
Exit charges recorded in 2005	400
Cash payments made in 2005	(266)

Balance at December 31, 2005	$596

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      As of December 31, 2005, all of the 525 employees identified in 2001 and all of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation. As of December 31, 2005, the Company had an accrued liability of $596 for future estimated employee severance and plant closing payments.
      Idle fixed assets of $5,161 were included in other assets as of December 31, 2005. These consisted primarily of property, plant and equipment of two idled aluminum casting plants, for which the Company is evaluating new products and technologies. These assets may either be reclassified to property, plant and equipment if placed in service, or sold. They are currently carried at estimated fair value.
      At December 31, 2005, the Company’s balance sheet reflected assets held for sale at their estimated current value of $1,992 for property, plant and equipment. Net sales for the businesses that were included in net assets held for sale were $-0- in 2005, $-0- in 2004, and $1,139 in 2003. Operating income (loss) for these entities were $-0- in 2005, $-0- in 2004, and $(32) in 2003.
NOTE P — Derivatives and Hedging
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
      During the second quarter of 2004, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable in euros against the US dollar, for a notional amount of $5,075, of which $500 was outstanding at December 31, 2004. These transactions are considered cash flow hedges and, therefore, the fair market value at December 31, 2004 of a $75 loss has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement. The $75 of loss on the fair value of the hedges is classified in current accrued liabilities. The Company recognized $169 of foreign currency losses upon settlement of the forward contracts.

Supplementary Financial Data
Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

2005	March 31	June 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)
Net sales	$228,883	$228,795	$234,247	$240,975
Gross profit	35,096	35,366	35,920	30,235
Net income	$6,187	$7,513	$5,152	$11,956

Amounts per common share:
Basic	$.57	$.69	$.47	$1.09

Diluted	$.54	$.66	$.45	$1.05

2004

Net sales	$192,370	$200,908	$200,875	$214,565
Gross profit	30,237	33,652	31,326	30,845
Net income (loss)	$5,814	$6,666	$3,991	$(2,272)

Amounts per common share (income (loss)):
Basic	$.55	$.63	$.38	$(.21)

Diluted	$.52	$.60	$.36	$(.21)

Note 1 —	In the third quarter of 2004, the Company acquired substantially all of the assets of Amcast Components Group. The purchase price for the assets acquired was $10,000 in cash, plus the assumption of certain operating liabilities.
Note 2 —	In the fourth quarter of 2004, the Company issued $210,000 of 8.375% senior subordinated notes due 2014. Proceeds from this debt issuance were used to fund the tender offer and early redemption of the Company’s 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $5,963 or $.53 per share on a diluted basis.
Note 3 —	In the third quarter of 2005, the Company acquired substantially all of the assets of PPG. The purchase price for the assets was $7,000 in cash, $483 in a short-term note payable and the assumption of certain operating liabilities.
Note 4 —	In the fourth quarter of 2005, the Company reversed $7,300 of its domestic deferred tax asset valuation allowances as it has been determined the realization of this amount is more likely than not.
Note 5 —	In the fourth quarter of 2005, the Company recorded $1,776 of additional restructuring and asset impairment charges associated with executing restructuring actions initiated in prior years.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
       There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2005.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
      As of December 31, 2005, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
Changes in internal controls over financial reporting
      There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management has identified no material weakness in internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework contained in the COSO Report, and has prepared Management’s Annual Report on Internal Control Over Financial Reporting included at page 31 of this annual report on Form 10-K, which is incorporated herein by reference.
      Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This attestation report is included at page 32 of this Form 10-K and is incorporated herein by reference.
      During 2005, we invested approximately $12.2 million, including debt assumed, in the acquisition of businesses across all our operations. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into these recently acquired businesses.
Item 9B. Other Information
       None.
Part III

Item 10.	Directors and Executive Officers of the Registrant
       The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Sharehold-

ers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

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
      The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2005.
Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise price of	outstanding	equity compensation plans
Plan	outstanding options	options, warrants	(excluding securities
Category	warrants and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	997,751	$3.55	82,400
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	997,751	$3.55	82,400

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions
       The information required under this item is incorporated herein by reference to the material contained under the captions “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Company Affiliations with the Board of Directors and Nominees” and “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
       The information required under this item is incorporated herein by reference to the material contained under the caption “Audit Committee — Independent Auditor Fee Information” in the Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are included in Part II, Item 8 of this annual report on Form 10-K:
   (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and, therefore, have been omitted.
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
Date:     March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 15, 2006

* Richard P. Elliott	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

* Matthew V. Crawford	President, Chief Operating Officer and Director	March 15, 2006
* Patrick V. Auletta	Director	March 15, 2006
* Kevin R. Greene	Director	March 15, 2006
* Lewis E. Hatch, Jr.	Director	March 15, 2006
* Dan T. Moore	Director	March 15, 2006
* Lawrence O. Selhorst	Director	March 15, 2006
* Ronna Romney	Director	March 15, 2006
* James W. Wert	Director	March 15, 2006

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.
March 15, 2006

By:	/s/ Robert D. Vilsack

Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.
For the Year Ended December 31, 2005
EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties party thereto, the lenders party thereto, Bank One, NA and Banc One Capital Markets Inc. (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2003, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		First Amendment, dated September 30, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto, Bank One, NA and Bank One Capital Markets, Inc. (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. on October 1, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.3		Second Amendment, dated December 29, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on January 5, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.4		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.3		Registration Rights Agreement, dated November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.4*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.7*	Summary of Annual Cash Bonus Plan (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended March 31, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
21.1		List of Subsidiaries of Park-Ohio Holdings Corp.
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.