Form 10-Q
period 2006-03-31
PARK OHIO HOLDINGS CORP
filed 2006-05-09
CIK 76282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

      Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes ☐          No ☑

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2006: 10,969,360.

      The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005

	(Dollars in thousands)

ASSETS
Current Assets

Cash and cash equivalents	$14,303	$18,696

Accounts receivable, less allowances for doubtful accounts of $4,338 at March 31, 2006 and $5,120 at December 31, 2005	180,714	153,502

Inventories	220,578	190,553

Deferred tax assets	8,627	8,627

Other current assets	13,708	21,651

Total Current Assets	437,930	393,029

Property, Plant and Equipment	248,303	244,367

Less accumulated depreciation	135,129	130,557

	113,174	113,810
Other Assets

Goodwill	85,094	82,703

Net assets held for sale	1,992	1,992

Other	71,530	71,320

	$709,720	$662,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Trade accounts payable	$130,956	$115,401

Accrued expenses	69,798	65,416

Current portion of long-term liabilities	4,832	4,161

Total Current Liabilities	205,586	184,978

Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000

Revolving credit	150,900	128,300

Other long-term debt	5,804	6,705

Deferred tax liability	3,176	3,176

Other postretirement benefits and other long-term liabilities	25,314	26,174

	395,194	374,355
Shareholders’ Equity

Capital stock, par value $1 a share:

Serial Preferred Stock	-0-	-0-

Common Stock	11,703	11,703

Additional paid-in capital	57,106	56,915

Retained earnings	50,771	46,014

Treasury stock, at cost	(9,016)	(9,009)

Accumulated other comprehensive loss	(1,624)	(2,102)

	108,940	103,521

	$709,720	$662,854

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

	(Amounts in thousands
	except per share data)

Net sales	$260,221	$228,883

Cost of products sold	223,334	193,787

Gross profit	36,887	35,096

Selling, general and administrative expenses	21,719	21,651

Operating income	15,168	13,445

Interest expense	7,370	6,459

Income before income taxes	7,798	6,986

Income taxes	3,041	799

Net income	$4,757	$6,187

Amounts per common share:

Basic	$.43	$.57

Diluted	$.42	$.54

Common shares used in the computation:

Basic	10,970	10,874

Diluted	11,438	11,363

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Treasury	Income
	Stock	Capital	Earnings	Stock	(Loss)	Total

	(Dollars in thousands)

Balance at January 1, 2006, as adjusted	$11,703	$56,915	$46,014	$(9,009)	$(2,102)	$103,521

Comprehensive income:

Net income			4,757			4,757

Foreign currency translation adjustment					478	478

Comprehensive income						5,235

Amortization of restricted stock		110				110

Purchase of treasury stock				(7)		(7)

Share-based compensation		79				79

Exercise of stock options (333 shares)		2				2

Balance at March 31, 2006	$11,703	$57,106	$50,771	$(9,016)	$(1,624)	$108,940

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands)

OPERATING ACTIVITIES

Net income	$4,757	$6,187

Adjustments to reconcile net income to net cash used by operating activities:

Depreciation and amortization	4,801	4,468

Share-based compensation expense	79	-0-

Changes in operating assets and liabilities:

Accounts receivable	(26,501)	(22,049)

Inventories and other current assets	(21,459)	(9,595)

Accounts payable and accrued expenses	19,028	629

Other	(874)	(964)

Net Cash Used by Operating Activities	(20,169)	(21,324)

INVESTING ACTIVITIES

Purchases of property, plant and equipment, net	(3,370)	(3,559)

Acquisitions, net of cash acquired	(3,219)	-0-

Proceeds from sale of assets held for sale	-0-	1,100

Net Cash Used by Investing Activities	(6,589)	(2,459)

FINANCING ACTIVITIES

Proceeds from debt, net	22,370	19,196

Purchase of treasury stock	(7)	(54)

Exercise of stock options	2	179

Net Cash Provided by Financing Activities	22,365	19,321

Decrease in Cash and Cash Equivalents	(4,393)	(4,462)

Cash and Cash Equivalents at Beginning of Period	18,696	7,157

Cash and Cash Equivalents at End of Period	$14,303	$2,695

Taxes paid	$1,182	$744

Interest paid	2,236	1,431

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

(Dollar amounts in Thousands — except per share data)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Recent Accounting Pronouncements

      Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) statement SFAS No. 123 (revised 2004), “Share-Based Payment,” using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

      SFAS No. 123(R) was issued on December 16, 2004 and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of fair value recognition provisions for stock options is expected to increase the Company’s fiscal 2006 compensation expense by $0.5 million (before tax).

      As permitted by SFAS No. 123, the Company previously accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years was zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.

      Additional information regarding our share-based compensation program is provided in Note G.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” in May 2005. The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have any impact on the Company’s results of operations or financial condition.

NOTE C — Acquisitions

      In January 2006, the Company completed the acquisition of all of the shares of Foundry Service GmbH (“Foundry Service”) for approximately $3,219, which resulted in additional goodwill of $2,313. The acquisition was funded with borrowings from foreign subsidiaries of the Company. The acquisition was not deemed significant as defined in Regulation S-X.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $483 in the form of a short-term note payable and the assumption of approximately $13,255 of trade liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included in the Company’s financial statements since July 20, 2005. The preliminary allocation of the purchase price is as follows:

Cash acquisition price	$7,000
Assets

Accounts receivable	(10,894)

Inventories	(10,606)

Prepaid expenses	(1,201)

Equipment	(407)
Liabilities

Accounts payable	13,255

Accrued expenses	2,370

Note payable	483

Goodwill	$-0-

      The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-

Add: Accruals	250	1,750	2,000

Less: Payments	(551)	(594)	(1,145)

Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855

Less: Payments	(43)	(236)	(279)

Transfers	(56)	56	-0-

Balance at March 31, 2006	$-0-	$576	$576

NOTE D — Inventories

      The components of inventory consist of the following:

	March 31,	December 31,
	2006	2005

Finished goods	$139,703	$128,465

Work in process	48,145	32,547

Raw materials and supplies	32,730	29,541

	$220,578	$190,553

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE E — Shareholders’ Equity

      At March 31, 2006, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 11,703,244 shares were issued, of which 10,969,653 were outstanding and 733,591 were treasury shares.

NOTE F — Net Income Per Common Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2006	2005

NUMERATOR

Net income	$4,757	$6,187

DENOMINATOR

Denominator for basic earnings per share — weighted average shares	10,970	10,874

Effect of dilutive securities:

Employee stock options	468	489

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,438	11,363

Amounts per common share:

Basic	$.43	$.57

Diluted	$.42	$.54

      Stock options on 104,000 shares were excluded in the three months ended March 31, 2006 because they were anti-dilutive.

NOTE G — Stock-Based Compensation

      Under the provisions of the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 1998 Plan is 1,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

      Prior to January 1, 2006 the company had elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations using the intrinsic value method. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense resulting from fixed awards of restricted shares was measured at the date of grant and expensed over the vesting period.

      An alternative method of accounting for stock-based compensation, allowed before January 1, 2006 was the fair value method defined by SFAS No. 123. Had compensation cost for stock options granted been

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

determined based on the fair value method of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three-month period ended March 31, 2005 would have been as follows:

Three Months
Ended
March 31, 2005

Net income, as reported	$6,187

Stock-option expense determined under fair value based methods, net of related tax effects	(8)

Pro forma net (loss) income	$6,179

Earnings per share:

Basic — as reported	$0.57

Basic — pro forma	$0.57

Diluted — as reported	$0.54

Diluted — pro forma	$0.54

      The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model. No options were granted in the first quarter of 2006 or 2005. The following weighted average assumptions were used for options granted in the fiscal year 2005:

Fiscal Year Ended December 31	2005

Risk — free interest rate	4.15%

Expected life of option in years	6.0

Expected dividend yield	0%

Expected stock volatility	55%

      The weighted average fair market value of options issued during the fiscal year ended December 31, 2005 was estimated to be $8.20.

      The following table reflects activity in option shares from January 1, 2006 through March 31, 2006:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual	Aggregate
	Option	Exercise Price	Life	Intrinsic Value

				(Thousands)

Outstanding at December 31, 2005	997,751	$3.55	6.4	$10,523

Granted	0

Forfeited	0

Exercised	(333)	7.77	7.8	4

Outstanding at March 31, 2006	997,418	3.55	6.2	16,366

Exercisable at March 31, 2006	883,085	2.23	5.8	15,659

      Participants may also be awarded restricted stock under the 1998 Plan. The Company granted 56,300 and 28,000 shares of restricted Common Stock in 2005 and 2004, respectively, with fair values equal to the market price of the stock on the date of grant. The restricted shares were valued at $682 and $433 for 2005 and 2004, respectively and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense associated with the restricted shares of $110 and $36 was recognized in the three-month periods ended March 31, 2006 and 2005, respectively. Compensation expense associated with stock

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

options of $79 and $-0- was recognized in the three-month period ended March 31, 2006 and 2005, respectively.

      The following table reflects activity in restricted shares from January 1, 2006 through March 31, 2006:

		Weighted
		Average
	Restricted	Grant-Date	Aggregate
	Shares	Fair Value	Intrinsic Value

			(Thousands)

Outstanding at January 1, 2006	51,633	$14.91	$728

Granted	0

Forfeited	0

Vested	(1,166)	$22.15	$23

Outstanding at March 31, 2006	50,467	$14.75	$1,007

      In 2006, before-tax share-based compensation expense is expected to total $889 and, net of taxes, is expected to approximate $533 for stock option awards and restricted stock. The total unrecognized share-based compensation expense before tax for awards outstanding as of March 31, 2006 was $1,129, which will be recognized over a weighted-average period of two years.

NOTE H — Pension Plans and Other Postretirement Benefits

      The components of net periodic benefit cost recognized during interim periods was as follows:

			Postretirement
	Pension Benefits		Benefits

	Three Months
	Ended March 31,

	2006	2005	2006	2005

Service costs	$87	$97	$50	$35

Interest costs	726	796	323	348

Expected return on plan assets	(2,078)	(2,211)	-0-	-0-

Transition obligation	(12)	(12)	-0-	-0-

Amortization of prior service cost	39	41	(16)	(17)

Recognized net actuarial (gain) loss	81	(60)	94	50

Benefit (income) costs	$(1,157)	$(1,349)	$451	$416

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Results by business segment were as follows:

	Three Months Ended
	March 31,

	2006	2005

Net sales:

ILS	$150,159	$126,887

Aluminum products	42,702	42,890

Manufactured products	67,360	59,106

	$260,221	$228,883

Income before income taxes:

ILS	$10,422	$8,204

Aluminum products	2,040	2,423

Manufactured products	5,662	5,813

	18,124	16,440

Corporate costs	(2,956)	(2,995)

Interest expense	(7,370)	(6,459)

	$7,798	$6,986

	March 31,	December 31,
	2006	2005

Identifiable assets were as follows:

ILS	$346,563	$323,176

Aluminum products	107,128	101,489

Manufactured products	183,326	169,004

General corporate	72,703	69,185

	$709,720	$662,854

NOTE J — Comprehensive Income

      Total comprehensive income was as follows:

	Three Months Ended
	March 31,

	2006	2005

Net income	$4,757	$6,187

Foreign currency translation	478	329

Total comprehensive income	$5,235	$6,516

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The components of accumulated comprehensive loss at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Foreign currency translation adjustment	$(3,734)	$(3,256)

Minimum pension liability	5,358	5,358

	$1,624	$2,102

NOTE K — Restructuring Activities

      The Company has responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002, 2003 and 2005, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note O to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

      The accrued liability balance for severance and exit costs and related cash payments during the three months ended March 31, 2006 consisted of:

Balance at December 31, 2005	$596

Cash payments	(80)

Balance at March 31, 2006	$516

NOTE L — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2006	$3,566

Claims paid during the quarter	(915)

Additional warranties issued during the quarter	1,040

Acquired warranty liabilities	164

Balance at March 31, 2006	$3,855

NOTE M — Income Taxes

      In 2006, the Company began recording a quarterly provision for federal income taxes resulting in a total effective income tax rate of approximately 39%, compared to 11% for the corresponding period in 2005. Only foreign and state income taxes were provided for in 2005 because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2005, the Company had net operating loss carryforwards of approximately $41,000, which should preclude the cash payment of federal income taxes in 2006. In the fourth quarter of 2006, if a portion or all of its remaining deferred tax asset will more likely than not be realized, the Company will reverse into income the appropriate portion of its remaining tax valuation allowance of approximately $5,000.

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

      During the first quarter of 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable, primarily euros against the U.S. dollar, for a notional amount of $1,000, which was outstanding at March 31, 2006. These transactions are considered cash flow hedges. The fair market value of these transactions at March 31, 2006 was approximately the notional amount and therefore, no amount has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park-Ohio Holdings Corp.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of March 31, 2006 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2006. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to the reversal of a tax valuation allowance in 2005, debt extinguishment costs and writeoff of deferred financing costs associated with the tender and early redemption during 2004 of our 9.25% senior subordinated notes, restructuring and unusual charges in 2005, and acquisitions and divestitures during 2004, 2005 and 2006.

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

      Sales and pretax profitability continued to grow in the first three months of 2006. Net sales increased 14% to $260.2 million, and pretax income grew 11% to $7.8 million. We recorded income tax expense of $3.0 million in the first three months of 2006, resulting in an effective income tax rate of 39%, compared to $.8 million, or an effective income tax rate of 11% in the first three months of 2005. No federal income taxes were expensed in first quarter 2005 due to our deferred tax valuation allowance, of which a portion was reversed at the end of 2005. This resulted in net income of $4.8 million for the first three months of 2006, compared to $6.2 million in the same period of 2005.

      Sales and profitability grew substantially in 2004 and 2005 as a result of new business development, growth in domestic and international manufacturing economies, and acquisitions. Net sales increased 30% and 15% in 2004 and 2005, respectively. We reported net income of $14.2 million in 2004, which grew 117% in 2005 to $30.8 million. 2005 net income was affected by a $7.3 million reversal of our domestic deferred tax asset valuation allowance and $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

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

      We recently made two acquisitions to build on the success of our induction heating and melting systems business. In December 2005, we acquired the assets of Lectrotherm, in Canton, Ohio, for $5.1 million in cash, and in January 2006, we acquired the stock of Foundry Service, in Germany, for $3.2 million in cash. These acquisitions augment our existing, high-margin aftermarket induction business, and increased our presence, revenues and profits in Germany, an important capital equipment market. We funded these acquisitions with borrowings from our revolving credit facility and funds from foreign subsidiaries.

      We acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components, in July 2005, for $7.0 million in cash funded with borrowings from our revolving credit facility, $.5 million in the form of a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded our geographic presence of, our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant service centers.

Accounting Changes

      Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the “modified prospective” method. Under this method, we recognized $.1 million of compensation costs (before-tax) in the first three months of 2006, related to all share-based awards granted to employees prior to January 1, 2006 that remained unvested on that date. We will continue to recognize such expenses in future periods as long as existing awards continue in existence and unvested. We expect these existing awards to increase our fiscal 2006 compensation expense by approximately $.5 million (before tax). As additional share-based payments are awarded in the future, we will also recognize compensation cost for these awards. Additional information regarding our share-based compensation is provided in Notes B and G to the consolidated financial statements.

Results of Operations

Three Months 2006 versus Three Months 2005

Net Sales by Segment:

	Three Months
	Ended March 31,				Acquired/
				Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$150.1	$126.9	$23.2	18%	$14.0

Aluminum products	42.7	42.9	(0.2)	0%	0.0

Manufactured products	67.4	59.1	8.3	14%	5.5

Consolidated net sales	$260.2	$228.9	$31.3	14%	$19.5

      Net sales increased by 14% for the first three months of 2006 compared to the same period of 2005. ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased slightly in the first three months of 2006 primarily due to volume decreases in the automotive industry. Manufactured Products sales increased in the first three months of 2006 primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase in Manufactured Products sales, $5.5 million was due to the acquisitions of Lectrotherm and Foundry Service, in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended March 31,
				Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$223.3	$193.8	$29.5	15%

Consolidated gross profit	$36.9	$35.1	$1.8	5%

Gross margin	14.2%	15.3%

      Cost of products sold increased 15% in the first three months of 2006 compared to the same period of 2005, while gross margin decreased to 14.2% in the first three months of 2006 from 15.3% in the comparable period of 2005. ILS gross margin increased primarily due to increased volumes and greater recovery of steel price increases. Aluminum Products gross margin decreased primarily due to the increased cost of natural gas and costs related to contracts starting in upcoming quarters. Gross margin in the Manufactured Products segment decreased primarily as a result of losses in the rubber business and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these issues are not expected to depress full-year 2006 gross margin for the Manufactured Products segment.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months
	Ended March 31,
				Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$21.7	$21.7	$0.0	0%

SG&A percent	8.3%	9.5%

      Consolidated SG&A expenses were flat in the first three months of 2006 compared to the same period of 2005, despite the addition of approximately $1.3 million in SG&A expenses through the acquisitions of PPG, Lectrotherm and Foundry Service. SG&A expenses were negatively affected in the first three months of 2006 compared to the same period of 2005 by a $.2 million decrease in net pension credits reflecting less favorable returns on pension plan assets. SG&A expenses remained flat despite increased sales and production volumes primarily due to cost reductions through restructuring at acquired units, particularly Amcast and PPG. SG&A expenses as a percent of sales decreased by 1.2 percentage points.

Interest Expense:

	Three Months
	Ended March 31,
					Percent
	2006	2005	Change		Change

Interest expense	$7.4	$6.5	$0.9		14%

Average outstanding borrowings	$358.1	$352.3	$5.8		2%

Average borrowing rate	8.23%	7.33%	(90	)basis points

      Interest expense increased in the first three months of 2006 compared to the same period of 2005, primarily due to higher average interest rates and average outstanding borrowings during the first three months of 2006. The increase in average borrowings in the first three months of 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in the first quarter of 2006 was due primarily to increased interest rates under our revolving credit facility compared to the first quarter of 2005, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

      The provision for income taxes was $3.0 million in the three-month period ended March 31, 2006, resulting in a 39% effective income tax rate, compared to income taxes of $.8 million provided in the corresponding period of 2005, for an effective 11% income tax rate. In the first quarter of 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the first three months of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

      In the fourth quarter of 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company determined that it was more likely than not that this portion of the deferred tax asset would be realized. In 2006, the Company began recording a quarterly provision for federal income taxes. Our significant net operating loss carry-forward should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.

      At December 31, 2005, our subsidiaries had $41.0 million of net operating loss carryforwards for federal tax purposes.

Liquidity and Sources of Capital

      Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a revolving credit facility with a group of banks that provided for availability of up to $165.0 million, subject to an asset-based formula. In September 2004, we amended our revolving credit facility to increase the availability to $185.0 million subject to an asset-based formula. In December 2004, we further amended our revolving credit facility to increase the availability to $200.0 million, subject to an asset-based formula, as well as to extend the maturity from July 30, 2007 to December 31, 2010. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes. In May 2006, we amended our revolving credit facility to reduce the pricing applicable to LIBOR-based interest rate by 50 basis points effective as of April 1, 2006.

      Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of March 31, 2006, the Company had $150.9 million outstanding under the revolving credit facility, and approximately $38.1 million of unused borrowing availability.

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

      At March 31, 2006, the Company was in compliance with the debt service ratio covenant and other covenants contained in the revolving credit facility.

      The ratio of current assets to current liabilities was 2.13 at March 31, 2005 versus 2.12 at December 31, 2005. Working capital increased by $24.2 million to $232.3 million at March 31, 2006 from $208.1 million at December 31, 2005. Major components of working capital, including accounts receivable, inventories, trade accounts payable and accrued expenses, increased substantially during the first three months of 2006 due primarily to significant revenue growth and the acquisition of Foundry Services.

      During the first three months of 2006, the Company used $20.2 million from operating activities as compared to using $21.3 million in the first three months of 2005. The decrease in cash usage of $1.1 million was primarily the result of a greater increase in accounts payable and accrued expenses the first three months of 2006 compared to the comparable period in 2005 ($19.0 million compared to $.6 million, respectively) more than offsetting the greater increase in inventory and other current assets ($21.5 million compared to $9.6 million), and a decrease in net income of $1.4 million. Approximately $1.8 million of the decrease in net income was due to increased noncash income tax expense. During the first three months of 2006, the Company also invested $3.4 million in capital expenditures and $3.2 million for the Foundry Services acquisition and borrowed an additional $22.4 million under its revolving credit facility for working capital purposes.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Registered Public Accounting Firm

      The consolidated financial statements at March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $150.9 million at March 31, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the three-month period ended March 31, 2006.

      Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2006, we recorded a favorable foreign currency translation adjustment of $.5 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

      The Company enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2006, $1.0 million of such currency hedge contracts were outstanding.

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

      There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      At March 31, 2006, we were a co-defendant in approximately 380 cases asserting claims on behalf of approximately 10,000 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

      There are only four asbestos cases, involving 21 plaintiffs, that plead specified damages. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the other case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

Item 1A. Risk Factors

      There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	that May yet be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

January 1, 2006 through January 31, 2006	—	—	0	0

February 1, 2006 through February 28, 2006	—	—	0	0

March 1, 2006 through March 31, 2006	395 (1)	$19.79	0	0

Total:	395 (1)	$19.79	0	0

(1)	Represents shares surrendered or deemed surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted shares under employee stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the first quarter of 2006.

Item 5. Other Information

      On May 5, 2006, Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent, entered into a Third Amendment to the Amended and Restated Credit Agreement dated November 5, 2003 (the “Amendment”). The Amendment, among other things, reduces by 50 basis points the pricing applicable to the LIBOR based interest rate effective as of April 1, 2006. The foregoing summary of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 4 hereto and incorporated herein by reference. One of the Company’s directors is an officer of one of the parties to the revolving credit facility.

Item 6. Exhibits

      The following exhibits are included herein:

4	Third Amendment, dated May 5, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Actof 2002

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006

PARK-OHIO HOLDINGS CORP.

(Registrant)

By	/s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit

4	Third Amendment, dated May 5, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Actof 2002