Form 10-Q
period 2006-06-30
PARK OHIO HOLDINGS CORP
filed 2006-08-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
      Yes ☐          No ☑
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2006: 10,996,246.
The Exhibit Index is located on page 29.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$17,106	$18,696
Accounts receivable, less allowances for doubtful accounts of $3,889 at June 30, 2006 and $5,120 at December 31, 2005	187,869	153,502
Inventories	227,536	190,553
Deferred tax assets	8,627	8,627
Other current assets	11,450	21,651

Total Current Assets	452,588	393,029
Property, Plant and Equipment	250,025	244,367
Less accumulated depreciation	140,327	130,557

	109,698	113,810
Other Assets
Goodwill	85,418	82,703
Net assets held for sale	7,178	1,992
Other	71,042	71,320

	$725,924	$662,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$135,166	$115,401
Accrued expenses	67,334	65,416
Current portion of long-term liabilities	5,557	4,161

Total Current Liabilities	208,057	184,978
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	157,400	128,300
Other long-term debt	6,116	6,705
Deferred tax liability	3,176	3,176
Other postretirement benefits and other long-term liabilities	24,967	26,174

	401,659	374,355
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	11,731	11,703
Additional paid-in capital	57,371	56,915
Retained earnings	55,672	46,014
Treasury stock, at cost	(9,047)	(9,009)
Accumulated other comprehensive income (loss)	481	(2,102)

	116,208	103,521

	$725,924	$662,854

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Amounts in thousands except per share data)
Net sales	$268,453	$228,795	$528,674	$457,678
Cost of products sold	230,738	193,429	454,072	387,216

Gross profit	37,715	35,366	74,602	70,462
Selling, general and administrative expenses	22,209	20,428	43,928	42,079

Operating income	15,506	14,938	30,674	28,383
Interest expense	7,735	6,715	15,105	13,174

Income before income taxes	7,771	8,223	15,569	15,209
Income taxes	2,870	710	5,911	1,509

Net income	$4,901	$7,513	$9,658	$13,700

Amounts per common share:
Basic	$.45	$.69	$.88	$1.26
Diluted	$.43	$.66	$.84	$1.21
Common shares used in the computation:
Basic	10,983	10,886	10,976	10,880

Diluted	11,446	11,348	11,440	11,363

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Treasury	Income
	Stock	Capital	Earnings	Stock	(Loss)	Total

	(Dollars in thousands)
Balance at January 1, 2006, as adjusted	$11,703	$56,915	$46,014	$(9,009)	$(2,102)	$103,521
Comprehensive income:
Net income			9,658			9,658
Foreign currency translation adjustment					2,583	2,583

Comprehensive income						12,241
Amortization of restricted stock		230				230
Purchase of treasury stock				(38)		(38)
Share-based compensation		154				154
Exercise of stock options (29,497 shares)	28	72				100

Balance at June 30, 2006	$11,731	$57,371	$55,672	$(9,047)	$481	$116,208

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2006	2005

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$9,658	$13,700
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,869	8,918
Share-based compensation expense	154	-0-
Changes in operating assets and liabilities:
Accounts receivable	(33,655)	(9,181)
Inventories and other current assets	(26,159)	(13,075)
Accounts payable and accrued expenses	20,774	(14,136)
Other	(1,458)	(2,946)

Net Cash Used by Operating Activities	(20,817)	(16,720)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(7,523)	(7,665)
Acquisitions, net of cash acquired	(3,219)	-0-
Proceeds from sale of assets held for sale	-0-	1,100

Net Cash Used by Investing Activities	(10,742)	(6,565)
FINANCING ACTIVITIES
Proceeds from debt, net	29,907	17,476
Purchase of treasury stock	(38)	(67)
Exercise of stock options	100	202

Net Cash Provided by Financing Activities	29,969	17,611

Decrease in Cash and Cash Equivalents	(1,590)	(5,674)
Cash and Cash Equivalents at Beginning of Period	18,696	7,157

Cash and Cash Equivalents at End of Period	$17,106	$1,483

Taxes paid	$3,022	$1,334
Interest paid	13,897	11,328
See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
(Amounts in Thousands — except per share data)
NOTE A — Basis of Presentation
      The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
NOTE B — Recent Accounting Pronouncements
      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
      SFAS No. 123(R) was issued on December 16, 2004 and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of fair value recognition provisions for stock options is expected to increase the Company’s fiscal 2006 compensation expense by $500 (before tax).
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have any impact on the Company’s results of operations or financial condition.
      In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for the Company as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.
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

      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $1,346 in the form of a short-term note payable and the assumption of approximately $12,787 of trade liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
included in the Company’s financial statements since July 20, 2005. The final allocation of the purchase price is as follows:

Cash acquisition price	$7,000
Assets
Accounts receivable	(10,835)
Inventories	(10,909)
Prepaid expenses	(1,201)
Equipment	(407)
Liabilities
Accounts payable	12,783
Accrued expenses	2,270
Note payable	1,299

Goodwill	$-0-

      The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and Adjustments	(43)	(356)	(399)
Transfers	(56)	56	-0-

Balance at June 30, 2006	$-0-	$456	$456

NOTE D — Inventories
      The components of inventory consist of the following:

	June 30,	December 31,
	2006	2005

Finished goods	$154,981	$128,465
Work in process	40,730	32,547
Raw materials and supplies	31,825	29,541

	$227,536	$190,553

NOTE E — Shareholders’ Equity
      At June 30, 2006, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 11,731,408 shares were issued, of which 10,996,246 were outstanding and 735,162 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE F — Net Income Per Common Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

NUMERATOR
Net income	$4,901	$7,513	$9,658	$13,700

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	10,983	10,886	10,976	10,880
Effect of dilutive securities:
Employee stock options	463	462	464	483

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,446	11,348	11,440	11,363

Amounts per common share:
Basic	$.45	$.69	$.88	$1.26
Diluted	$.43	$.66	$.84	$1.21
      Stock options for 104,000 shares were excluded in the three months and six months ended June 30, 2006 because they were anti-dilutive.
NOTE G — Stock-Based Compensation
      Under the provisions of the Park-Ohio Holdings Corp. 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 1998 Plan is 2,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.
      Prior to January 1, 2006, the Company had elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations using the intrinsic value method. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense resulting from fixed awards of restricted shares was measured at the date of grant and expensed over the vesting period.
      An alternative method of accounting for stock-based compensation, allowed before January 1, 2006, was the fair value method defined by SFAS No. 123. Had compensation cost for stock options granted been determined based on the fair value method of SFAS No. 123, the Company’s pro forma net income and pro

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
forma earnings per share for the three-month and six-month periods ended June 30, 2005 would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$7,513	$13,700
Stock-option expense determined under fair value based methods, net of related tax effects	(27)	(35)

Pro forma net income	$7,486	$13,665

Earnings per share:
Basic — as reported	$0.69	$1.26
Basic — pro forma	$0.69	$1.26
Diluted — as reported	$0.66	$1.21
Diluted — pro forma	$0.66	$1.20
      The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model. No options were granted in the first six months of 2006. There were 65,000 options granted in the first six months of 2005. The following weighted average assumptions were used for options granted in fiscal year 2005:

Fiscal Year Ended December 31	2005

Risk — free interest rate	4.15%
Expected life of option in years	6.0
Expected dividend yield	0%
Expected stock volatility	55%
      The weighted average fair market value of options issued during the fiscal year ended December 31, 2005 was estimated to be $8.20.
      The following table reflects activity in option shares from January 1, 2006 through June 30, 2006:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual	Aggregate
	Option	Exercise Price	Life	Intrinsic Value

				(Thousands)
Outstanding at December 31, 2005	997,751	$3.55	6.4	$10,523
Granted	0
Forfeited	0
Exercised	(333)	7.77	7.8	4

Outstanding at March 31, 2006	997,418	3.55	6.2	16,366
Granted	0
Forfeited	0
Exercised	(29,164)	3.82	6.1	425

Outstanding at June 30, 2006	968,254	3.54	5.9	13,291
Exercisable at June 30, 2006	882,254	2.50	5.6	13,030

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Participants may also be awarded restricted stock under the 1998 Plan. The Company granted 56,300 and 28,000 shares of restricted stock in 2005 and 2004, respectively, with fair values equal to the market price of the stock on the date of grant. The restricted shares were valued at $682 and $433 for 2005 and 2004, respectively and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense associated with the restricted shares of $120 and $107 was recognized in the three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, the compensation cost recognized for restricted shares was $216 and $144, respectively. Compensation expense associated with stock options of $75 and $-0- was recognized in the three-month period ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, the compensation expense associated with stock options was $154 and $-0-, respectively.
      The following table reflects activity in restricted shares from January 1, 2006 through June 30, 2006:

		Weighted
		Average
	Restricted	Grant-Date	Aggregate
	Shares	Fair Value	Intrinsic Value

			(Thousands)
Outstanding at January 1, 2006	51,633	$14.91	$728
Granted	0
Forfeited	0
Vested	(1,166)	$22.15	$23

Outstanding at March 31, 2006	50,467	$14.75	$1,007
Granted	0
Forfeited	(1,000)	$14.26
Vested	(4,667)	$9.47	$92

Outstanding at June 30, 2006	44,800	$15.31	$774

      In 2006, before-tax share-based compensation expense is expected to total $889 and, net of taxes, is expected to approximate $533 for stock option awards and restricted stock. The total unrecognized share-based compensation expense before tax for awards outstanding as of June 30, 2006 was $934, which will be recognized over a weighted-average period of two years.
      SFAS No. 123(R) requires that cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards be classified as financing cash flows. The Company had no gross excess tax benefits in the six months ended June 30, 2006.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE H — Pension Plans and Other Postretirement Benefits
      The components of net periodic benefit cost recognized during the periods indicated were as follows:

	Pension Benefits				Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2006	2005	2006	2005	2006	2005	2006	2005

Service costs	$87	$97	$174	$194	$50	$35	$100	$70
Interest costs	726	796	1,452	1,592	323	348	646	696
Expected return on plan assets	(2,078)	(2,211)	(4,156)	(4,422)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(24)	(24)	-0-	-0-	-0-	-0-
Amortization of prior service cost	39	41	78	82	(16)	(17)	(32)	(34)
Recognized net actuarial (gain) loss	81	(60)	162	(120)	94	50	188	100

Benefit (income) costs	$(1,157)	$(1,349)	$(2,314)	$(2,698)	$451	$416	$902	$832

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
      Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net sales:
ILS	$150,338	$129,515	$300,497	$256,402
Aluminum products	44,913	43,094	87,615	85,984
Manufactured products	73,202	56,186	140,562	115,292

	$268,453	$228,795	$528,674	$457,678

Income before income taxes:
ILS	$10,231	$8,271	$20,653	$16,475
Aluminum products	2,396	3,481	4,436	5,904
Manufactured products	6,132	5,949	11,794	11,762

	18,759	17,701	36,883	34,141
Corporate costs	(3,253)	(2,763)	(6,209)	(5,758)
Interest expense	(7,735)	(6,715)	(15,105)	(13,174)

	$7,771	$8,223	$15,569	$15,209

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	June 30,	December 31,
	2006	2005

Identifiable assets were as follows:
ILS	$358,662	$323,176
Aluminum products	113,782	101,489
Manufactured products	207,126	169,004
General corporate	46,354	69,185

	$725,924	$662,854

NOTE J — Comprehensive Income
      Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$4,901	$7,513	$9,658	$13,700
Foreign currency translation	2,105	(1,018)	2,583	(689)

Total comprehensive income	$7,006	$6,495	$12,241	$13,011

      The components of accumulated comprehensive income (loss) at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$5,839	$3,256
Minimum pension liability	(5,358)	(5,358)

	$481	$(2,102)

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
      The accrued liability balance for severance and exit costs and related cash payments during the first six months of 2006 consisted of:

Balance at December 31, 2005	$596
Cash payments	(179)

Balance at June 30, 2006	$417

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE L — Accrued Warranty Costs
      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2006	$3,566
Claims paid during the year	(1,246)
Additional warranties issued during the year	1,862
Acquired warranty liabilities	164

Balance at June 30, 2006	$4,346

NOTE M — Financing Arrangements
      On June 9, 2006, Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent, entered into a Fourth Amendment to the Amended and Restated Credit Agreement dated November 5, 2003, which among other things, increases the availability under the credit facility from $200,000 to $220,000 and increases the availability of letters of credit from $20,000 to $40,000.
NOTE N — Income Taxes
      In 2006, the Company began recording a quarterly provision for federal income taxes resulting in a total effective income tax rate of approximately 38%, compared to 10% for the corresponding period in 2005. Only foreign and state income taxes were provided for in 2005 because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2005, the Company had net operating loss carryforwards of approximately $41,000, which should preclude the cash payment of federal income taxes in 2006. In the fourth quarter of 2006, if a portion or all of its remaining deferred tax asset will more likely than not be realized, the Company will reverse into income the appropriate portion of its remaining tax valuation allowance of approximately $5,000.
NOTE O — Derivatives and Hedging
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
      During the first half of 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable, primarily euros against the U.S. dollar, for a notional amount of $1,000, of which $545 was outstanding at June 30, 2006. These transactions are considered cash flow hedges. The fair market value of these transactions at June 30, 2006 was approximately $577 and therefore, $32 has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Park-Ohio Holdings Corp.
      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2006 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Cleveland, Ohio
August 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and six-month periods ended June 30, 2006 is not directly comparable to the financial information for the same periods in 2005 primarily due to acquisitions.
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
      Sales and pre-tax profitability continued to grow substantially in the first six months of 2006. Net sales increased 16%, to $528.7 million, and pre-tax income grew 2% to $15.6 million. We recorded income tax expense of $5.9 million in the first six months of 2006, an effective income tax rate of 38%, compared to $1.5 million, or an effective income tax rate of 10% in the first six months of 2005. No federal income taxes were expensed in the first half of 2005 due to our deferred tax valuation allowance, of which a portion was reversed at the end of 2005. This resulted in net income of $9.7 million for the first six months of 2006, compared to $13.7 million in the same period of 2005.
      Sales and profitability grew substantially in 2004 and 2005 as result of new business development, growth in domestic and international manufacturing economies, and acquisitions. Net sales increased 30% and 15% in 2004 and 2005, respectively. We reported net income of $14.2 million in 2004, which grew 117% in 2005 to $30.8 million. 2005 net income was affected by a $7.3 million reversal of our domestic deferred tax asset valuation allowance and $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).
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
      We recently made two acquisitions to build on the success of our induction heating and melting systems business. In December 2005, we acquired the assets of Lectrotherm, in Canton, Ohio, for $5.1 million in cash, and in January 2006 we acquired the stock of Foundry Service, in Germany, for $3.2 million in cash. These acquisitions augment our existing, high-margin aftermarket induction business, and increased our presence, revenues and profits in Germany, an important capital equipment market. We funded these acquisitions with borrowings from our revolving credit facilities and funds from foreign subsidiaries.
      We acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components, in July 2005, for $7.0 million in cash funded with borrowings from our revolving credit facility, $1.3 million in the form of a short-term note payable and the assumption of approximately $12.8 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded the geographic presence of, our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant service centers.
Accounting Changes
      Effective January 1, 2006, we adopted SFAS No. 123(R) using the “modified prospective” method. Under this method, we recognized $.2 million of compensation costs (before tax) in the first six months of 2006, related to all share-based awards granted to employees prior to January 1, 2006 that remained unvested on that date. We will continue to recognize such expenses in future periods as long as existing awards continue in existence and continue to be unvested. We expect these existing awards to increase our fiscal 2006 compensation expense by approximately $.5 million (before tax). As additional share-based payments are awarded in the future, we will also recognize compensation cost for these awards. Additional information regarding our share-based compensation is provided in Notes B and G to the consolidated financial statements.
Results of Operations

Six Months 2006 versus Six Months 2005

Net Sales by Segment:

	Six Months
	Ended June 30,				Acquired/
				Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$300.5	$256.4	$44.1	17%	$28.0
Aluminum products	87.6	86.0	1.6	2%	0.0
Manufactured products	140.6	115.3	25.3	22%	11.4

Consolidated net sales	$528.7	$457.7	$71.0	16%	$39.4

      Net sales increased by 16% in the first six months of 2006 compared to the same period in 2005. ILS sales increased 17% primarily due to the July 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 2% primarily due to passed-through aluminum cost increases. Manufactured Products sales increased 22% primarily in the induction, pipe threading equipment, rubber and forging businesses. Of this increase, $11.4 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended June 30,
				Percent
	2006	2004	Change	Change

Consolidated cost of products sold	$454.1	$387.2	$66.9	17%

Consolidated gross profit	$74.6	$70.5	$4.1	6%

Gross margin	14.1%	15.4%
      Cost of products sold increased 17% in the first six months of 2006 compared to the same period in 2005, while gross margin decreased to 14.1% in the first six months of 2006 from 15.4% in the same period in 2005.
      ILS gross margin increased primarily due to increased volumes and greater recovery of steel cost increases. Aluminum Products gross margin decreased primarily due to product mix and pricing changes, plus the cost of preparations for new contracts that will start production in the fourth quarter of 2006. Gross margin in the Manufactured Products segment decreased primarily as a result of operational issues in the Company’s rubber products business, and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin for the Manufactured Products segment.

Selling, General & Administrative (“SG&A”) Expenses:

	Six Months
	Ended June 30,
				Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$43.9	$42.1	$1.8	4%
SG&A percent	8.3%	9.2%
      Consolidated SG&A expenses increased 4% in the first six months of 2006 compared to the same period in 2005, representing a .9% reduction in SG&A as a percent of sales. SG&A increased approximately $2.6 million due to the acquisitions of PPG, Lectrotherm and Foundry Services. SG&A expenses were increased in the first six months 2006 compared to 2005 by a $.4 million decrease in net pension credits reflecting reduced returns on pension plan assets.

Interest Expense:

	Six Months
	Ended June 30,
					Percent
	2006	2005	Change		Change

Interest expense	$15.1	$13.2	$1.9		14%
Average outstanding borrowings	$368.6	$356.8	$11.8		3%
Average borrowing rate	8.20%	7.39%	81	basis points
      Interest expense increased $1.9 million in the first six months of 2006 compared to the same period of 2005, primarily due to higher average interest rates and average outstanding borrowings during the first six months of 2006. The increase in average borrowings in the first six months of 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in the first six months of 2006 was due primarily to increased interest rates under our revolving credit facility compared to the same period of 2005, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:
      The provision for income taxes was $5.9 million in the six-month period ended June 30, 2006, a 38% effective income tax rate, compared to income taxes of $1.5 million provided in the corresponding period of 2005, a 10% effective income tax rate. In the first six months of 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the first six months of 2006 included state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.
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

Second Quarter 2006 versus Second Quarter 2005

Net Sales by Segment:

	Three Months
	Ended June 30,				Acquired/
				Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$150.3	$129.5	$20.8	16%	$14.1
Aluminum products	44.9	43.1	1.8	4%	0.0
Manufactured products	73.2	56.2	17.0	30%	5.8

Consolidated net sales	$268.4	$228.8	$39.6	17%	$19.9

      Net sales increased 17% in the second quarter of 2006 compared to the same quarter in 2005. ILS sales increased 16% primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 4% primarily due to passed-through aluminum cost increases. Manufactured Products sales increased 30% primarily in the induction, pipe threading equipment, rubber and forging businesses. Of this increase, $5.8 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business, in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended June 30,
				Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$230.7	$193.4	$37.3	19%

Consolidated gross profit	$37.7	$35.4	$2.3	6%

Gross margin	14.0%	15.5%
      Cost of products sold increased 19% in the second quarter of 2006 compared to the same quarter in 2005, while gross margin decreased to 14.0% in the second quarter of 2006 from 15.5% in the same quarter of 2005.
      ILS gross margin increased primarily due to increased volumes and greater recovery of steel cost increases. Aluminum Products gross margin decreased primarily due to product mix and pricing changes, plus the cost of preparations for new contracts that will start production in the fourth quarter of 2006. Gross margin in the Manufactured Products segment decreased primarily as a result of operational issues in the Company’s rubber products business, and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin for the Manufactured Products segment.

SG&A Expenses:

	Three Months
	Ended June 30,
				Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$22.2	$20.4	$1.8	9%
SG&A percent	8.3%	8.9%
      Consolidated SG&A expenses increased 9% in the second quarter of 2006 compared to the same quarter in 2005, representing a .6% reduction in SG&A as a percent of sales. SG&A increased approximately $1.2 million due to the acquisitions of PPG, Lectrotherm and Foundry Services. SG&A expenses were increased in the second quarter of 2006 compared to 2005 by a $.2 million decrease in net pension credits reflecting reduced returns on pension plan assets.

Interest Expense:

	Three Months
	Ended June 30,
					Percent
	2006	2005	Change		Change

Interest expense	$7.7	$6.7	$1.0		15%
Average outstanding borrowings	$379.3	$361.4	$17.9		5%
Average borrowing rate	8.16%	7.43%	73	basis points
      Interest expense increased $1.0 million in the second quarter of 2006 compared to the same period of 2005, primarily due to higher average interest rates and average outstanding borrowings during the second quarter of 2006. The increase in average borrowings in the second quarter of 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in the second quarter of 2006 was due primarily to increased interest rates under our revolving credit facility compared to the same quarter of 2005, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:
      The provision for income taxes was $2.9 million in the three-month period ended June 30, 2006, a 37% effective income tax rate, compared to income taxes of $0.7 million provided in the corresponding period of 2005, an effective 9% income tax rate. In the second quarter of 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the second quarter of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

Liquidity and Sources of Capital
      Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a revolving credit facility with a group of banks that provided for availability of up to $165.0 million, subject to an asset-based formula. In September 2004, December 2004 and June 2006, we amended our revolving credit facility to increase the availability to $185.0 million, $200.0 million, and $220.0 million, respectively, subject to the same asset-based formula. The December 2004 amendment also extended the maturity from July 30, 2007 to December 31, 2010, while in May 2006 the revolving credit facility was amended to reduce the pricing applicable to LIBOR-based interest rates by 50 basis points effective as of April 1, 2006. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.
      Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of June 30, 2006, the Company had $157.4 million outstanding under the revolving credit facility and approximately $51.7 million of unused borrowing availability.
      Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings under the revolving credit facility is based on the Company’s ability to meet a debt service coverage ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service coverage ratio could materially impact the availability and interest rate of future borrowings.
      At June 30, 2006, the Company was in compliance with the debt service coverage ratio covenant and other covenants contained in the revolving credit facility.
      The ratio of current assets to current liabilities was 2.18 at June 30, 2005 versus 2.12 at December 31, 2005. Working capital increased by $36.4 million to $244.5 million at June 30, 2006 from $208.1 million at December 31, 2005. Major components of working capital, including accounts receivable, inventories, trade accounts payable and accrued expenses, increased substantially during the first six months of 2006 due primarily to significant revenue growth and the acquisition of Foundry Services.
      During the first six months of 2006, the Company used $20.8 million from operating activities compared to using $16.7 million in the same period of 2005. The increase in operating cash usage of $4.1 million was primarily the result of a greater increase in accounts receivable, inventories and other current assets in the first six months of 2006 compared to the same period of 2005 ($59.8 million compared to $22.3 million, respectively). Accounts receivable, inventories and other current assets increased primarily as a result of sales volume increases. These increases in current assets more than offset the operating cash generated by an increase of $20.8 million in accounts payable in the first six months of 2006 compared to a reduction of $14.1 million in the first half of 2005, and a reduction in net income of $4.0 million, primarily due to the provision of federal income tax expense in the first six months of 2006. In the first six months of 2006, the Company also used cash of $7.5 million for capital expenditures and $3.2 million to acquire Foundry Service. These activities, plus an increase cash interest and taxes payments of $16.9 million and a net increase in borrowing of $29.9 million, resulted in a decrease in cash of $1.6 million in the first six months of 2006.
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
      The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment businesses that are included in the Manufactured Products segment, which typically ship a few large systems per year.
Forward-Looking Statements
      This quarterly report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.
Review By Registered Public Accounting Firm
      The consolidated financial statements at June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $157.4 million at June 30, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.8 million during the six-month period ended June 30, 2006.
      Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2006, we recorded a favorable foreign currency translation adjustment of $2.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
      The Company enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2006, $.5 million of such currency hedge contracts were outstanding.

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
      There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      At June 30, 2006, we were a co-defendant in approximately 380 cases asserting claims on behalf of approximately 10,000 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	that May yet be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1, 2006 through April 30, 2006	1,571	$19.81	0	0
May 1, 2006 through May 31, 2006	—	—	0	0
June 1, 2006 through June 30, 2006	—	$—	0	0

Total	1,571	$19.81	0	0

(1)	Represents shares surrendered or deemed surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted shares under employee stock-based compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company held its annual meeting of shareholders on May 25, 2006, at which the following matters were submitted to a vote of the shareholders with the results indicated:
      a) the election of the persons named below as Directors for a term expiring in 2009 were as follows:

	For	Withheld

Matthew V. Crawford	10,436,059	107,877
Kevin R. Greene	10,506,108	37,828
Ronna Romney	10,515,318	28,618
      b) the approval of an amendment to the Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan were as follows:

For	Against	Abstentions

7,543,938	1,719,321	1,280,677
      c) the approval to adopt the Park-Ohio Holdings Corp. Annual Cash Bonus Plan were as follows:

For	Against	Abstentions

10,381,707	147,094	15,135

Item 6.	Exhibits
      The following exhibits are included herein:

4	Fourth Amendment, dated June 9, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 14, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
15	Letter re: unaudited financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 8, 2006

PARK-OHIO HOLDINGS CORP.

(Registrant)

By	/s/ Richard P. Elliott

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit

4	Fourth Amendment, dated June 9, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 14, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
15	Letter re: unaudited financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002