Form 10-Q
period 2006-09-30
PARK OHIO HOLDINGS CORP
filed 2006-11-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes ☐ No ☑

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2006: 11,343,446
The Exhibit Index is located on page 30.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$17,114	$18,696
Accounts receivable, less allowances for doubtful accounts of $3,885 at September 30, 2006 and $5,120 at December 31, 2005	184,359	153,502
Inventories	219,926	190,553
Deferred tax assets	8,627	8,627
Other current assets	31,505	21,651

Total Current Assets	461,531	393,029
Property, Plant and Equipment	254,416	244,367
Less accumulated depreciation	143,473	130,557

	110,943	113,810
Other Assets
Goodwill	85,389	82,703
Net assets held for sale	7,010	1,992
Other	68,072	71,320

	$732,945	$662,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$136,655	$115,401
Accrued expenses	75,565	65,416
Current portion of long-term liabilities	4,520	4,161

Total Current Liabilities	216,740	184,978
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	152,700	128,300
Other long-term debt	5,439	6,705
Deferred tax liability	3,176	3,176
Other postretirement benefits and other long-term liabilities	24,598	26,174

	395,913	374,355
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	12,080	11,703
Additional paid-in capital	57,271	56,915
Retained earnings	59,408	46,014
Treasury stock, at cost	(9,047)	(9,009)
Accumulated other comprehensive income (loss)	580	(2,102)

	120,292	103,521

	$732,945	$662,854

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)

Net sales	$257,167	$234,247	$785,841	$691,925
Cost of products sold	220,967	198,327	675,039	585,543

Gross profit	36,200	35,920	110,802	106,382
Selling, general and administrative expenses	22,444	22,817	66,372	64,897

Operating income	13,756	13,103	44,430	41,485
Interest expense	8,065	7,200	23,170	20,374

Income before income taxes	5,691	5,903	21,260	21,111
Income taxes	1,955	751	7,866	2,260

Net income	$3,736	$5,152	$13,394	$18,851

Amounts per common share:
Basic	$.34	$.47	$1.22	$1.73
Diluted	$.33	$.45	$1.17	$1.66
Common shares used in the computation:
Basic	11,007	10,928	10,987	10,896

Diluted	11,451	11,414	11,448	11,385

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Treasury	Income
	Stock	Capital	Earnings	Stock	(Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2006, as adjusted	$11,703	$56,915	$46,014	$(9,009)	$(2,102)	$103,521
Comprehensive income:
Net income			13,394			13,394
Foreign currency translation adjustment					2,682	2,682

Comprehensive income						16,076
Restricted stock award	340	(340)				-0-
Amortization of restricted stock		391				391
Purchase of treasury stock				(38)		(38)
Share-based compensation		227				227
Exercise of stock options (37,697 shares)	37	78				115

Balance at September 30, 2006	$12,080	$57,271	$59,408	$(9,047)	$580	$120,292

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$13,394	$18,851
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	14,174	12,906
Share-based compensation expense	227	-0-
Changes in operating assets and liabilities:
Accounts receivable	(30,145)	(14,695)
Inventories and other current assets	(38,605)	(3,812)
Accounts payable and accrued expenses	30,495	(4,097)
Other	(2,050)	(5,300)

Net Cash (Used) Provided by Operating Activities	(12,510)	3,853
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(9,423)	(12,405)
Acquisitions, net of cash acquired	(3,219)	(7,000)
Proceeds from sale of assets held for sale	-0-	1,100

Net Cash Used by Investing Activities	(12,642)	(18,305)
FINANCING ACTIVITIES
Proceeds from debt, net	23,493	17,983
Purchase of treasury stock	(38)	(67)
Exercise of stock options	115	207

Net Cash Provided by Financing Activities	23,570	18,123

(Decrease)/Increase in Cash and Cash Equivalents	(1,582)	3,671
Cash and Cash Equivalents at Beginning of Period	18,696	7,157

Cash and Cash Equivalents at End of Period	$17,114	$10,828

Taxes paid	$3,927	$1,623
Interest paid	17,046	13,072

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006
(Amounts in thousands, except per share data)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

SFAS No. 123(R) was issued on December 16, 2004 and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of fair value recognition provisions for stock options is expected to increase the Company’s fiscal 2006 compensation expense by approximately $300 (before tax).

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year end. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company in 2007. The requirement to measure plan assets and benefit obligations is effective for the Company in 2008. The Company currently uses December 31 to measure the funded status of its plans. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements.

NOTE C — Acquisitions

In January 2006, the Company completed the acquisition of all of the capital stock of Foundry Service GmbH (“Foundry Service”) for approximately $3,219, which resulted in additional goodwill of $2,313. The acquisition was funded with borrowings from foreign subsidiaries of the Company. The acquisition was not deemed significant as defined in Regulation S-X.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and Adjustments	(43)	(406)	(449)
Transfers	(56)	56	-0-

Balance at September 30, 2006	$-0-	$406	$406

NOTE D — Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2006	2005

Finished goods	$144,948	$128,465
Work in process	39,281	32,547
Raw materials and supplies	35,697	29,541

	$219,926	$190,553

NOTE E — Shareholders’ Equity

At September 30, 2006, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 12,079,608 shares were issued, of which 11,344,446 were outstanding and 735,162 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE F — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NUMERATOR
Net income	$3,736	$5,152	$13,394	$18,851

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,007	10,928	10,987	10,896
Effect of dilutive securities:
Employee stock options	444	486	461	489

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,451	11,414	11,448	11,385

Amounts per common share:
Basic	$.34	$.47	$1.22	$1.73
Diluted	$.33	$.45	$1.17	$1.66

Stock options for 104,000 shares were excluded in the three months and nine months ended September 30, 2006 because they were anti-dilutive.

NOTE G — Stock-Based Compensation

Under the provisions of the Park-Ohio Holdings Corp. 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined, provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 1998 Plan is 2,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

Prior to January 1, 2006, the Company had elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense resulting from fixed awards of restricted shares was measured at the date of grant and expensed over the vesting period.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

An alternative method of accounting for stock-based compensation, allowed before January 1, 2006, was the fair value method defined by SFAS No. 123. Had compensation cost for stock options granted been determined based on the fair value method of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three-month and nine-month periods ended September 30, 2005 would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$5,152	$18,851
Stock-option expense determined under fair value based methods, net of related tax effects	(37)	(72)

Pro forma net income	$5,115	$18,779

Earnings per share:
Basic — as reported	$0.47	$1.73
Basic — pro forma	$0.47	$1.72
Diluted — as reported	$0.45	$1.66
Diluted — pro forma	$0.45	$1.65

The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model. No options were granted in the first nine months of 2006. There were 65,000 options granted in the first nine months of 2005. The following weighted average assumptions were used for options granted in fiscal year 2005:

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table reflects activity in option shares from January 1, 2006 through September 30, 2006:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual	Aggregate
	Option	Exercise Price	Life	Intrinsic Value

Outstanding at December 31, 2005	997,751	$3.55	6.4	$10,523
Granted	0
Forfeited	0
Exercised	(333)	$7.77	7.8	$4

Outstanding at March 31, 2006	997,418	$3.55	6.2	$16,366
Granted	0
Forfeited	0
Exercised	(29,164)	$3.82	6.1	$425

Outstanding at June 30, 2006	968,254	$3.54	5.9	$13,291
Granted	0
Forfeited	0
Exercised	(8,200)	$1.91	5.2	$122

Outstanding at September 30, 2006	960,054	$3.56	5.7	$9,909
Exercisable at September 30, 2006	874,054	$2.51	5.4	$9,887

Participants may also be awarded restricted stock under the 1998 Plan. The Company granted 340,000, 56,300 and 28,000 shares of restricted stock in 2006, 2005 and 2004, respectively, with fair values equal to the market price of the stock on the date of grant. The restricted shares were valued at $4,779, $682 and $433 for 2006, 2005 and 2004, respectively, and will be recognized as compensation expense ratably over the three to five year vesting period. Compensation expense associated with the restricted shares of $159 and $227 was recognized in the three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, the compensation expense recognized for restricted shares was $391 and $392, respectively. Compensation expense associated with stock options of $73 and $-0- was recognized in the three-month period ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, the compensation expense associated with stock options was $227 and $-0-, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table reflects activity in restricted shares from January 1, 2006 through September 30, 2006:

		Weighted
		Average
	Restricted	Grant-Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Outstanding at January 1, 2006	51,633	$14.91	$728
Granted	0
Forfeited	0
Vested	(1,166)	$22.15	$23

Outstanding at March 31, 2006	50,467	$14.75	$1,007
Granted	0
Forfeited	(1,000)	$14.26
Vested	(4,667)	$9.47	$92

Outstanding at June 30, 2006	44,800	$15.31	$774
Granted	340,000	$14.06	$4,780
Forfeited	0	$-0-
Vested	(14,000)	$17.89	$235

Outstanding at September 30, 2006	370,800	$14.06	$5,113

In 2006, before-tax share-based compensation expense is expected to total $1,107 and, net of taxes, is expected to approximate $664 for stock option awards and restricted stock. The total unrecognized share-based compensation expense before tax for awards outstanding as of September 30, 2006 was $4,982, which will be recognized over a weighted-average period of approximately 3.5 years.

SFAS No. 123(R) requires that cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards be classified as financing cash flows. The Company had no gross excess tax benefits in the nine months ended September 30, 2006.

NOTE H — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during the periods indicated were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service costs	$87	$97	$261	$291	$50	$35	$150	$105
Interest costs	726	796	2,178	2,388	323	348	969	1,044
Expected return on plan assets	(2,078)	(2,211)	(6,234)	(6,633)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(36)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	39	41	117	123	(16)	(17)	(48)	(51)
Recognized net actuarial (gain) loss	81	(60)	243	(180)	94	50	282	150

Benefit (income) costs	$(1,157)	$(1,349)	$(3,471)	$(4,047)	$451	$416	$1,353	$1,248

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales:
ILS	$149,133	$137,810	$449,630	$394,212
Aluminum products	33,274	36,816	120,889	122,800
Manufactured products	74,760	59,621	215,322	174,913

	$257,167	$234,247	$785,841	$691,925

Income before income taxes:
ILS	$8,796	$8,200	$29,449	$24,675
Aluminum products	(118)	1,515	4,318	7,419
Manufactured products	8,148	5,995	19,942	17,757

	16,826	15,710	53,709	49,851
Corporate costs	(3,070)	(2,607)	(9,279)	(8,366)
Interest expense	(8,065)	(7,200)	(23,170)	(20,374)

	$5,691	$5,903	$21,260	$21,111

	September 30,	December 31,
	2006	2005

Identifiable assets were as follows:
ILS	$373,155	$323,176
Aluminum products	108,723	101,489
Manufactured products	218,152	169,004
General corporate	32,915	69,185

	$732,945	$662,854

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE J — Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$3,736	$5,152	$13,394	$18,851
Foreign currency translation	99	1,383	2,682	695

Total comprehensive income	$3,835	$6,535	$16,076	$19,546

The components of accumulated comprehensive income (loss) at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$5,938	$3,256
Minimum pension liability	(5,358)	(5,358)

	$580	$(2,102)

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

The accrued liability balance for severance and exit costs and related cash payments during the first nine months of 2006 consisted of:

Balance at December 31, 2005	$596
Cash payments	(248)

Balance at September 30, 2006	$348

NOTE L — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2006	$3,566
Claims paid during the year	(1,967)
Additional warranties issued during the year	2,209
Acquired warranty liabilities	164

Balance at September 30, 2006	$3,972

NOTE M — Financing Arrangements

On October 18, 2006, Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent, entered into a Fifth Amendment to

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

the Amended and Restated Credit Agreement dated November 5, 2003, which, among other things, increases the availability under the credit facility from $200,000 to $230,000.

NOTE N — Income Taxes

In 2006, the Company began recording a quarterly provision for federal income taxes resulting in a total effective income tax rate of approximately 37%, compared to 11% for 2005. Only foreign and state income taxes were provided for in 2005 because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2005, the Company had net operating loss carryforwards of approximately $41,000, which should preclude the cash payment of federal income taxes in 2006. In the fourth quarter of 2006, if a portion or all of its remaining deferred tax asset will more likely than not be realized, the Company will reverse into income the appropriate portion of its remaining tax valuation allowance of approximately $5,000.

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

During the first nine months of 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable, primarily euros against the U.S. dollar, for a notional amount of $1,000, of which $434 was outstanding at September 30, 2006. These transactions are considered cash flow hedges. The fair market value of these transactions at September 30, 2006 was approximately $438 and therefore, $4 has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement.

NOTE P — Subsequent Event

On October 18, 2006, the Company acquired 100 percent of the outstanding capital stock of NABS, Inc. (“NABS”) for $21 million in cash. NABS is an international supply chain manager of production components providing services to high technology companies in the computer, electronics and consumer products industries. The acquisition was funded with borrowings under the Company’s revolving credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2006 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
November 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2006 is not directly comparable to the financial information for the same periods in 2005 primarily due to acquisitions.

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

Sales grew substantially in the first nine months of 2006. Net sales increased to $785.8 million, an increase of 14%, compared to the first nine months of 2005. Pre-tax income grew slightly to $21.3 million. Sales and profitability growth were reduced in the third quarter of 2006 in all three segments (particularly Aluminum Products) by automobile and light truck market cutbacks, which are expected to continue in the fourth quarter. We recorded income tax expense of $7.9 million in the first nine months of 2006, an effective income tax rate of 37%, compared to $2.3 million, or an effective income tax rate of 11% in the first nine months of 2005. No federal income taxes were expensed in 2005 due to our deferred tax valuation allowance, of which a portion was reversed at the end of 2005. This resulted in net income of $13.4 million for the first nine months of 2006, compared to $18.9 million in the same period of 2005.

We recently made two acquisitions to build on the success of our Integrated Logistics Solutions long-term supply chain management business. We acquired all of the capital stock of NABS for $21.0 million in cash funded with borrowings under our revolving credit facility, in October 2006. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 14 international operations in China, India, Taiwan, Singapore, Ireland, Hungary, Scotland and Mexico plus five locations in the United States. In July 2005, we acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components, for $7.0 million in cash funded with borrowings from our revolving credit facility, $1.3 million in the form of a short-term note payable and the assumption of approximately $12.8 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded the geographic presence of, our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant PPG service centers.

Building on the success of our induction heating and melting systems business, in December 2005, we acquired the assets of Lectrotherm, in Canton, Ohio, for $5.1 million in cash, and in January 2006, we acquired all of the capital stock of Foundry Service, in Germany, for $3.2 million in cash. These induction acquisitions augmented our existing, high-margin aftermarket induction business, and increased our presence, revenues and profits in Germany, an important capital equipment market. We funded these induction acquisitions with borrowings from our revolving credit facilities and funds from foreign subsidiaries.

Accounting Changes

Effective January 1, 2006, we adopted SFAS No. 123(R) using the “modified prospective” method. Under this method, we recognized $.2 million of compensation costs (before tax) in the first nine months of 2006 related to all share-based awards granted to employees prior to January 1, 2006 that remained unvested on that date. We will continue to recognize such expenses in future periods as long as existing awards continue in existence and unvested. We expect these existing awards to increase our fiscal 2006 compensation expense by approximately $.3 million (before tax). As additional share-based payments are awarded in the future, we will also recognize compensation cost for these awards. Additional information regarding our share-based compensation is provided in Notes B and G to the consolidated financial statements.

Results of Operations

Nine Months 2006 versus Nine Months 2005 (Dollars in millions)

Net Sales by Segment:

	Nine Months				Acquired/
	Ended September 30,			Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$449.6	$394.2	$55.4	14%	$28.0
Aluminum products	120.9	122.8	(1.9)	(2)%	0.0
Manufactured products	215.3	174.9	40.4	23%	17.2

Consolidated net sales	$785.8	$691.9	$93.9	14%	$45.2

Net sales increased by 14% in the first nine months of 2006 compared to the same period in 2005. ILS sales increased 14% primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 2% in the first nine months of 2006, primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased 23% primarily in the induction, pipe threading equipment and forging businesses. Of this increase, $17.2 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$675.0	$585.5	$89.5	15%

Consolidated gross profit	$110.8	$106.4	$4.4	4%

Gross margin	14.1%	15.4%

ILS gross margin decreased slightly, primarily due to PPG restructuring costs. Aluminum Products gross margin decreased primarily due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in late 2006 and early 2007. Gross margin in the

Manufactured Products segment decreased primarily as a result of operational and pricing issues in the Company’s rubber products business, and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin significantly for the Manufactured Products segment compared to prior years.

Selling, General & Administrative (“SG&A”) Expenses:

	Nine Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$66.4	$64.9	$1.5	2%
SG&A percent	8.4%	9.4%

Consolidated SG&A expenses increased 2% in the first nine months of 2006 compared to the same period in 2005, representing a one percentage point reduction in SG&A expenses as a percent of sales. SG&A expenses increased approximately $3.3 million due to the acquisitions of PPG and Lectrotherm in 2005 and Foundry Service in January 2006. SG&A expenses were increased in the first nine months 2006 compared to the same period of 2005 by a $.6 million decrease in net pension credits, reflecting reduced returns on pension plan assets. These increases in SG&A expenses from acquisitions and reduced pension credits were partially offset by cost reductions.

Interest Expense:

	Nine Months
	Ended September 30,				Percent
	2006	2005	Change		Change

Interest expense	$23.2	$20.4	$2.8		14%
Average outstanding borrowings	$372.2	$358.2	$14.0		4%
Average borrowing rate	8.30%	7.58%	72	basis points

Interest expense increased $2.8 million in the first nine months of 2006 compared to the same period in 2005, primarily due to higher average interest rates and average outstanding borrowings during 2006. The increase in average borrowings in 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in 2006 was due primarily to increased interest rates under our revolving credit facility compared to 2005, in which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $7.9 million in the nine-month period ended September 30, 2006, a 37% effective income tax rate, compared to income taxes of $2.3 million provided in the corresponding period of 2005, an 11% effective income tax rate. In 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the first nine months of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

In the fourth quarter of 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company determined that it was more likely than not that this portion of the deferred tax asset would be realized. In 2006, the Company began recording a quarterly provision for federal income taxes. Our significant net operating loss carry forwards should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.

At December 31, 2005, our subsidiaries had $41.0 million of net operating loss carryforwards for federal tax purposes.

Third Quarter 2006 versus Third Quarter 2005 (Dollars in millions)

Net Sales by Segment:

	Three Months				Acquired/
	Ended September 30,			Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$149.1	$137.8	$11.3	8%	$0.0
Aluminum products	33.3	36.8	(3.5)	(10)%	0.0
Manufactured products	74.8	59.6	15.2	26%	5.8

Consolidated net sales	$257.2	$234.2	$23.0	10%	$5.8

Net sales increased 10% in the third quarter of 2006 compared to the same quarter in 2005. ILS sales increased 8%, primarily due to general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 10% in the third quarter of 2006, primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased 26% primarily in the induction, pipe threading equipment, rubber and forging businesses. Of this increase, $5.8 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006 respectively.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$221.0	$198.3	$22.7	11%

Consolidated gross profit	$36.2	$35.9	$0.3	1%

Gross margin	14.1%	15.3%

Cost of products sold increased 11% in the third quarter of 2006 compared to the same quarter in 2005, while gross margin decreased to 14.1% from 15.3% in 2005.

ILS gross margin decreased slightly, primarily due to PPG restructuring costs. Aluminum Products gross margin decreased primarily due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in late 2006 and early 2007. Gross margin in the Manufactured Products segment decreased primarily as a result of operational and pricing issues in the Company’s rubber products business and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin significantly for the Manufactured Products segment compared to prior years.

SG&A Expenses:

	Three Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$22.4	$22.8	$(0.4)	(2)%
SG&A percent	8.7%	9.7%

Consolidated SG&A expenses decreased 2% in the third quarter of 2006 compared to the same quarter in 2005, representing a one percentage point reduction in SG&A expenses as a percent of sales. SG&A expenses increased approximately $.8 million due to the acquisitions of Lectrotherm and Foundry Service in December 2005 and January 2006, respectively. SG&A expenses were increased in the third quarter of 2006 compared to the same quarter of 2005 by a $.2 million decrease in net pension credits reflecting reduced returns on pension plan assets. These increases in SG&A expenses from acquisitions and reduced pension credits were offset by cost reductions.

Interest Expense:

	Three Months
	Ended September 30,				Percent
	2006	2005	Change		Change

Interest expense	$8.1	$7.2	$0.9		13%
Average outstanding borrowings	$379.6	$360.0	$19.6		5%
Average borrowing rate	8.50%	8.00%	50	basis points

Interest expense increased $.9 million in the third quarter of 2006 compared to the same period in 2005, primarily due to higher average interest rates and average outstanding borrowings during 2005. The increase in average borrowings in 2005 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in 2006 was due primarily to increased interest rates under our revolving credit facility compared to 2005, in which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $2.0 million in the three-month period ended September 30, 2006, a 35% effective income tax rate, compared to income taxes of $0.8 million provided in the corresponding period of 2005, an effective 14% income tax rate. In 2005 these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the third quarter of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

In fourth quarter 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company determined that it was more likely than not that this portion of the deferred tax asset would be realized. In 2006, the Company began recording a quarterly provision for federal income taxes. Our significant net operating loss carry forwards should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.

At December 31, 2005, our subsidiaries had $41.0 million of net operating loss carryforwards for federal tax purposes.

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a revolving credit facility with a group of banks that provided for availability of up to $165.0 million, subject to an asset-based formula. In September 2004, December 2004, June 2006 and October 2006, we amended our revolving credit facility to progressively increase the availability up to $230.0 million, subject to the same asset-based formula. The December 2004 amendment also extended the maturity from July 30, 2007 to December 31, 2010, while in May 2006 the revolving credit facility was amended to reduce the pricing applicable to LIBOR-based interest rates by 50 basis points effective as of April 1,

2006. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of September 30, 2006, the Company had $152.7 million outstanding under the revolving credit facility, and approximately $48.3 million of unused borrowing availability.

Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of borrowings under the revolving credit facility is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.

At September 30, 2006, the Company was in compliance with the debt service ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.13 at September 30, 2006 versus 2.12 at December 31, 2005. Working capital increased by $36.7 million to $244.8 million at September 30, 2006 from $208.1 million at December 31, 2005. Major components of working capital, including accounts receivable, inventories, trade accounts payable and accrued expenses, increased substantially during the first nine months of 2006 due primarily to significant revenue growth and the acquisition of Foundry Services.

During the first nine months of 2006, the Company used $12.5 million from operating activities compared to generating $3.9 million in the same period of 2005. The increase in operating cash usage of $16.4 million was primarily the result of a greater increase in accounts receivable, inventories and other current assets in the first nine months of 2006 compared to the same period of 2005 ($68.7 million compared to $18.5 million), more than offsetting the operating cash generated by an increase of $30.5 million in accounts payable in the first nine months of 2006 compared to a reduction of $4.1 million in the first nine months of 2005, and a reduction in net income of $5.5 million, primarily due to the provision of federal income tax expense in 2006. Current assets increased in the first nine months of 2006 primarily to support increased sales, including new contracts and capital equipment production. In the first nine months of 2006 the Company also used cash of $9.4 million for capital expenditures and $3.2 million for the Foundry Service acquisition. Capital expenditures were reduced $3.2 million by the sale of an idle asset. These activities, plus an increase cash interest and taxes payments of $6.3 million and a net increase in borrowing of $23.6 million, resulted in a decrease in cash of $1.6 million in the first nine months of 2006.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including the recent acquisition of NABS, changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $152.7 million at September 30, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.1 million during the nine-month period ended September 30, 2006.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2006, we recorded a favorable foreign currency translation adjustment of $2.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2006, $.4 million of such currency hedge contracts were outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2006, we were a co-defendant in approximately 370 cases asserting claims on behalf of approximately 9,900 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 6.	Exhibits

The following exhibits are included herein:

10.1	Form of Restricted Share Agreement for Employees
10.2	Summary of Annual Cash Bonus Plan for President and Chief Operating Officer
15	Letter re: unaudited financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2006

PARK-OHIO HOLDINGS CORP.
(Registrant)

By:	/s/ Richard P. Elliott
Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit

10.1	Form of Restricted Share Agreement for Employees
10.2	Summary of Annual Cash Bonus Plan for President and Chief Operating Officer
15	Letter re: unaudited financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002