Form 10-K
period 2006-12-31
PARK OHIO HOLDINGS CORP
filed 2007-03-16
CIK 76282

FORM 10-K

PARK-OHIO HOLDINGS CORP.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-3134
PARK-OHIO HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Ohio	34-1867219

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23000 Euclid Avenue Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 692-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00 Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Park-Ohio Holdings Corp. is a successor issuer to Park-Ohio Industries, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $137,892,000, based on the closing price of $17.27 per share of the registrant’s Common Stock on June 30, 2006.

Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 28, 2007: 11,373,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

References herein to “we” or “the Company” include, where applicable, Holdings, Park-Ohio and Holdings’ other direct and indirect subsidiaries.

ILS provides our customers with integrated supply chain management services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2006, we employed approximately 3,900 persons.

The following table summarizes the key attributes of each of our business segments:

Integrated Logistics
	Solutions	Aluminum Products	Manufactured Products

NET SALES(1)	$598.2 million (57% of total)	$154.6 million (14% of total)	$303.4 million (29% of total)

SELECTED PRODUCTS	Sourcing, planning and	• Pump housings	• Induction heating and
	procurement of over	• Clutch retainers/pistons	melting systems
	175,000 production	• Control arms	• Pipe threading
	components, including:	• Knuckles	systems
	• Fasteners	• Master cylinders	• Industrial oven
	• Pins	• Pinion housings	systems
	• Valves	• Brake calipers	• Injection molded
	• Hoses	• Oil pans	rubber components
	• Wire harnesses	• Flywheel spacers	• Forging presses
• Clamps and fittings
• Rubber and plastic components

SELECTED INDUSTRIES	• Heavy-duty truck	• Automotive	• Steel
SERVED	• Automotive and vehicle parts	• Agricultural equipment • Construction equipment	• Coatings • Forging
	• Electrical distribution and controls	• Heavy-duty truck • Marine equipment	• Foundry • Heavy-duty truck
	• Power sports/fitness equipment		• Construction equipment • Bottling
	• HVAC		• Automotive
	• Aerospace and defense		• Oil and gas
	• Electrical components • Appliance		• Rail and locomotive manufacturing
	• Semiconductor equipment		• Aerospace and defense

(1)	Results are for the year ended December 31, 2006 and exclude the results of operations related to the acquisition of NABS, Inc. prior to the date of acquisition on October 18, 2006.

Integrated Logistics Solutions

Our ILS business provides our customers with integrated supply chain management services for a broad range of high-volume, specialty production components. Our ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 55 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

In October 2006, we acquired all of the capital stock of NABS, Inc. (“NABS”) for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 19 operations across Europe, Asia, Mexico and the United States. The historical financial data contained throughout this annual report on Form 10-K excludes the results of operations of NABS, other than for the period from October 18, 2006 through December 31, 2006. See Note C to the consolidated financial statements included elsewhere herein.

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

Products and Services.  Supply chain management services, which is ILS’s primary focus for future growth, involves offering customers comprehensive, on-site management for most of their production component needs. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, ILS delivers an increasingly broad range of higher-cost production components including valves, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, ILS recently began providing spare parts and aftermarket products to end users of its customers’ products.

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

ILS also engineers and manufactures precision cold formed and cold extruded products, including locknuts, SPAC(R) nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. ILS produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.

Markets and Customers.  For the year ended December 31, 2006, approximately 81% of ILS’s net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Supply chain management services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

ILS markets and sells its services to over 6,000 customers domestically and internationally. The principal markets served by ILS are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, power sports/fitness equipment, HVAC, aerospace and defense, electrical components, appliance and semiconductor equipment industries. The five largest customers, within which ILS sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 43% and 40% of the sales of ILS for 2006 and 2005, respectively, with International Truck representing 22% and 20%, respectively, of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The loss of the International Truck account or any two of the remaining top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  There is a limited number of companies who compete with ILS for supply chain service contracts. ILS competes mainly with domestic competitors primarily on the basis of its value-added services, which include sourcing, engineering and delivery capabilities, geographic reach, extensive product selection, price and reputation for high service levels.

Aluminum Products

We believe that we are one of the few part suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at five manufacturing facilities in Ohio and Indiana.

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

Demand by automotive OEMs for aluminum castings has increased in recent years as they have sought lighter alternatives to steel and iron, primarily to increase fuel efficiency without compromising structural integrity. We believe that this replacement trend will continue as end-users and the regulatory environment require greater fuel efficiency. To capitalize on this trend, in August 2004, we acquired substantially all of the assets of the Amcast Components Group, a producer of aluminum automotive components. This acquisition significantly increased the sales and production capacity of our Aluminum Products business and added attractive new customers, product lines and production technologies. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of the Amcast Components Group other than for the period from August 23, 2004 through December 31, 2006.

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 46% of Aluminum Products sales for 2006 and 53% for 2005. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Manufactured Products

Our Manufactured Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, rubber products and forged and machined products. We manufacture these products in eleven domestic facilities and nine international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, Poland, China and Japan. In January 2006, the Company completed the acquisition of all of the capital stock of Foundry Service GmbH (“Foundry Service”). In December 2005, we acquired substantially all of the assets of Lectrotherm, Inc. (“Lectrotherm”), which is primarily a provider of field service and spare parts for induction heating and melting systems, located in Canton, Ohio.

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 40% to 45% of our induction heating and melting systems’ revenues is derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry, while our industrial ovens provide heating and curing for bottling and other applications. We also engineer and install mechanical forging presses, and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

Competition.  We compete with small to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. We compete domestically and internationally with small to medium-

sized forging and machining businesses on the basis of product quality and precision. We compete with other domestic small- to medium-sized manufacturers of injection molded rubber and silicone products primarily on the basis of price and product quality.

Sales and Marketing

ILS markets its products and services in the United States, Mexico, Canada, Western and Eastern Europe and East and South Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained under the heading “Note B—Industry Segments” of the notes to the consolidated financial statements included herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2006, 2005 and 2004 is incorporated herein by reference.

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

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products, and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve, particularly the domestic automotive or heavy-duty truck industry, could have a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 19% and 30% of our net sales during the year ended December 31, 2006 from the automobile and heavy-duty truck industries, respectively. International Truck, our largest customer, accounted for approximately 14% of our net sales for the year ended December 31, 2006. The loss of a portion of business to International Truck or any of our other major automotive or heavy-duty truck customers could have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply this customer at current levels.

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

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2006, our top seven customers accounted for approximately 31% of our net sales and our top customer, International Truck, accounted for approximately 14% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

Three of our substantial customers filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code during 2005 and 2006. Delphi Corp. and Dana Corporation, which are primarily customers of our Manufactured Products and Aluminum Products segments, filed in 2005, while Werner Ladder, which is primarily a customer of the ILS segment, filed in 2006. Collectively, these bankruptcies reduced our operating income in the aggregate by $1.8 million during 2005 and 2006.

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

We have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business, such as the acquisitions of NABS in 2006 and PPG in 2005. We cannot assure you that we will be successful in consummating any acquisitions.

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

Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our margins. We experienced widely fluctuating natural gas costs in 2005 and in 2006. We may experience higher than anticipated gas costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in supply could have a material adverse effect on our production and sales levels.

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

As of December 31, 2006, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 690 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 28, 2007, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 28% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 89% of the available square footage was located in the United States. Approximately 46% of the available square footage was owned. In 2006, approximately 35% of the available domestic square footage was used by the ILS segment, 45% was used by the Manufactured Products segment and 20% by the Aluminum Products segment. Approximately 46% of the available foreign square footage was used by the ILS segment and 54% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2006.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage		Use

ILS(1)	Cleveland, OH	Leased	60,350	(2)	ILS Corporate Office
	Dayton, OH	Leased	112,960		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	St. Paul, MN	Leased	104,425		Logistics
	Allentown, PA	Leased	69,755		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Dallas, TX	Leased	49,985		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	46,230		Logistics
	Nashville, TN	Leased	44,900		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Austin, TX	Leased	30,000		Logistics
	Kent, OH	Leased	225,000		Manufacturing
	Mississauga,	Leased	117,000		Manufacturing
	Ontario, Canada
	Solon, OH	Leased	42,600		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000		Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000		Manufacturing
	Fremont, IN	Owned	108,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Richmond, IN	Leased/Owned	97,300		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Euclid, OH	Leased	154,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Boaz, AL	Owned	100,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	111,300		Manufacturing
	Cicero, IL	Owned	45,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing
	Shanghai, China	Leased	20,500		Manufacturing

(1)	ILS has 48 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 11,000 square feet used by Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 82,300, 64,000 and 45,700, respectively, and two owned properties with 91,800 and 20,200 square feet, respectively.

(4)	Manufactured Products has 14 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

We are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation are not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

At December 31, 2006, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Item 4A.	Executive Officers of the Registrant

Information with respect to the executive officers of the Company is as follows:

Name	Age	Position

Edward F. Crawford	67	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	37	President and Chief Operating Officer and Director
Richard P. Elliott	50	Vice President and Chief Financial Officer
Robert D. Vilsack	46	Secretary and General Counsel
Patrick W. Fogarty	45	Director of Corporate Development

Mr. E. Crawford has been a director and our Chairman of the Board and Chief Executive Officer since 1992. He has also served as the Chairman of Crawford Group, Inc., a management company for a group of manufacturing companies, since 1964 and is also a Director of Continental Global Group, Inc.

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

The Company’s common stock, par value $1.00 per share, trades on the Nasdaq Global Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2006. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit facility and the indenture governing the Company’s 8.375% senior subordinated notes restrict the Company’s ability to pay dividends.

Quarterly Common Stock Price Ranges

	2006		2005
Quarter	High	Low	High	Low

1st	$21.23	$13.25	$30.90	$18.00
2nd	21.36	14.87	19.80	12.88
3rd	18.37	12.72	21.68	16.29
4th	17.61	12.96	17.78	13.52

The number of shareholders of record for the Company’s common stock as of February 28, 2007 was 1,431.

Issuer Purchases of Equity Securities

			Total Number
	Total		of Shares
	Number	Average	Purchased as	Maximum Number of Shares
	of Shares	Price Paid	Part of Publicly	That May Yet Be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans or Program

October 1 — October 31, 2006	-0-	$-0-	-0-	1,000,000
November 1 — November 30, 2006	-0-	-0-	-0-	1,000,000
December 1 — December 31, 2006(2)	1,246	15.33	-0-	1,000,000

TOTAL	1,246	$15.33	-0-	1,000,000

(1)	The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. No shares were purchased under this program during the quarter ended December 31, 2006.

(2)	Consists of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Statement of Operations Data(a):
Net sales	$1,056,246	$932,900	$808,718	$624,295	$634,455
Cost of products sold(b)	908,095	796,283	682,658	527,586	546,857

Gross profit	148,151	136,617	126,060	96,709	87,598
Selling, general and administrative expenses	90,296	82,133	77,048	62,667	57,830
Restructuring and impairment charges (credits)(b)	(809)	943	-0-	18,808	13,601

Operating income(b)	58,664	53,541	49,012	15,234	16,167
Interest expense(c)	31,267	27,056	31,413	26,151	27,623

Income (loss) before income taxes and cumulative effect of accounting change	27,397	26,485	17,599	(10,917)	(11,456)
Income taxes (benefit)(d)	3,218	(4,323)	3,400	904	897

Income (loss) before cumulative effect of accounting change(e)	24,179	30,808	14,199	(11,821)	(12,353)
Cumulative effect of accounting change	-0-	-0-	-0-	-0-	(48,799)

Net income (loss)	$24,179	$30,808	$14,199	$(11,821)	$(61,152)

Amounts per common share — basic:
Income (loss) before cumulative effect of accounting change	$2.20	$2.82	$1.34	$(1.13)	$(1.18)

Cumulative effect of accounting change	$-0-	$-0-	$-0-	$-0-	$(4.68)

Net income (loss)	$2.20	$2.82	$1.34	$(1.13)	$(5.86)

Amounts per common share — diluted:
Income (loss) before cumulative effect of accounting change	$2.11	$2.70	$1.27	$(1.13)	$(1.18)

Cumulative effect of accounting change	$-0-	$-0-	$-0-	$-0-	$(4.68)

Net income (loss)	$2.11	$2.70	$1.27	$(1.13)	$(5.86)

	Year Ended December 31,
	2006	2005	2004	2003	2002

Other Financial Data:
Net cash flows provided by operating activities	$6,063	$34,501	$1,633	$13,305	$28,578
Net cash flows used by investing activities	(31,407)	(31,376)	(21,952)	(3,529)	(17,993)
Net cash flows provided (used) by financing activities	28,285	8,414	23,758	(14,870)	(5,645)
Depreciation and amortization	20,140	17,346	15,468	15,562	16,307
Capital expenditures, net	20,756	20,295	11,955	10,869	14,731
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$21,637	$18,696	$7,157	$3,718	$8,812
Working capital	268,434	208,051	169,836	148,919	148,151
Property, plant and equipment	104,585	113,810	110,673	96,151	113,124
Total assets	784,142	662,854	610,022	507,452	540,858
Total debt	374,800	346,649	338,307	310,225	325,122
Shareholders’ equity	138,737	103,521	72,393	56,025	62,899

(a)	The selected consolidated financial data is not directly comparable on a year-to-year basis, primarily due to acquisitions and divestitures we made throughout the five years ended December 31, 2006, which include the following acquisitions:

2006 — Foundry Service and NABS

2005 — PPG and Lectrotherm

2004 — Amcast Components Group and Jamco

2002 — Ajax Magnethermic

All of the acquisitions were accounted for as purchases. During 2003, the Company sold substantially all of the assets of Green Bearing and St. Louis Screw and Bolt. During 2002, the Company sold substantially all the assets of Castle Rubber.

(b)	In each of the years ended December 31, 2006, 2005, 2003 and 2002, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance and pension curtailment are accruals for cash expenses. We made cash payments of $.3 million, $.3 million, $2.1 million, $2.5 million and $5.7 million in the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively, related to our severance and pension curtailment accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2006	2005	2003	2002
	(Dollars in thousands)

Non-cash charges:
Cost of products sold (inventory write-down)	$800	$833	$638	$5,589
Asset impairment	-0-	391	16,051	5,302
Restructuring and severance	-0-	400	990	5,599
Pension and postretirement benefits curtailment (credits)	(809)	152	1,767	2,700

Total	$(9)	$1,776	$19,446	$19,190

Charges reflected as restructuring and impairment charges (credits) on income statement	$(809)	$943	$18,808	$13,601

(c)	In 2004, the Company issued $210 million of 8.375% senior subordinated notes. Proceeds from the issuance of this debt were used to fund the tender and early redemption of the 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $6.0 million.

(d)	In 2006 and 2005, the Company reversed $5.0 and $7.3 million, respectively, of its domestic deferred tax asset valuation allowances as it has been determined the realization of these amounts is more likely than not.

(e)	Upon the adoption of FAS 142 (as defined below) in 2002, we recorded a non-cash charge of $48.8 million to reduce the carrying amount of goodwill to its fair value.

No dividends were paid during the five years ended December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to the reversal of a tax valuation allowance in 2006 and 2005, restructuring and unusual charges in 2006 and 2005, and debt extinguishment costs and writeoff of deferred financing costs associated with the tender and early redemption during 2004 of our 9.25% senior subordinated notes, acquisitions and divestitures during the three years ended December 31, 2006.

Executive Overview

We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, power sports/fitness equipment, HVAC, aerospace and defense, electrical components, appliance and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements.

Sales and profitability continued to grow substantially in 2006, continuing the trend of the prior year, as the domestic and international manufacturing economies continued to grow. Net sales increased 13% in 2006 compared to 2005, while operating income increased 10%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance was larger in 2005 than in 2006 ($7.3 million and $5.0 million, respectively) and because of higher interest expense in 2006. The tax valuation allowance has now been substantially eliminated, so no further significant reversals are expected to affect income in future years. During 2005, net sales increased 15%, and operating income increased 9% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

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

In December 2004 and subsequently in 2005 and 2006 we amended our revolving credit facility, extending its maturity so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $230.0 million subject to an asset-based formula, and providing lower interest rate levels. Borrowings under the revolving credit facility are secured by substantially all our assets. We had approximately $40.0 million of unused borrowing availability at December 31, 2006. Funds provided by operations plus available borrowings under the revolving credit facility are expected to be adequate to meet our cash requirements.

In October 2006, we acquired all of the capital stock of NABS, Inc. for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 14 international operations in China, India, Taiwan, Singapore, Ireland, Hungary, Scotland and Mexico plus five locations in the United States.

In January 2006, we completed the acquisition of all of the capital stock of Foundry Service GmbH for approximately $3.2 million in cash, which resulted in additional goodwill of $2.3 million. The acquisition was funded with borrowings from foreign subsidiaries of the Company.

In December 2005, we acquired substantially all of the assets of Lectrotherm, which is primarily a provider of field service and spare parts for induction heating and melting systems, located in Canton, Ohio, for $5.1 million cash funded with borrowings under our revolving credit facility. This acquisition augments our existing, high-margin aftermarket induction business. Lectrotherm had no significant affect on 2005 earnings.

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

In August 2004, we acquired substantially all of the assets of the Amcast Components Group (“Amcast”), a producer of aluminum automotive products, for $10.0 million cash and the assumption of approximately $9.0 million of operating liabilities. This acquisition significantly increased the sales and production capacity of our Aluminum Products business and added attractive new customers, product lines and production technologies.

In April 2004, we acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”), now a Japanese-located subsidiary of our induction heating and melting equipment business, for cash existing on the balance sheet of Jamco at that date.

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

An alternative method of accounting for stock-based compensation would have been the fair value method defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 permitted use of the intrinsic value method and did not require companies to account for employee stock options using the fair value method. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, our net income (loss) and diluted income (loss) per share would have been (decreased) or increased by $0.2 million ($.02 per share) in 2005 and $(0.3) million ($(.03) per share) in 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options increased the Company’s fiscal 2006 compensation expense by $0.3 million (before tax).

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review goodwill annually for potential impairment. This review was performed as of October 1, 2006, 2005 and 2004, using forecasted discounted cash flows, and it was determined that no impairment is required. At December 31, 2006, our balance sheet reflected $98.2 million of goodwill. In 2006, discount rates used ranged from 11.5% to 12.5%, and 4% long-term revenue growth rates were used.

Results of Operations

2006 versus 2005

Net Sales by Segment:

	Year Ended				Acquired/
	December 31,			Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$598.2	$532.6	$65.6	12%	$38.7
Aluminum products	154.6	159.1	(4.5)	(3)%	0.0
Manufactured products	303.4	241.2	62.2	26%	22.9

Consolidated Net Sales	$1,056.2	$932.9	$123.3	13%	$61.6

Net sales increased by 13% in 2006 compared to 2005. ILS sales increased primarily due to the October 2006 acquisition of NABS, 2006’s full-year’s sales of PPG (acquired in July 2005), general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased in 2006 primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased in 2006 primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $22.9 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$908.1	$796.3	$111.8	14%

Consolidated gross profit	$148.1	$136.6	$11.5	8%

Gross Margin	14.0%	14.6%

Cost of products sold increased 14% in 2006 compared to 2005, while gross margin decreased to 14.0% from 14.6% in 2005. ILS gross margin decreased primarily due to PPG restructuring costs. Aluminum Products gross margin decreased due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in early 2007. Gross margin in the Manufactured Products segment decreased slightly, primarily as a result of operational and pricing issues in the Company’s rubber products business.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended
	December 31,			Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$90.3	$82.1	$8.2	10%
SG&A percent	8.5%	8.8%

Consolidated SG&A expenses increased by 10%, or $8.2 million, in 2006 compared to 2005, representing a .3% reduction in SG&A expenses as a percent of sales. Approximately $5.7 million of the SG&A increase was due to acquisitions, primarily NABS, Foundry Service, Lectrotherm and PPG. SG&A expenses increased in 2006 compared to 2005 by a $.8 million decrease in net pension credits reflecting reduced returns on pension plan assets. These increases in SG&A expenses from acquisitions and reduced pension credits were partially offset by cost reductions.

Interest Expense:

	Year Ended
	December 31,			Percent
	2006	2005	Change	Change

Interest expense	$31.3	$27.1	$4.2	15%
Average outstanding borrowings	$376.5	$357.1	$19.4	5%
Average borrowing rate	8.31%	7.59%	72	basis points

Interest expense increased in 2006 compared to 2005, due to both higher average outstanding borrowings and higher average interest rates during 2006. The increase in average borrowings in 2006 resulted primarily from growth-driven higher working capital requirements and the purchase of NABS, Foundry Service, Lectrotherm and PPG in October and January 2006, and December and July 2005, respectively. The higher average borrowing rate in 2006 was due primarily to increased interest rates under our revolving credit facility compared to 2005, which increased as a result of actions by the Federal Reserve.

Income Taxes:

	Year Ended December 31,
	2006	2005

Income before income taxes	$27.4	$26.5
Income taxes (benefit)	$3.2	$(4.3)
Reversal of tax valuation allowance included in income	(5.0)	(7.3)

Income taxes, excluding reversal of tax valuation allowance — (non GAAP)	$8.2	$3.0

Effective income tax (benefit) rate	12%	(16)%
Effective income tax rate excluding reversal of tax valuation allowance — (non GAAP)	30%	11%

In the fourth quarters of 2006 and 2005, the Company reversed $5.0 million and $7.3 million, respectively, of its deferred tax asset valuation allowance, substantially eliminating this reserve. Based on strong recent and projected earnings, the Company has determined that it is more likely than not that its deferred tax asset will be realized. The tax valuation allowance reversals resulted in increases to net income for both of these quarters. In 2006, the Company began recording a quarterly provision for federal income taxes, resulting in a total effective income tax rate of approximately 30%. The Company’s net operating loss carryforward precluded the payment of cash federal income taxes in 2006, and should significantly reduce cash payments in 2007.

The provision for income taxes was $3.2 million in 2006 while income tax benefits were $4.3 million in 2005, including the reversals of our deferred tax asset valuation allowance. The effective income tax rate was 12% in 2006 compared to an effective tax benefit rate of (16%) in 2005. Excluding reversals of the tax valuation allowance, in 2006, the Company provided $8.2 million of income taxes, a 30% effective income tax rate, compared to providing $3.0 million of income taxes in 2005, an 11% effective income tax rate. In 2006, these taxes consisted of federal, state and foreign income taxes, while federal income tax was not provided in 2005. At December 31, 2006, our subsidiaries had $34.9 million of net operating loss carryforwards for federal tax purposes. We are presenting taxes and tax rates without the tax benefit of the tax valuation allowance reversal to facilitate comparison between the periods.

Results of Operations

2005 versus 2004

Net Sales by Segment:

					Acquired/
	Year Ended December 31,			Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$532.6	$453.2	$79.4	18%	$31.4
Aluminum Products	159.1	135.4	23.7	18%	34.5
Manufactured Products	241.2	220.1	21.1	10%	3.5

Consolidated net sales	$932.9	$808.7	$124.2	15%	$69.4

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

SG&A Expenses:

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

Income Taxes:

	Year Ended December 31,
	2005	2004

Income before income taxes	$26.5	$17.6
Income taxes (benefit)	$(4.3)	$3.4
Reversal of tax valuation allowance included in 2005 income tax benefit	(7.3)

2005 Income taxes excluding reversal of tax valuation allowance — (non GAAP)	$3.0

Effective income tax (benefit) rate	(16)%	19%
Effective income tax rate excluding reversal of tax valuation allowance — (non GAAP)	11%

In fourth quarter 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company has determined that it is more likely than not that this portion of the deferred tax asset will be realized. The tax valuation allowance reversal resulted in an increase to net income for the quarter. In 2006, the Company began recording a quarterly provision for federal income taxes. The Company’s significant net operating loss carryforward should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond.

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

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a new revolving credit facility with a group of banks that provided for availability of up to $165.0 million, subject to an asset-based formula. In September 2004, December 2004, June 2006 and October 2006, we amended our revolving credit facility to progressively increase the availability up to $230 million subject to an asset-based formula. The December 2004 amendment also extended the maturity from July 30, 2007 to December 31, 2010, while in May 2006 the revolving credit facility was amended to reduce the pricing applicable to LIBOR-based interest rates by 50 basis points effective as of April 1, 2006. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of

December 31, 2006, the Company had $156.7 million outstanding under the revolving credit facility, and approximately $40.0 million of unused borrowing availability.

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

At December 31, 2006, the Company was in compliance with the debt service ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.23 at December 31, 2006 versus 2.12 at December 31, 2005. Working capital increased by $60.3 million to $268.4 million at December 31, 2006 from $208.1 million at December 31, 2005. Major components of working capital, including accounts receivable, inventories, other current assets, trade accounts payable and accrued expenses, increased substantially during 2006 due primarily to significant revenue growth and the acquisitions of NABS, PPG, and Lectrotherm.

During 2006, the Company provided $6.1 million from operating activities as compared to providing $34.5 million in 2005. The decrease in cash provision of $28.4 million was primarily the result of a much larger increase in net operating assets, net of the impact of acquisitions, in 2006 compared to 2005 ($34.7 million compared to $9.6 million, respectively), and a decrease in net income of $6.6 million. Approximately $4.6 million of the decrease in net income was due to noncash changes in deferred income taxes, partially offset by noncash restructuring and impairment charges. During 2006, the Company also invested $20.8 million in capital expenditures, received $9.4 million from the sale of facilities which were subsequently leased back, received $3.2 million from the sale of assets held for sale, borrowed an additional $28.2 million under its revolving credit facilities and invested $23.3 million in acquisitions.

During 2005, the Company provided $34.5 million from operating activities as compared to providing $1.6 million in 2004. The increase in cash provision of $32.9 million was primarily the result of a much smaller increase in net operating assets, net of the impact of acquisitions, in 2005 compared to 2004 ($9.6 million compared to $29.2 million, respectively), and an increase in net income of $16.6 million. Approximately $6.5 million of the increase in net income was due to noncash changes in deferred income taxes, partially offset by noncash restructuring and impairment charges. During 2005, the Company also invested $20.3 million in capital expenditures and $12.2 million in acquisitions and borrowed an additional $8.3 million under its revolving credit facilities.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2006, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2006:

		Payments Due or Commitment Expiration Per Period
		Less Than			More than
(In Thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$374,800	$3,310	$1,521	$159,482	$210,487
Interest obligations(1)	139,234	17,588	35,175	35,175	51,296
Capital lease obligations	-0-	-0-	-0-	-0-	-0-
Operating lease obligations	52,478	14,221	19,404	10,724	8,129
Purchase obligations	135,893	135,893	-0-	-0-	-0-
Postretirement obligations(2)	22,911	2,801	5,399	4,985	9,726
Standby letters of credit	34,743	32,719	1,496	464	64

Total	$760,059	$206,532	$62,995	$210,830	$279,702

(1)	Interest obligations are included on the 8.375% senior subordinated notes due 2014 only and assume notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($9,982 based on 6.37% average interest rate and outstanding borrowings of $156,700 at December 31, 2006) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2016.

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

Impairment of Long-Lived Assets:  Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2005, 2003, and 2002, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note O to the consolidated financial statements included elsewhere herein.

Restructuring:  We recognize costs in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“EITF 94-3”) and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” for charges prior to 2003. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

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

Goodwill:  We adopted FAS 142 as of January 1, 2002. Under FAS 142, we are required to review goodwill for impairment annually or more frequently if impairment indicators arise. We have completed the annual impairment test as of October 1, 2006, 2005 and 2004 and have determined that no goodwill impairment existed as of those dates.

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

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $34.9 million, which will expire between 2021 and 2024.

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

An alternative method of accounting for stock-based compensation would have been the fair value method defined by FAS 123. FAS 123 permits use of the intrinsic value method and did not require companies to account for employee stock options using the fair value method. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, our net income and diluted income per share would have been decreased by $(0.2) million (($.02) per share) in 2005, and ($.3) million (($.03) per share) in 2004.

In December 2004, the FASB issued FAS 123R. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options increased the Company’s 2006 compensation expense by $.3 million (before-tax).

Accounting Changes:  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have any impact on the Company’s results of operations or financial condition.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the associated production facilities. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. The Company adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, a tax benefit will only be recognized if it is more likely than not that the tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN No. 48 is effective for the Company in 2007. FIN No. 48 requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently evaluating the impact of this Interpretation and do not believe at this time that its implementation will result in a significant impact to the financial statements.

In September of 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the Company in 2007. The adoption of FSP AUG AIR-1 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for the Company in 2008. The Company is currently evaluating the impact of adopting this Statement.

On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. See Note K to the consolidated financial statements included elsewhere herein for the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

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

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to the following: our substantial indebtedness; general business conditions and competitive factors, including pricing pressures and product innovation; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; demand for our products and services; raw material availability and pricing; component part availability and pricing; adverse changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit facility and the indenture governing the 8.375% senior subordinated notes due 2014; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including, without limitation asbestos claims; our ability to negotiate acceptable contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $156.7 million at December 31, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.6 million for the year ended December 31, 2006.

Our foreign subsidiaries generally conduct business in local currencies. During 2006, we recorded a favorable foreign currency translation adjustment of $2.1 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts for steel but have entered into forward purchase contracts for our anticipated natural gas usage through April 2007.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management has identified no material weakness in internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This attestation report is included at page 33 of this annual report on Form 10-K.

Park-Ohio Holdings Corp.
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Park-Ohio Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Park-Ohio Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Park-Ohio Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note I to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. As discussed in Note K to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 12, 2007

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current Assets	$21,637	$18,696
Cash and cash equivalents
Accounts receivable, less allowances for doubtful accounts of $4,305 in 2006 and $5,120 in 2005	181,893	153,502
Inventories	223,936	190,553
Deferred tax assets	34,142	8,627
Other current assets	24,218	21,651

Total Current Assets	485,826	393,029
Property, Plant and Equipment:
Land and land improvements	3,464	6,964
Buildings	37,656	38,384
Machinery and equipment	210,445	199,019

	251,565	244,367
Less accumulated depreciation	146,980	130,557

	104,585	113,810
Other Assets:
Goodwill	98,180	82,703
Net assets held for sale	6,959	1,992
Other	88,592	71,320

	$784,142	$662,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$132,864	$115,401
Accrued expenses	78,655	65,416
Current portion of long-term liabilities	5,873	4,161

Total Current Liabilities	217,392	184,978
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	210,000	210,000
Revolving credit	156,700	128,300
Other long-term debt	4,790	6,705
Deferred tax liability	32,089	3,176
Other postretirement benefits and other long-term liabilities	24,434	26,174

	428,013	374,355
Shareholders’ Equity
Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares; Issued — 12,110,275 shares in 2006 and 11,702,911 in 2005	12,110	11,703
Additional paid-in capital	59,676	56,915
Retained earnings	70,193	46,014
Treasury stock, at cost, 736,408 shares in 2006 and 733,196 shares in 2005	(9,066)	(9,009)
Accumulated other comprehensive loss	5,824	(2,102)

	138,737	103,521

	$784,142	$662,854

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands,
	except per share data)

Net sales	$1,056,246	$932,900	$808,718
Cost of products sold	908,095	796,283	682,658

Gross profit	148,151	136,617	126,060
Selling, general and administrative expenses	90,296	82,133	77,048
Restructuring and impairment charges (credits)	(809)	943	-0-

Operating income	58,664	53,541	49,012
Interest expense	31,267	27,056	31,413

Income before income taxes	27,397	26,485	17,599
Income taxes (benefit)	3,218	(4,323)	3,400

Net income	$24,179	$30,808	$14,199

Amounts per common share:
Basic	$2.20	$2.82	$1.34

Diluted	$2.11	$2.70	$1.27

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Stock	Capital	Earnings	Stock	Income (Loss)	Compensation	Total
	(Dollars in thousands)

Balance at January 1, 2004	$11,288	$55,858	$1,007	$(8,864)	$(3,264)	$-0-	$56,025
Comprehensive income (loss):
Net income			14,199				14,199
Foreign currency translation adjustment					2,071		2,071
Minimum pension liability					(483)		(483)

Comprehensive income							15,787
Restricted stock award	28	405				(433)	-0-
Amortization of restricted stock						83	83
Exercise of stock options (231,748 shares)	231	267					498

Balance at December 31, 2004	11,547	56,530	15,206	(8,864)	(1,676)	(350)	72,393
Comprehensive income (loss):
Net income			30,808				30,808
Foreign currency translation adjustment					94		94
Minimum pension liability					(520)		(520)

Comprehensive income							30,382
Restricted stock award	56	861				(917)	-0-
Amortization of restricted stock						674	674
Purchase of treasury stock				(145)			(145)
Exercise of stock options (99,668 shares)	100	117					217

Balance at December 31, 2005	11,703	57,508	46,014	(9,009)	(2,102)	(593)	103,521
Reclassification at January 1, 2006		(593)				593	-0-
Comprehensive income (loss):
Net income			24,179				24,179
Foreign currency translation adjustment					2,128		2,128
Minimum pension liability					5,358		5,358

Comprehensive income							31,665
Adjustment recognized upon adoption of SFAS No. 158 (net of income tax of $404)					440		440
Restricted stock award	340	(340)					-0-
Amortization of restricted stock		787					787
Share-based compensation		299					299
Tax valuation allowance reversal		1,889					1,889
Purchase of treasury stock				(57)			(57)
Exercise of stock options (69,364 shares)	67	126					193

Balance at December 31, 2006	$12,110	$59,676	$70,193	$(9,066)	$5,824	$-0-	$138,737

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$24,179	$30,808	$14,199
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,140	17,346	15,468
Restructuring and impairment charges (credits)	(9)	1,776	-0-
Deferred income taxes	(4,631)	(6,525)	1,074
Stock based compensation expense	1,086	674	83
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	(16,219)	5,507	(35,606)
Inventories	(28,443)	(1,699)	(26,541)
Accounts payable and accrued expenses	16,956	(959)	39,419
Other	(6,996)	(12,427)	(6,463)

Net cash provided by operating activities	6,063	34,501	1,633
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(20,756)	(20,295)	(11,955)
Business acquisitions, net of cash acquired	(23,271)	(12,181)	(9,997)
Proceeds from sale-leaseback transactions	9,420	-0-	-0-
Proceeds from the sale of assets held for sale	3,200	1,100	-0-

Net cash used by investing activities	(31,407)	(31,376)	(21,952)
FINANCING ACTIVITIES
Proceeds from bank arrangements, net	28,150	8,342	18,012
Payments on long-term debt	-0-	-0-	(199,930)
Issuance of 8.375% senior subordinated notes, net of deferred financing costs	-0-	-0-	205,178
Issuance of common stock under stock option plan	193	217	498
Purchase of treasury stock	(58)	(145)	-0-

Net cash provided by financing activities	28,285	8,414	23,758
Increase in cash and cash equivalents	2,941	11,539	3,439
Cash and cash equivalents at beginning of year	18,696	7,157	3,718

Cash and cash equivalents at end of year	$21,637	$18,696	$7,157

Income taxes paid	$5,291	$881	$3,370
Interest paid	28,997	24,173	28,891

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

NOTE A — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties as described in Note L. Transactions with related parties are in the ordinary course of business, are conducted on an arm’s-length basis, and are not material to the Company’s financial position, results of operations or cash flows.

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

Inventories:  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Inventory reserves were $22,978 and $19,166 at December 31, 2006 and 2005, respectively.

Major Classes of Inventories

	December 31,
	2006	2005

Finished goods	$143,071	$128,465
Work in process	42,405	32,547
Raw materials and supplies	38,460	29,541

	$223,936	$190,553

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25 to 60 years for buildings, and three to 16 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable. See Note O.

Goodwill and Other Intangible Assets:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company does not amortize goodwill recorded in connection with business acquisitions. The Company completed the annual impairment tests required by FAS 142 as of October 1 and these tests confirmed that the fair value of the Company’s goodwill exceed their respective carrying values and no impairment loss was required to be recognized. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

Stock-Based Compensation:  Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

SFAS No. 123(R) was issued on December 16, 2004 and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of fair value recognition provisions for stock options increased the Company’s fiscal 2006 compensation expense by $299 (before tax).

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

If compensation cost for stock options granted had been determined based on the fair value method of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the years ended December 31, 2005 and 2004 would have been as follows:

	For the Years Ended
	December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)

Net income, as reported	$30,808	$14,199
Add: Stock-option expense included in reported net income, net of related tax effects	-0-	-0-
Deduct: Stock-option expense determined under fair value based methods, net of related tax effects	(177)	(284)

Pro forma net income	$30,631	$13,915

Earnings per share:
Basic — as reported	$2.82	$1.34
Basic — pro forma	$2.81	$1.31
Diluted — as reported	$2.70	$1.27
Diluted — pro forma	$2.68	$1.24

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the following fiscal years:

	Years Ended December 31,
	2005	2004

Risk — free interest rate	4.15%	3.50%
Expected life of option in years	6.0	6.0
Expected dividend yield	0%	0%
Expected stock volatility	55%	52%

The weighted average fair market value of options issued for the fiscal years ended December 31, 2005 and 2004 was estimated to be $8.20 and $4.08 per share, respectively. There were no options issued for the year ended December 31, 2006.

Additional information regarding our share-based compensation program is provided in Note I.

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

Income Taxes:  The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by SFAS No. 109 (“FAS 109”), “Accounting for Income Taxes.”

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 10% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product.

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2006, the Company had uncollateralized receivables with five customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $41,860, which represented approximately 22% of the Company’s trade accounts receivable. During 2006, sales to these customers amounted to approximately $282,074, which represented approximately 27% of the Company’s net sales.

Shipping and Handling Costs:  All shipping and handling costs are included in cost of products sold in the Consolidated Income Statements.

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

Foreign Currency Translation:  The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in accumulated comprehensive income (loss) in shareholders’ equity.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the associated production facilities. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. The Company adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a tax benefit will only be recognized if it is more likely than not that the tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely than not to be realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company in 2007. FIN 48 requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently evaluating the impact of this Interpretation and do not believe at this time that its implementation will result in a significant impact to the financial statements.

In September of 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the Company in 2007. The adoption of FSP AUG AIR-1 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for the Company in 2008. The Company is currently evaluating the impact of adopting this statement.

On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. See Note K for the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

Reclassification:  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Industry Segments

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2006	2005	2004

Net sales:
ILS	$598,228	$532,624	$453,223
Aluminum Products	154,639	159,053	135,402
Manufactured Products	303,379	241,223	220,093

	$1,056,246	$932,900	$808,718

Income before income taxes:
ILS	$38,383	$34,814	$29,191
Aluminum Products	3,921	9,103	9,021
Manufactured Products	28,991	20,630	18,890

	71,295	64,547	57,102
Corporate costs	(12,631)	(11,006)	(8,090)
Interest expense	(31,267)	(27,056)	(31,413)

	$27,397	$26,485	$17,599

Identifiable assets:
ILS	$382,101	$323,176	$297,002
Aluminum Products	98,041	101,489	105,535
Manufactured Products	206,089	169,004	163,230
General corporate	97,911	69,185	44,255

	$784,142	$662,854	$610,022

Depreciation and amortization expense:
ILS	$4,365	$4,575	$4,608
Aluminum Products	7,892	7,484	5,858
Manufactured Products	6,960	4,986	4,728
General corporate	923	301	274

	$20,140	$17,346	$15,468

Capital expenditures:
ILS	$2,447	$2,070	$3,691
Aluminum Products	5,528	10,473	5,497
Manufactured Products	12,548	7,266	2,712
General corporate	233	486	55

	$20,756	$20,295	$11,955

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had sales of $146,849 in 2006, $107,853 in 2005 and $95,610 in 2004 to International Truck, which represented approximately 14%, 12% and 12% of consolidated net sales for each respective year.

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2006	2005	2004

United States	76%	79%	74%
Canada	9%	7%	9%
Other	15%	14%	17%

	100%	100%	100%

At December 31, 2006, 2005 and 2004, approximately 90%, 86% and 86%, respectively, of the Company’s assets were maintained in the United States.

NOTE C — Acquisitions

In October 2006, the Company acquired all of the capital stock of NABS, Inc. (“NABS”) for $21,201 in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 19 operations across Europe, Asia, Mexico and the United States. The acquisition was funded with borrowings under the Company’s revolving credit facility.

The purchase price and results of operations of NABS prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for NABS have been included since October 18, 2006. The preliminary allocation of the purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The preliminary allocation of the purchase price is as follows:

Cash acquisition price, less cash acquired	$20,053
Assets
Accounts receivable	(11,460)
Inventories	(4,326)
Other current assets	(201)
Equipment	(365)
Intangible assets subject to amortization	(8,020)
Other assets	(724)
Liabilities
Accounts payable	8,989
Accrued expenses and other current liabilities	3,904
Deferred tax liability	3,128

Goodwill	$10,978

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	$514	$204	$718

In January 2006, the Company completed the acquisition of all of the capital stock of Foundry Service GmbH (“Foundry Service”) for approximately $3,219, which resulted in additional goodwill of $2,313. The acquisition was funded with borrowings from foreign subsidiaries of the Company. The acquisition was not deemed significant as defined in Regulation S-X.

On December 23, 2005, the Company completed the acquisition of the assets of Lectrotherm, Inc. (“Lectrotherm”) for $5,125 in cash. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Lectrotherm prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Lectrotherm have been included since December 23, 2005. In 2006, the allocation of the purchase price was finalized based on the assignments of fair values to assets acquired and liabilities assumed. The allocation of the purchase price is as follows:

Cash acquisition price, less cash acquired	$4,698
Assets
Accounts receivable	(2,465)
Inventories	-0-
Prepaid expenses	(97)
Equipment	(1,636)
Liabilities
Accrued expenses	846

Goodwill	$1,346

On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $1,346 in a short-term note payable and the assumption of approximately $12,787 of trade liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Company’s financial statements since July 20, 2005. The final allocation of the purchase price is as follows:

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

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance	Exit and
	and Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	$39	$356	$395

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE D — FAS 142, “Goodwill and Other Intangible Assets”

In accordance with the provisions of FAS 142, the Company has completed its annual goodwill impairment tests as of October 1, 2006, 2005 and 2004, and has determined that no impairment of goodwill existed as of those dates.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2006 and December 31, 2005 by reporting segment.

	Goodwill at	Goodwill at
Reporting Segment	December 31, 2006	December 31, 2005

ILS	$77,732	$66,188
Aluminum Products	16,515	16,515
Manufactured Products	3,933	-0-

	$98,180	$82,703

The increase in the goodwill in the ILS segment during 2006 results from the acquisition of NABS and foreign currency fluctuations. The increase in the goodwill in the Manufactured Products segment during 2006 results from the final allocation of the purchase price for Lectrotherm and the acquisition of Foundry Service.

Other intangible assets were acquired in connection with the acquisition of NABS. Information regarding other intangible assets as of December 31, 2006 follows:

	Acquisition	Accumulated
	Costs	Amortization	Net

Non-contractual customer relationships	$7,200	$-0-	$7,200
Other	820	-0-	820

	$8,020	$-0-	$8,020

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2006	2005

Pension assets	$60,109	$47,561
Idle assets	-0-	5,161
Deferred financing costs	5,618	7,048
Tooling	1,501	3,327
Software development costs	2,868	2,485
Deferred tax assets	6,555	-0-
Intangible assets subject to amortization	8,779	-0-
Other	3,162	5,738

Totals	$88,592	$71,320

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2006	2005

Accrued salaries, wages and benefits	$17,349	$16,435
Advance billings	26,729	21,969
Warranty, project and installation accruals	4,820	4,391
Severance and exit costs	-0-	1,451
Interest payable	3,232	2,900
State and local taxes	5,746	4,866
Sundry	20,779	13,404

Totals	$78,655	$65,416

Substantially all advance billings and warranty, project and installation accruals relate to the Company’s capital equipment businesses.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2006 and 2005:

	December 31,
	2006	2005

Balance at beginning of year	$3,566	$4,281
Claims paid during the year	(2,984)	(3,297)
Additional warranties issued during year	2,797	2,593
Acquired warranty liabilities	178	-0-
Other	-0-	(11)

Balance at end of year	$3,557	$3,566

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2006	2005

8.375% senior subordinated notes due 2014	$210,000	$210,000
Revolving credit facility maturing on December 31, 2010	156,700	128,300
Industrial development revenue bonds maturing in 2012 at interest rates from 2.00% to 4.15%	3,114	3,586
Other	4,986	4,763

	374,800	346,649
Less current maturities	3,310	1,644

Total	$371,490	$345,005

Maturities of long-term debt during each of the five years following December 31, 2006 are approximately $3,310 in 2007, $863 in 2008, $658 in 2009, $158,884 in 2010 and $598 in 2011.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2004, the Company issued $210,000 of 8.375% senior subordinated notes due November 15, 2014 (“8.375% Notes”). The net proceeds from this debt issuance were approximately $205,178 net of underwriting and other debt offering fees. Proceeds from the 8.375% Notes were used to fund the tender offer and early redemption of the Company’s 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $5,963, or $.53 per share on a diluted basis.

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $230,000. The credit agreement, as recently amended, provides lower interest rate brackets and modified certain covenants to provide greater flexibility. The Credit Agreement currently contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2006, the Company had approximately $39,995 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (8.25% at December 31, 2006) or, at the Company’s election, at LIBOR plus .75% to 1.75%. The Company’s ability to elect LIBOR-based interest rates as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2006, in addition to amounts borrowed under the Credit Agreement, there was $24,169 outstanding primarily for standby letters of credit. An annual fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2010 and borrowings are secured by substantially all of the Company’s assets.

A foreign subsidiary of the Company had outstanding standby letters of credit of $10,574 at December 31, 2006 under its credit arrangement.

The 8.375% Notes are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2006, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 7.41% at December 31, 2006.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Agreement and the 8.375% Notes approximate fair value at December 31, 2006 and 2005. The approximate fair value of the 8.375% Notes was $195,300 and $184,800 at December 31, 2006 and 2005, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — Income Taxes

Income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Current payable (benefit):
Federal	$2,355	$165	$(426)
State	432	198	23
Foreign	4,792	2,260	3,245

	7,579	2,623	2,842
Deferred:
Federal	(1,093)	(7,300)	-0-
State	(1,521)	-0-	-0-
Foreign	(1,747)	354	558

	(4,361)	(6,946)	558

Income taxes (benefit)	$3,218	$(4,323)	$3,400

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2006	2005	2004

Tax at statutory rate	$9,571	$9,189	$5,984
Effect of state income taxes, net	(1,240)	129	15
Effect of foreign operations	(1,441)	(151)	661
Medicare subsidy	(126)	(795)	-0-
Valuation allowance	(4,806)	(12,093)	(3,042)
Contingencies	889	50	-0-
Research and development credit	(250)	(237)	-0-
Nondeductible expenses	417	53	207
Other, net	204	(468)	(425)

Total	$3,218	$(4,323)	$3,400

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Postretirement benefit obligation	$9,409	$7,542
Inventory	12,493	10,433
Net operating loss and credit carryforwards	18,626	18,996
Other — net	11,616	12,246

Total deferred tax assets	52,144	49,217
Deferred tax liabilities:
Tax over book depreciation	12,858	15,578
Pension	22,693	18,926
Inventory	889	-0-
Intangible assets	3,127	-0-
Deductible goodwill	3,452	2,251

Total deferred tax liabilities	43,019	36,755

	9,125	12,462
Valuation reserves	(316)	(7,011)

Net deferred tax asset	$8,809	$5,451

At December 31, 2006, the Company has federal net operating loss carryforwards for income tax purposes of approximately $34,855, which expire between 2021 and 2024, and foreign net operating losses of $1,130. The Company also has $1,284 of state tax benefit related to state net operating losses. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities).

As of December 31, 2004, the Company was in a cumulative three-year loss position and determined it was not more likely than not that its net deferred tax assets will be realized. Therefore, as of December 31, 2004, the Company had a full valuation allowance against its federal net deferred tax asset and a portion of its foreign net operating loss carryforwards. As of December 31, 2005, the Company was no longer in a three-year cumulative loss position and after consideration of the relevant positive and negative evidence, the Company reversed a portion of its valuation allowance and recognized $7,300 of tax benefit related to its federal net deferred tax asset as it has been determined the realization of this amount was more likely than not. As of December 31, 2006, the Company determined that it was more likely than not that it would be able to realize most of its deferred tax assets in the future and released $4,806 of the valuation allowance. The Company also recognized a $1,284 tax benefit with respect to state net operating losses, which it has determined are more likely than not to be fully realized in the future.

At December 31, 2006, the Company has research and development credit carryforwards of approximately $2,466, which expire between 2010 and 2024. The Company also has foreign tax credit carryforwards of $486, which expire in 2015, and alternative minimum tax credit carryforwards of $1,277, which have no expiration date.

Deferred taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy to permanently reinvest such earnings. The Company has determined that it is not practical to determine the deferred tax liability on such undistributed earnings.     .

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — Stock Plan

Under the provisions of the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s stock that may be awarded under the 1998 Plan is 2,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Additionally, the Company elected to calculate its initial pool of excess tax benefits using the simplified alternative approach described in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. The adoption of SFAS No. 123(R) reduced operating income before income taxes for 2006 by $299, and reduced net income for 2006 by $187 ($.02 per basic and diluted share). The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123(R) to prior years is included in Note A — Summary of Significant Accounting Policies.

The fair value of significant stock option awards granted during 2005 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

Assumptions:

2005

Weighted average fair value per option	$8.20
Risk-free interest rate	4.15%
Dividend yield	0%
Expected stock volatility	55%
Expected life — years	6.0

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based upon yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued. Effective January 1, 2006, forfeitures were estimated at 3%.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding — beginning of year	997,751	$3.55
Granted	-0-	-0-
Exercised	(69,364)	2.78
Canceled or expired	(2,001)	13.06

Outstanding — end of year	926,386	$3.59	5.4 years	$11,607
Options exercisable	855,384	2.70	5.2 years	11,478

Exercise prices for options outstanding as of December 31, 2006 range from $1.91 to $6.28 and $7.77 to $14.90. The number of options outstanding at December 31, 2006, which correspond with these ranges, are 814,053 and 112,333, respectively. The number of options exercisable at December 31, 2006, which correspond to these ranges are 814,053 and 41,331, respectively. The weighted-average remaining contractual life of these options is 5.4 years.

The number of shares available for future grants for all plans at December 31, 2006 is 746,401.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $992, $1,911 and $4,135, respectively. Net cash proceeds from the exercise of stock options were $193, $217 and $498, respectively. There were no income tax benefits because the Company had a net operating loss carryforward.

A summary of restricted share activity for the year ended December 31, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding — beginning of year	51,633	$14.91
Granted	340,000	14.06
Vested	(27,429)	15.67
Canceled or expired	(2,000)	-0-

Outstanding — end of year	362,204	14.06

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

The Company recognized compensation expense of $787, $674 and $83 for the years ended December 31, 2006, 2005 and 2004, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2006, 2005 and 2004 was $467, $340 and $-0-, respectively.

As of December 31, 2006, the company had unrecognized compensation expense of $4,980, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 3.4 years.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE K — Pensions and Postretirement Benefits

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status ( i.e. , the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status in the company’s Consolidated Balance Sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Income for the year ended December 31, 2006 and 2005, respectively, and it will not effect the Company’s operating results in subsequent periods.

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting SFAS	Adopting SFAS	at December 31,
	No. 158	No. 158	2006

Assets
Other non-current assets	$80,708	$7,884	$88,592

Total assets	$776,258	$7,884	$784,142

Liabilities and Shareholders’ Equity:
Pension and postretirement benefit liabilities	$15,951	$7,040	$22,989
Deferred income taxes	12,880	404	13,284
Accumulated other comprehensive income	-0-	440	440

Total liabilities and shareholders’ equity	$776,258	$7,884	$784,142

In the table presented above, deferred income taxes represent current and non-current deferred income tax assets on the Consolidated Balance Sheet as of December 31, 2006. In addition, pension and postretirement benefit liabilities represent salaries, wages and benefits, accrued pension cost and accrued postretirement benefits costs on the Consolidated Balance Sheet as of December 31, 2006.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(69), $137 and $(48), respectively.

The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $454 and $(63), respectively.

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2006 and 2005:

			Postretirement
	Pension		Benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$54,734	$55,303	$22,843	$24,680
Service cost	426	364	199	145
Curtailment and settlement	12	(1,023)	(254)	-0-
Interest cost	2,915	3,194	1,292	1,281
Amendments	-0-	-0-	(1,106)	-0-
Actuarial losses (gains)	(580)	2,101	3,047	200
Benefits and expenses paid, net of contributions	(5,120)	(5,205)	(3,032)	(3,463)

Benefit obligation at end of year	$52,387	$54,734	$22,989	$22,843

Change in plan assets
Fair value of plan assets at beginning of year	$101,639	$103,948	$-0-	$-0-
Actual return on plan assets	15,977	3,919	-0-	-0-
Company contributions	-0-	-0-	3,032	3,463
Curtailments and settlement	-0-	(1,023)	-0-	-0-
Benefits and expenses paid, net of contributions	(5,120)	(5,205)	(3,032)	(3,463)

Fair value of plan assets at end of year	$112,496	$101,639	$-0-	$-0-

Funded (underfunded) status of the plan	$60,109	$46,905	$(22,989)	$(22,843)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension		Postretirement Benefits
	2006	2005	2006	2005

Noncurrent assets	$60,109	$47,561	$-0-	$-0-
Noncurrent liabilities	-0-	(5,491)	13,387	20,326
Current liabilities	-0-	-0-	2,564	2,517
Accumulated other comprehensive (income) loss	(8,144)	5,358	7,038	-0-

Net amount recognized at the end of the year	$51,965	$47,428	$22,989	$22,843

Amounts recognized in accumulated other comprehensive income
Net actuarial loss/(gain)	$(8,452)	N/A	$7,153	N/A
Net prior service cost (credit)	646	N/A	(115)	N/A
Net transition obligation (asset)	(338)	N/A	-0-	N/A

Accumulated other comprehensive income	$(8,144)	N/A	$7,038	N/A

As of December 31, 2006 and 2005, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

The pension plan weighted-average asset allocation at December 31, 2006 and 2005 and target allocation for 2007 are as follows:

		Plan Assets
	Target 2007	2006	2005

Asset Category
Equity securities	60-70%	65.1%	71.1%
Debt securities	20-30	25.7	19.7
Other	7-15	9.2	9.2

	100%	100%	100%

The Company recorded a minimum pension liability of $5,358 at December 31, 2005, as required by SFAS No. 87. The adjustment is reflected in other comprehensive income and long-term liabilities. The adjustment relates to two of the Company’s defined benefit plans, for which the accumulated benefit obligations of $17,476 at December 31, 2005, exceeded the fair value of the underlying pension assets of $11,985 at December 31, 2005. Amounts were as follows:

	For the Year Ended
	December 31,
	2006	2005

Projected benefit obligation	N/A	$17,476

Accumulated benefit obligation	N/A	$17,476

Fair value of plan assets	N/A	$11,985

In 2006, as a result of a merger of these two defined benefit plans with an overfunded plan, the Company adjusted the minimum pension liability to $-0-.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
				Postretirement
	Pension			Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Expected return on plan assets	8.50%	8.75%	8.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2006, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2006 of 8.50%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost
Service costs	$426	$364	$291	$199	$145	$136
Interest costs	2,915	3,194	3,320	1,292	1,281	1,532
Expected return on plan assets	(8,408)	(8,804)	(8,313)	-0-	-0-	-0-
Transition obligation	(48)	(49)	(49)	-0-	-0-	-0-
FAS 88 one-time charge	297	-0-	-0-	-0-	-0-	-0-
Amortization of prior service cost	182	163	129	(63)	(69)	(80)
Recognized net actuarial (gain) loss	99	(224)	(286)	374	106	99

Benefit (income) costs	$(4,537)	$(5,356)	$(4,908)	$1,802	$1,463	$1,687

Other changes in plan assets and benefit obligations recognized in other comprehensive income(a)
AOCI at December 31, 2005	$5,358	N/A	N/A	$-0-	N/A	N/A
Net loss/(gain)
Recognition of prior service cost/(credit)	-0-	N/A	N/A	-0-	N/A	N/A
Recognition of loss/(gain)	-0-	N/A	N/A	-0-	N/A	N/A
Decrease prior to adoption of SFAS No. 158	(5,358)	N/A	N/A	-0-	N/A	N/A
Increase (decrease) due to adoption of SFAS No. 158	(8,144)	N/A	N/A	7,038	N/A	N/A

Total recognized in other comprehensive income at December 31, 2006	$(8,144)	N/A	N/A	$7,038	N/A	N/A

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	These disclosures are not applicable to 2005 and 2004 defined benefit pension plans and postretirement plans due to SFAS No. 158 being effective for the year ended December 31, 2006.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2007	$4,373	$2,801	$237	$2,564
2008	4,293	2,739	240	2,499
2009	4,260	2,660	242	2,418
2010	4,192	2,566	241	2,325
2011	4,106	2,419	234	2,185
2012 to 2016	19,493	9,726	1,033	8,693

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2006	$155	$(127)
Effect on postretirement benefit obligation as of December 31, 2006	$2,001	$(1,709)

The total contribution charged to pension expense for the Company’s defined contribution plans was $1,831 in 2006, $1,753 in 2005 and $1,446 in 2004. The Company expects to have no contributions to its defined benefit plans in 2007.

NOTE L — Leases and Sale-leaseback Transactions

Future minimum lease commitments during each of the five years following December 31, 2006 and thereafter are as follows: $14,221 in 2007, $10,811 in 2008, $8,593 in 2008, $6,945 in 2010, $3,779 in 2011 and $8,129 thereafter. Rental expense for 2006, 2005 and 2004 was $15,370, $13,494 and $10,588, respectively.

In 2006, the Company entered into two sale-leaseback arrangements. Under the arrangements, land, building and equipment with a net book value of approximately $7,988 were sold for $9,420 and leased back under two operating lease agreements ranging from five to twelve years. The gain on these transactions of approximately $1,400 was deferred and is being amortized over the terms of the lease agreements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004

NUMERATOR
Net income	$24,179	$30,808	$14,199

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	10,997	10,908	10,624
Effect of dilutive securities:
Employee stock options	464	501	561

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,461	11,409	11,185
Amounts per common share:
Basic	$2.20	$2.82	$1.34

Diluted	$2.11	$2.70	$1.27

NOTE N — Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Foreign currency translation adjustment	$5,384	$3,256
Pension and postretirement benefit adjustments, net of tax	440	(5,358)

Total	$5,824	$(2,102)

NOTE O — Restructuring and Unusual Charges

During the fourth quarter of 2005, the Company recorded restructuring and asset impairment charges associated with executing restructuring actions in the Aluminum Products and Manufactured Products segments initiated in prior years. The charges were composed of $833 of inventory impairment included in Cost of Products Sold, $391 of asset impairment, $152 of multi-employer pension plan withdrawal costs and $400 of restructuring charges related to the closure of two Manufactured Products manufacturing facilities. Below is a summary of these charges by segment.

	Cost of
	Products	Asset	Restructuring	Pension
	Sold	Impairment	& Severance	Curtailment	Total

Manufactured Products	$833	$-0-	$400	$152	$1,385
Aluminum Products	-0-	391	-0-	-0-	391

	$833	$391	$400	$152	$1,776

In 2006, the Company recorded restructuring and asset impairment charges associated with its planned closure of a manufacturing facility in the ILS segment. The charges (credits) were composed of $800 of inventory and tooling included in Cost of Products Sold, $297 of pension curtailment and $(1,106) of postretirement benefit curtailment.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accrued liability for severance and exit costs and related cash payments consisted of:

Balance at January 1, 2004	2,535
Severance and exit charges recorded in 2004	-0-
Cash payments made in 2004	(2,073)

Balance at December 31, 2004	462
Exit charges recorded in 2005	400
Cash payments made in 2005	(266)

Balance at December 31, 2005	596
Cash payments made in 2006	(312)

Balance at December 31, 2006	$284

As of December 31, 2006, all of the 525 employees identified in 2001 and all of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation. As of December 31, 2006, the Company had an accrued liability of $284 for future estimated employee severance and plant closing payments.

At December 31, 2006, the Company’s balance sheet reflected assets held for sale at their estimated current value of $6,959 for property, plant and equipment. Net sales for the businesses that were included in net assets held for sale were $-0- in 2006, 2005, and 2004. Operating income (loss) for these entities were $-0- in 2006, 2005, and 2004.

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

During 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable in euros against the U.S. dollar, for a notional amount of $1,000, of which $-0- was outstanding at December 31, 2006. The Company recognized $61 of foreign currency losses upon settlement of the forward contracts.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

2006
Net sales	$260,221	$268,453	$257,167	$270,405
Gross profit	36,887	37,715	36,200	37,349
Net income	$4,757	$4,901	$3,736	$10,785

Amounts per common share:
Basic	$.43	$.45	$.34	$.98

Diluted	$.42	$.43	$.33	$.94

2005
Net sales	$228,883	$228,795	$234,247	$240,975
Gross profit	35,096	35,366	35,920	30,235
Net income	$6,187	$7,513	$5,152	$11,956

Amounts per common share:
Basic	$.57	$.69	$.47	$1.09

Diluted	$.54	$.66	$.45	$1.05

Note 1 —	In the third quarter of 2005, the Company acquired substantially all of the assets of PPG. The purchase price for the assets was $7,000 in cash, $483 in a short-term note payable and the assumption of certain operating liabilities.

Note 2 —	In the fourth quarter of 2005, the Company reversed $7,300 of its domestic deferred tax asset valuation allowances as it has been determined the realization of this amount is more likely than not.

Note 3 —	In the fourth quarter of 2005, the Company recorded $1,776 of additional restructuring and asset impairment charges associated with executing restructuring actions initiated in prior years.

Note 4 —	In the fourth quarter of 2006, the Company acquired all of the capital stock of NABS, for $21,200 in cash.

Note 5 —	In the fourth quarter of 2006, the Company reversed $5,000 of its domestic deferred tax asset valuation allowances as it has been determined the realization of this amount is more likely than not.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2006.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2006, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2006, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2006. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management has identified no material weakness in internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework contained in the COSO Report, and has prepared Management’s Annual Report on Internal Control Over Financial Reporting included at page 32 of this annual report on Form 10-K, which is incorporated herein by reference.

Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This attestation report is included at page 33 of this Form 10-K and is incorporated herein by reference.

During 2006, we invested approximately $23.3 million, including debt assumed, in the acquisition of businesses across all our operations. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into these recently acquired businesses.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

Item 11.	Executive Compensation

The information relating to executive officer and director compensation and the compensation committee report contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference. The information relating to compensation committee interlocks contained under the heading “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Shareholders” in the Proxy Statement, except that information required by Item 201(d) of Regulation S-K can be found below.

The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2006.

Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise price of	outstanding	equity compensation plans
Plan	outstanding options	options, warrants	(excluding securities
Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	926,386	$3.59	746,401
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	926,386	$3.59	746,401

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the material contained under the captions “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Company Affiliations with the Board of Directors and Nominees” and “Transactions With Related Persons” in the Proxy Statement.

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

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director
March 15, 2007

* Richard P. Elliott	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

* Matthew V. Crawford	President, Chief Operating Officer and Director	March 15, 2007

* Patrick V. Auletta	Director	March 15, 2007

* Kevin R. Greene	Director	March 15, 2007

* Dan T. Moore	Director	March 15, 2007

* Ronna Romney	Director	March 15, 2007

* James W. Wert	Director	March 15, 2007

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 15, 2007

By:	/s/ Robert D. Vilsack,
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2006

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties party thereto, the lenders party thereto, Bank One, NA and Banc One Capital Markets Inc. (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2003, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		First Amendment, dated September 30, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto, Bank One, NA and Bank One Capital Markets, Inc. (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. on October 1, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.3		Second Amendment, dated December 29, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on January 5, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.4		Third Amendment, dated May 5, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lender’s party thereto and J.P. Morgan Chase Bank, NA (successor by merger to Bank One, NA), as agent (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended March 31, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.5		Fourth Amendment, dated June 9, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lender’s party thereto and J.P. Morgan Chase Bank, NA (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 14, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.6		Fifth Amendment, dated October 18, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lender’s party thereto and J.P. Morgan Chase Bank, NA (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on October 24, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
4.7		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit

10	.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.7*	Summary of Annual Cash Bonus Plan for Chief Executive Officer (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended March 31, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.8*	Summary of Annual Cash Bonus Plan for President and Chief Operating Officer (filed as Exhibit 10.2 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
21.1		List of Subsidiaries of Park-Ohio Holdings Corp.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.