Form 10-Q
period 2007-06-30
PARK OHIO HOLDINGS CORP
filed 2007-08-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Yes ☐ No ☑

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2007: 11,393,957.
The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$20,500	$21,637
Accounts receivable, less allowances for doubtful accounts of $3,914 at June 30, 2007 and $4,305 at December 31, 2006	189,274	181,893
Inventories	211,812	223,936
Deferred tax assets	34,142	34,142
Other current assets	34,199	24,218

Total Current Assets	489,927	485,826
Property, Plant and Equipment	255,765	248,065
Less accumulated depreciation	155,022	146,980

	100,743	101,085
Other Assets
Goodwill	98,676	98,180
Net assets held for sale	4,458	6,959
Other	93,986	92,092

	$787,790	$784,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$116,468	$132,864
Accrued expenses	66,163	78,655
Current portion of long-term liabilities	7,915	5,873

Total Current Liabilities	190,546	217,392
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	169,100	156,700
Other long-term debt	3,985	4,790
Deferred tax liability	32,089	32,089
Other postretirement benefits and other long-term liabilities	28,447	24,434

	443,621	428,013
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	12,132	12,110
Additional paid-in capital	60,764	59,676
Retained earnings	80,638	70,193
Treasury stock, at cost	(9,100)	(9,066)
Accumulated other comprehensive income	9,189	5,824

	153,623	138,737

	$787,790	$784,142

Note:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)

Net sales	$286,636	$268,453	$554,522	$528,674
Cost of products sold	244,256	230,738	473,533	454,072

Gross profit	42,380	37,715	80,989	74,602
Selling, general and administrative expenses	24,859	22,209	50,349	43,928
Gain on sale of assets held for sale	-0-	-0-	(2,299)	-0-

Operating income	17,521	15,506	32,939	30,674
Interest expense	8,286	7,735	16,293	15,105

Income before income taxes	9,235	7,771	16,646	15,569
Income taxes	3,386	2,870	5,593	5,911

Net income	$5,849	$4,901	$11,053	$9,658

Amounts per common share:
Basic	$.53	$.45	$1.00	$.88
Diluted	$.50	$.43	$.95	$.84
Common shares used in the computation:
Basic	11,061	10,983	11,055	10,976

Diluted	11,631	11,446	11,598	11,440

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total
	(Dollars in thousands)

Balance at January 1, 2007	$12,110	$59,676	$70,193	$(9,066)	$5,824	$138,737
Adjustment relating to adoption of FIN 48			(608)			(608)
Comprehensive income:
Net income			11,053			11,053
Foreign currency translation adjustment					3,246	3,246
Pension and postretirement benefit adjustments, net of tax					119	119

Comprehensive income						14,418
Amortization of restricted stock		819				819
Purchase of treasury stock				(34)		(34)
Exercise of stock options (21,917 shares)	22	108				130
Share-based compensation		161				161

Balance at June 30, 2007	$12,132	$60,764	$80,638	$(9,100)	$9,189	$153,623

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$11,053	$9,658
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,686	9,869
Share-based compensation expense	980	370
Gain on sale of assets held for sale	(2,299)	-0-
Changes in operating assets and liabilities:
Accounts receivable	(7,381)	(33,655)
Inventories and other current assets	2,143	(26,159)
Accounts payable and accrued expenses	(28,888)	20,774
Other	3,435	(1,674)

Net Cash Used by Operating Activities	(10,271)	(20,817)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(8,964)	(7,523)
Acquisitions, net of cash acquired	-0-	(3,219)
Proceeds from sale of assets held for sale	4,365	-0-

Net Cash Used by Investing Activities	(4,599)	(10,742)
FINANCING ACTIVITIES
Proceeds from debt, net	13,637	29,907
Purchase of treasury stock	(34)	(38)
Exercise of stock options	130	100

Net Cash Provided by Financing Activities	13,733	29,969

Decrease in Cash and Cash Equivalents	(1,137)	(1,590)
Cash and Cash Equivalents at Beginning of Period	21,637	18,696

Cash and Cash Equivalents at End of Period	$20,500	$17,106

Taxes paid	$2,660	$3,022
Interest paid	15,170	13,897

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007
(Dollar amounts in thousands, except per share data)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Segments

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

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales:
ILS	$131,133	$150,338	$269,890	$300,497
Aluminum products	48,563	44,913	90,650	87,615
Manufactured products	106,940	73,202	193,982	140,562

	$286,636	$268,453	$554,522	$528,674

Income before income taxes:
ILS	$5,548	$10,231	$12,132	$20,653
Aluminum products	1,404	2,396	2,154	4,436
Manufactured products	14,164	6,132	23,673	11,794

	21,116	18,759	37,959	36,883
Corporate costs	(3,595)	(3,253)	(5,020)	(6,209)
Interest expense	(8,286)	(7,735)	(16,293)	(15,105)

	$9,235	$7,771	$16,646	$15,569

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	June 30,	December 31,
	2007	2006

Identifiable assets were as follows:
ILS	$391,845	$382,101
Aluminum products	110,606	98,041
Manufactured products	223,844	206,089
General corporate	61,495	97,911

	$787,790	$784,142

NOTE C — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the Company in 2007. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position and results of operations.

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

NOTE D — Acquisitions

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

The Company has a plan for NABS integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	514	204	718
Add: Accruals	-0-	-0-	-0-
Less: Payments	(389)	(181)	(570)

Balance at June 30, 2007	$125	$23	$148

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

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	99	756	855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	39	356	395
Less: Payments	(39)	(313)	(352)

Balance at June 30, 2007	$-0-	$43	$43

NOTE E — Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2007	2006

Finished goods	$136,871	$143,071
Work in process	19,022	42,405
Raw materials and supplies	55,919	38,460

	$211,812	$223,936

NOTE F — Shareholders’ Equity

At June 30, 2007, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 12,132,192 shares were issued, of which 11,393,957 were outstanding and 738,235 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE G — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NUMERATOR
Net income	$5,849	$4,901	$11,053	$9,658

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,061	10,983	11,055	10,976
Effect of dilutive securities:
Employee stock options	570	463	543	464

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,631	11,446	11,598	11,440

Amounts per common share:
Basic	$.53	$.45	$1.00	$.88
Diluted	$.50	$.43	$.95	$.84

Stock options on 26,000 and 104,000 shares were excluded in the three months ended June 30, 2007 and 2006, respectively, and 13,000 and 104,000 were excluded in the six months ended June 30, 2007 and 2006, respectively, because they were anti-dilutive.

NOTE H — Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2007 and 2006 was $980 and $370, respectively. Total stock compensation expense recorded in the second quarter of 2007 and 2006 was $496 and $181, respectively. There were stock options for 30,000 shares awarded with an exercise price of $20.00 per share during the three months and six months ended June 30, 2007. There were no restricted stock awards during the first six months of 2007. As of June 30, 2007, there was $4,218 of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.5 years.

NOTE I — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service costs	$91	$87	$182	$174	$41	$50	$82	$100
Interest costs	702	726	1,403	1,452	334	323	668	646
Expected return on plan assets	(2,213)	(2,078)	(4,425)	(4,156)	-0-	-0-	-0-	-0-
Transition obligation	(2)	(12)	(4)	(24)	-0-	-0-	-0-	-0-
Amortization of prior service cost	34	39	68	78	(16)	(16)	(32)	(32)
Recognized net actuarial loss	-0-	81	-0-	162	146	94	292	188

Benefit (income) costs	$(1,388)	$(1,157)	$(2,776)	$(2,314)	$505	$451	$1,010	$902

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE J — Comprehensive Income

Total comprehensive income was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$5,849	$4,901	$11,053	$9,658
Foreign currency translation	2,628	2,105	3,246	2,583
Pension and postretirement benefits, net of tax	41	-0-	119	-0-

Total comprehensive income	$8,518	$7,006	$14,418	$12,241

The components of accumulated comprehensive loss at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Foreign currency translation adjustment	$8,630	$5,384
Pension and postretirement benefit adjustments, net of tax	559	440

	$9,189	$5,824

The pension and postretirement benefit liability amounts are net of deferred taxes of $326 and $404 at June 30, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE K — Restructuring Activities

The Company responded to an earlier economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002, 2003 and 2005, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note O to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accrued liability balance for severance and exit costs and related cash payments during the six months ended June 30, 2007 consisted of:

Balance at December 31, 2006	$284
Cash payments	(284)

Balance at June 30, 2007	$-0-

NOTE L — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2007	$3,557
Claims paid during the year	(647)
Additional warranties issued during the year	1,939

Balance at June 30, 2007	$4,849

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

The income tax provision for the three months and six months ended June 30, 2007 was calculated based on management’s estimate of the annual effective tax rate of 36% compared with the effective tax rate of 39% for the three months and six months ended June 30, 2006.

On July 13, 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

NOTE N — Financing Arrangements

On June 20, 2007, Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.), as agent, entered into a Second Amended and Restated Credit Agreement (the “Agreement”). The Agreement, among other things, increases the availability under the credit facility from $230 million to $270 million, adds an uncommitted accordion feature which could increase future availability to $290 million, and amends the borrowing base and pricing terms.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2007 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2007 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
August 6, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and six-month periods ended June 30, 2007 is not directly comparable to the financial information for the same periods in 2006 primarily due to acquisitions.

Executive Overview

We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, power sports/fitness equipment, HVAC, aerospace and defense, electrical components, appliance and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the accompanying consolidated financial statements.

Sales grew in the first two quarters of 2007 compared to the same quarters a year earlier, as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the ILS segment came both from the October 2006 acquisition of NABS and from organic sales, while new sales in the Aluminum Products segment primarily reflect two new contracts starting production. Operating income increased in the first quarter of 2007 because a gain from the sale of an asset held for sale exceeded the earnings decrease created by reduced ILS sales and the costs associated with starting up the new Aluminum Products’ contracts. Consolidated net sales are expected to increase over the coming quarters as heavy-duty truck sales begin to recover from their temporary dip and as the new contracts in Aluminum Products continue to ramp up.

Sales and operating income grew in 2006, continuing the trend of the prior year, as the domestic and international manufacturing economies continued to grow. Net sales increased 13% in 2006 compared to 2005, while operating income increased 10%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance was larger in 2005 than in 2006, $7.3 million and $5.0 million, respectively, and also due to higher interest expense. The tax valuation allowance was substantially eliminated by December 31, 2006, so no further reversals are expected to affect income in subsequent years. During 2005, net sales increased 15% and operating income increased 9% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

During 2004, we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. We have amended our bank revolving credit facility, most recently in June 2007, to extend its maturity to December 2010, increase the credit limit up to $270.0 million subject to an asset-based formula, and provide lower interest rate levels.

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

Accounting Changes

SFAS No. 158 — On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. See Note K of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

FIN 48 — On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Results of Operations

Six Months 2007 versus Six Months 2006

Net Sales by Segment:

	Six Months
	Ended				Acquired/
	June 30,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$269.9	$300.5	$(30.6)	(10)%	$18.8
Aluminum products	90.6	87.6	3.0	3%
Manufactured products	194.0	140.6	53.4	38%

Consolidated Net Sales	$554.5	$528.7	$25.8	5%	$18.8

Net sales increased 5% in the first half of 2007 compared to the same period in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 10% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $18.8 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 3% as the sales volume from new contracts starting production ramp-up exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 38% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$473.5	$454.1	$19.4	4%

Consolidated gross profit	$81.0	$74.6	$6.4	9%

Gross Margin	14.6%	14.1%

Cost of products sold increased 4% in the first half of 2007 compared to the same period in 2006, while gross margin increased to 14.6% in the first half of 2007 from 14.1% in the same period of 2006.

ILS gross margin decreased because reduced heavy-duty truck sales volume outweighed the margin benefit from sales from the NABS acquisition and new customers. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and delays in new contract volume ramp-ups. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$50.3	$43.9	$6.4	15%
SG&A percent	9.1%	8.3%

Consolidated SG&A expenses increased 15% in the first half of 2007 compared to the same period in 2006, representing an increase in SG&A expenses as a percent of sales of .8%, from 8.3% to 9.1%. SG&A expenses increased approximately $3.6 million due to the acquisition of NABS. SG&A increased further in the first half of 2007 compared to the same period in 2006 primarily due to increased expenses related to stock options and restricted stock, legal and professional fees and franchise taxes, partially offset by a $.5 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2007	2006	Change	Change

Interest expense	$16.3	$15.1	$1.2	8%
Average outstanding borrowings	$389.5	$368.6	$20.9	6%
Average borrowing rate	8.37%	8.19%	18	basis points

Interest expense increased $1.2 million in the first half of 2007 compared to the same period of 2006, primarily due to higher average outstanding borrowings and a higher average borrowing rate during the first half of 2007. The increase in average borrowings in the first half of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006. The higher average borrowing rate in the first half of 2007 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2006, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $5.6 million in the first half of 2007, a 34% effective income tax rate, compared to income taxes of $5.9 million provided in the corresponding period of 2006, an effective 38% income tax rate. First half 2007 income taxes were reduced by accrual adjustments. We estimate that the effective tax rate for full-year 2007 will be approximately 36%.

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

Results of Operations

Second Quarter 2007 versus Second Quarter 2006

Net Sales by Segment:

	Three Months
	Ended				Acquired/
	June 30,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$131.1	$150.3	$(19.2)	(13)%	$9.5
Aluminum products	48.6	44.9	3.7	8%	0.0
Manufactured products	106.9	73.2	33.7	46%	0.0

Consolidated Net Sales	$286.6	$268.4	$18.2	7%	$9.5

Net sales increased 7% in the second quarter of 2007 compared to the same quarter in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 13% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $9.5 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 8% as the sales volume from new contracts starting production ramp-up exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 46% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$244.3	$230.7	$13.6	6%

Consolidated gross profit	$42.4	$37.7	$4.7	12%

Gross Margin	14.8%	14.0%

Cost of products sold increased 6% in the second quarter of 2007 compared to the same quarter in 2006, while gross margin increased to 14.8% in the second quarter of 2007 from 14.0% in the same quarter of 2006.

ILS gross margin decreased because reduced heavy-duty truck sales volume outweighed the margin benefit from sales from the NABS acquisition and new customers. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and delays in new contract volume ramp-ups. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$24.9	$22.2	$2.7	12%
SG&A percent	8.7%	8.3%

Consolidated SG&A expenses increased 12% in the second quarter of 2007 compared to the same quarter in 2006, representing an increase in SG&A expenses as a percent of sales of .4%, from 8.3% to 8.7%. SG&A expenses increased approximately $1.7 million due to the acquisition of NABS. SG&A increased further in the second quarter of 2007 compared to the same quarter in 2006 primarily due to increased expenses related to stock options and restricted stock, legal and professional fees and franchise taxes, partially offset by a $.2 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2007	2006	Change	Change

Interest expense	$8.3	$7.7	$0.6	8%
Average outstanding borrowings	$392.3	$379.3	$13.0	3%
Average borrowing rate	8.46%	8.12%	34	basis points

Interest expense increased $0.6 million in the second quarter of 2007 compared to the same period of 2006, primarily due to higher average outstanding borrowings and a higher average borrowing rate during the second quarter of 2007. The increase in average borrowings in the first quarter of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006. The higher average borrowing rate in the second quarter of 2007 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2006, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $3.4 million in the second quarter of 2007, a 37% effective income tax rate, compared to income taxes of $2.9 million provided in the corresponding quarter of 2006, an effective 37% income tax rate.

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

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. In 2003, we entered into a revolving credit facility with a group of banks, that, as subsequently amended, provides for availability of up to $270.0 million, of which up to $245.0 million is subject to an asset-based formula. The most recent amendment in May 2007 also added an uncommitted accordian feature which could increase future availability to $290.0 million. The revolving credit facility matures on December 31, 2010 and is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of June 30, 2007, the Company had $169.1 million outstanding under the revolving credit facility and approximately $75.6 million of unused borrowing availability.

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

At June 30, 2007, the Company was in compliance with the debt service coverage ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.57 at June 30, 2007 versus 2.23 at December 31, 2006. Working capital increased by $31.0 million to $299.4 million at June 30, 2007 from $268.4 million at December 31, 2006.

During the first six months of 2007, the Company used $10.3 million from operating activities compared to using $20.8 million in the same period of 2006. The decrease in operating cash usage of $10.5 million was primarily the result of a much smaller increase in accounts receivable, inventories and other current assets in the first six months of 2007 compared to the same period of 2006 ($5.2 million compared to $59.8 million, respectively), primarily as a result of a smaller increase in revenue. The lesser increases in current assets, plus an increase in net income of $1.4 million, more than offset the increased operating cash used by an reduction of $28.9 million in accounts payable and accrued expenses in the first six months of 2007 compared to an increase of $20.8 million in the first six months of 2006. In the first six months of 2007, the Company also used cash of $9.0 million for capital expenditures. These activities, plus cash interest and taxes payments of $17.8 million, $4.4 million of cash received for the sale of an asset held for sale and a net increase in borrowing of $13.6 million, resulted in a decrease in cash of $1.1 million in the first six months of 2007.

We do not have off-balance-sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At June 30, 2007, no such currency hedge contracts were outstanding. We currently have no other derivative instruments.

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

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $169.1 million at June 30, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.8 million during the six-month period ended June 30, 2007.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2007, we recorded a favorable foreign currency translation adjustment of $3.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2007, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2007, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as	Shares (or Units)
	of Shares		Paid per	Part of Publicly	that May yet be
	(or Units)		Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs(1)

April 1, 2007 through April 30, 2007	1,717	(2)	18.76	0	1,000,000
May 1, 2007 through May 31, 2007	—		—	0	1,000,000
June 1, 2007 through June 30, 2007	—		—	0	1,000,000

Total:	1,717		$18.76	0	1,000,000

(1)	The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. No shares were purchased under this program during the quarter ended June 30, 2007.

(2)	Consists of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 24, 2007. The shareholders approved the elections of three directors to serve until the annual meeting of stockholders in the year 2010. The votes cast for each nominee were as follows:

	For	Withheld

Patrick V. Auletta	10,592,205	781,552
Dan T. Moore	10,603,518	770,239
James W. Wert	10,514,912	858,845

Item 6.	Exhibits

The following exhibits are included herein:

4.1	Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. on June 26, 2007, SEC File No. 000-03134, and incorporated by reference and made a part hereof).
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Richard P. Elliott
Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit

4.1	Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. on June 26, 2007, SEC File No. 000-03134, and incorporated by reference and made a part hereof).
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002