Form 10-Q
period 2007-09-30
PARK OHIO HOLDINGS CORP
filed 2007-11-08
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-3134

Park-Ohio Holdings Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1867219
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6065 Parkland Boulevard, Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)

440/947-2000
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2007: 11,454,155.

The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$18,878	$21,637
Accounts receivable, less allowances for doubtful accounts of $4,001 at September 30, 2007 and $4,305 at December 31, 2006	197,644	181,893
Inventories	206,828	223,936
Deferred tax assets	34,142	34,142
Other current assets	41,866	24,218

Total Current Assets	499,358	485,826
Property, Plant and Equipment	260,177	248,065
Less accumulated depreciation	158,223	146,980

	101,954	101,085
Other Assets
Goodwill	99,097	98,180
Net assets held for sale	4,112	6,959
Other	95,144	92,092

	$799,665	$784,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$118,734	$132,864
Accrued expenses	80,089	78,655
Current portion of long-term liabilities	9,535	5,873

Total Current Liabilities	208,358	217,392
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	155,600	156,700
Other long-term debt	1,918	4,790
Deferred tax liability	32,089	32,089
Other postretirement benefits and other long-term liabilities	28,238	24,434

	427,845	428,013
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	12,225	12,110
Additional paid-in capital	61,344	59,676
Retained earnings	86,866	70,193
Treasury stock, at cost	(9,976)	(9,066)
Accumulated other comprehensive income	13,003	5,824

	163,462	138,737

	$799,665	$784,142

Note:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)

Net sales	$269,104	$257,167	$823,626	$785,841
Cost of products sold	226,880	220,967	700,413	675,039

Gross profit	42,224	36,200	123,213	110,802
Selling, general and administrative expenses	24,187	22,444	74,537	66,372
Gain on sale of assets held for sale	-0-	-0-	(2,299)	-0-

Operating income	18,037	13,756	50,975	44,430
Interest expense	7,993	8,065	24,286	23,170

Income before income taxes	10,044	5,691	26,689	21,260
Income taxes	3,816	1,955	9,408	7,866

Net income	$6,228	$3,736	$17,281	$13,394

Amounts per common share:
Basic	$.56	$.34	$1.56	$1.22
Diluted	$.53	$.33	$1.48	$1.17
Common shares used in the computation:
Basic	11,127	11,007	11,079	10,987

Diluted	11,707	11,451	11,641	11,448

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total
	(Dollars in thousands)

Balance at January 1, 2007	$12,110	$59,676	$70,193	$(9,066)	$5,824	$138,737
Adjustment relating to adoption of FIN 48			(608)			(608)
Comprehensive income:
Net income			17,281			17,281
Foreign currency translation adjustment					7,001	7,001
Pension and postretirement benefit adjustments, net of tax					178	178

Comprehensive income						24,460
Restricted stock awards	16	(16)				-0-
Amortization of restricted stock		1,224				1,224
Purchase of treasury stock				(910)		(910)
Exercise of stock options (99,417 shares)	99	180				279
Share-based compensation		280				280

Balance at September 30, 2007	$12,225	$61,344	$86,866	$(9,976)	$13,003	$163,462

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$17,281	$13,394
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16,019	14,174
Share-based compensation expense	1,504	618
Gain on sale of assets held for sale	(2,299)	-0-
Changes in operating assets and liabilities:
Accounts receivable	(15,751)	(30,145)
Inventories and other current assets	(540)	(38,605)
Accounts payable and accrued expenses	(12,696)	30,495
Other	4,592	(2,441)

Net Cash Provided (Used) by Operating Activities	8,110	(12,510)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(14,292)	(9,423)
Acquisitions, net of cash acquired	-0-	(3,219)
Proceeds from sale of assets held for sale	4,365	-0-

Net Cash Used by Investing Activities	(9,927)	(12,642)
FINANCING ACTIVITIES
Proceeds from debt, net	(311)	23,493
Purchase of treasury stock	(910)	(38)
Exercise of stock options	279	115

Net Cash (Used) Provided by Financing Activities	(942)	23,570

Decrease in Cash and Cash Equivalents	(2,759)	(1,582)
Cash and Cash Equivalents at Beginning of Period	21,637	18,696

Cash and Cash Equivalents at End of Period	$18,878	$17,114

Taxes paid	$4,386	$3,927
Interest paid	18,048	17,046

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007
(Dollar amounts in thousands, except per share data)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales:
ILS	$134,066	$149,133	$403,956	$449,630
Aluminum products	41,188	33,274	131,838	120,889
Manufactured products	93,850	74,760	287,832	215,322

	$269,104	$257,167	$823,626	$785,841

Income before income taxes:
ILS	$8,288	$8,796	$20,420	$29,449
Aluminum products	1,131	(118)	3,285	4,318
Manufactured products	11,619	8,148	35,292	19,942

	21,038	16,826	58,997	53,709
Corporate costs	(3,001)	(3,070)	(8,022)	(9,279)
Interest expense	(7,993)	(8,065)	(24,286)	(23,170)

	$10,044	$5,691	$26,689	$21,260

	September 30,	December 31,
	2007	2006

Identifiable assets were as follows:
ILS	$402,324	$382,101
Aluminum products	110,770	98,041
Manufactured products	249,064	206,089
General corporate	37,507	97,911

	$799,665	$784,142

NOTE C —	Recent Accounting Pronouncements

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2004 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years 2003 and prior.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the Company in 2007. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for the Company in 2008. The Company is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

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

In October 2006, the Company acquired all of the capital stock of NABS, Inc. (“NABS”) for $21,201 in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics and consumer products industries. NABS has 19 operations across Europe, Asia, Mexico and the United States. The acquisition was funded with borrowings under the Company’s revolving credit facility.

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

The Company has a plan for NABS integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	514	204	718
Add: Accruals	-0-	-0-	-0-
Less: Payments	(514)	(204)	(718)

Balance at September 30, 2007	$-0-	$-0-	$-0-

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

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	99	756	855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	39	356	395
Less: Payments	(39)	(356)	(395)

Balance at September 30, 2007	$-0-	$-0-	$-0-

NOTE E —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2007	2006

Finished goods	$132,827	$143,071
Work in process	16,119	42,405
Raw materials and supplies	57,882	38,460

	$206,828	$223,936

NOTE F —	Shareholders’ Equity

At September 30, 2007, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 12,225,192 shares were issued, of which 11,454,155 were outstanding and 771,037 were treasury shares.

NOTE G —	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NUMERATOR
Net income	$6,228	$3,736	$17,281	$13,394

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,127	11,007	11,079	10,987
Effect of dilutive securities:
Employee stock options	580	444	562	461

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,707	11,451	11,641	11,448

Amounts per common share:
Basic	$.56	$.34	$1.56	$1.22
Diluted	$.53	$.33	$1.48	$1.17

Stock options on 47,000 and 104,000 shares were excluded in the three months ended September 30, 2007 and 2006, respectively, and 25,000 and 104,000 were excluded in the nine months ended September 30, 2007 and 2006, respectively, because they were anti-dilutive.

NOTE H —	Stock-Based Compensation

Total stock compensation expense recorded in the first nine months of 2007 and 2006 was $1,504 and $618, respectively. Total stock compensation expense recorded in the third quarter of 2007 and 2006 was $524 and $437, respectively. There were stock options for 62,500 shares awarded with exercise prices of $20.00 to $24.92 per share during the nine months ended September 30, 2007 of which 32,500 with an exercise price of $24.92 were awarded in the three months ended September 30, 2007. There were 15,500 restricted stock awards during the three months and nine months ended September 30, 2007. As of September 30, 2007, there was $4,657 of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.7 years.

NOTE I —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service costs	$91	$87	$273	$261	$41	$50	$123	$150
Interest costs	702	726	2,105	2,178	333	323	1,000	969
Expected return on plan assets	(2,213)	(2,078)	(6,638)	(6,234)	-0-	-0-	-0-	-0-
Transition obligation	(2)	(12)	(6)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	34	39	102	117	(16)	(16)	(48)	(48)
Recognized net actuarial loss	-0-	81	-0-	243	146	94	438	282

Benefit (income) costs	$(1,388)	$(1,157)	$(4,164)	$(3,471)	$504	$451	$1,513	$1,353

NOTE J —	Comprehensive Income

Total comprehensive income was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$6,228	$3,736	$17,281	$13,394
Foreign currency translation	3,755	99	7,001	2,682
Pension and postretirement benefits, net of tax	59	-0-	178	-0-

Total comprehensive income	$10,042	$3,835	$24,460	$16,076

The components of accumulated comprehensive income at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Foreign currency translation adjustment	$12,385	$5,384
Pension and postretirement benefit adjustments, net of tax	618	440

	$13,003	$5,824

The pension and postretirement benefit liability amounts are net of deferred taxes of $287 and $404 at September 30, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

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

The accrued liability balance for severance and exit costs and related cash payments during the nine months ended September 30, 2007 consisted of:

Balance at December 31, 2006	$284
Cash payments	(284)

Balance at September 30, 2007	$-0-

NOTE L —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2007	$3,557
Claims paid during the year	(1,167)
Additional warranties issued during the year	3,312

Balance at September 30, 2007	$5,702

NOTE M —	Income Taxes

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

The income tax provision for the three months and nine months ended September 30, 2007 was calculated based on management’s estimate of the annual effective tax rate of 35% compared with the effective tax rate of 34% for the three months and 37% for the nine months ended September 30, 2006.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2004 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years 2003 and prior.

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

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2007 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
November 6, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2007 is not directly comparable to the financial information for the same periods in 2006 primarily due to acquisitions.

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

Sales grew in the first nine months of 2007 compared to the same period a year earlier, as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the ILS segment came both from the October, 2006 acquisition of NABS and from organic sales, while new sales in the Aluminum Products segment primarily reflect two new contracts ramping-up production. Consolidated net sales are expected to increase over the coming quarters as heavy-duty truck sales begin to recover from their temporary dip and as sales volumes in Aluminum Products increase.

Sales and operating income grew in 2006, continuing the trend of the prior year, as the domestic and international manufacturing economies continued to grow. Net sales increased 13% in 2006 compared to 2005, while operating income increased 10%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance of $7.3 million in 2005 was larger than the valuation allowance of $5.0 million in 2006, and also due to higher interest expense. The tax valuation allowance was substantially eliminated by December 31, 2006, so no further reversals are expected to affect income in subsequent years. During 2005, net sales increased 15%, and operating income increased 9% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

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

Results of Operations

Nine Months 2007 versus Nine Months 2006

Net Sales by Segment:

	Nine Months
	Ended				Acquired/
	September 30,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$404.0	$449.6	$(45.6)	(10)%	$29.5
Aluminum products	131.8	120.9	10.9	9%	0.0
Manufactured products	287.8	215.3	72.5	34%	0.0

Consolidated Net Sales	$823.6	$785.8	$37.8	5%	$29.5

Net sales increased 5% in the first nine months of 2007 compared to the same period in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 10% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $29.5 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 9% as the sales volume from new contracts starting production ramp-up exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 34% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$700.4	$675.0	$25.4	4%

Consolidated gross profit	$123.2	$110.8	$12.4	11%

Gross Margin	15.0%	14.1%

Cost of products sold increased 4% in the first nine months of 2007 compared to the same period in 2006, while gross margin increased to 15.0% in the first half of 2007 from 14.1% in the same period of 2006.

ILS gross margin increased slightly, as the margin benefit from sales from the NABS acquisition and new customers outweighed the effect of reduced heavy-duty truck sales volume. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and slow ramp-ups of new contract volume. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$74.5	$66.4	$8.1	12%
SG&A percent	9.0%	8.4%

Consolidated SG&A expenses increased 12% in the first nine months of 2007 compared to the same period in 2006, representing a .6% increase in SG&A expenses as a percent of sales. SG&A increased approximately $4.8 million due to the acquisition of NABS. SG&A increased further in the first nine months of 2007 compared to the same period in 2006 primarily due to increased expenses related to stock options and restricted stock, the new office building, legal and professional fees and franchise taxes, partially offset by a $.7 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Interest expense	$24.3	$23.2	$1.1	5%
Average outstanding borrowings	$387.6	$372.2	$15.4	4%
Average borrowing rate	8.35%	8.30%	5	basis points

Interest expense increased $1.1 million in the first nine months of 2007 compared to the same period of 2006, primarily due to higher average outstanding borrowings and a higher average borrowing rate during the first nine months of 2007. The increase in average borrowings in the first nine months of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006. The higher average borrowing rate in the first nine months of 2007 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2006, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $9.4 million in the first nine months of 2007, a 35% effective income tax rate, compared to income taxes of $7.9 million provided in the corresponding period of 2006, a 37% effective income tax rate. We estimate that the effective tax rate for full-year 2007 will be approximately 35%.

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

Results of Operations

Third Quarter 2007 versus Third Quarter 2006

Net Sales by Segment:

	Three Months
	Ended				Acquired/
	September 30,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$134.1	$149.1	$(15.0)	(10)%	$10.0
Aluminum products	41.2	33.3	7.9	24%	0.0
Manufactured products	93.8	74.8	19.0	25%	0.0

Consolidated Net Sales	$269.1	$257.2	$11.9	5%	$10.0

Net sales increased 5% in the third quarter of 2007 compared to the same quarter in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 10% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $10.0 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 24% as the sales volume from production ramp-ups of new contracts exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 25% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$226.9	$221.0	$5.9	3%

Consolidated gross profit	$42.2	$36.2	$6.0	17%

Gross Margin	15.7%	14.1%

Cost of products sold increased 3% in the third quarter of 2007 compared to the same quarter in 2006, while gross margin increased to 15.7% in the third quarter of 2007 from 14.1% in the same quarter of 2006.

ILS gross margin increased, as the margin benefit from sales from the NABS acquisition and new customers outweighed the effect of reduced heavy-duty truck sales volume. Aluminum Products gross margin increased, as the margin effect of higher sales volumes more than offset the costs associated with starting up new contracts. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$24.2	$22.4	$1.8	8%
SG&A percent	9.0%	8.7%

Consolidated SG&A expenses increased 8% in the third quarter of 2007 compared to the same quarter in 2006, representing a .3% increase in SG&A expenses as a percent of sales. SG&A increased approximately $1.5 million due to the acquisition of NABS. SG&A increased further in the third quarter of 2007 compared to the same quarter in 2006 primarily due to increased expenses related to stock options and restricted stock, the new relocation to a office building, and legal and professional fees, partially offset by a $.2 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Interest expense	$8.0	$8.1	$(0.1)	(1)%
Average outstanding borrowings	$384.4	$379.6	$4.8	1%
Average borrowing rate	8.32%	8.50%	(18)	basis points

Interest expense decreased $0.1 million in the third quarter of 2007 compared to the same period of 2006, primarily due to a lower average borrowing rate during the third quarter of 2007, partially offset by higher average outstanding borrowings. The increase in average borrowings in the third quarter of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006. The lower average borrowing rate in the third quarter of 2007 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2006, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $3.8 million in the third quarter of 2007, a 38% effective income tax rate, compared to income taxes of $2.0 million provided in the corresponding quarter of 2006, a 35% effective income tax rate. We estimate that the effective tax rate for full-year 2007 will be approximately 35%.

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

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. On July 30, 2003, we entered into a revolving credit facility with a group of banks that provided for availability of up to $165.0 million, subject to an asset-based formula. In 2004, 2005, 2006 and 2007, we amended our revolving credit facility to progressively increase the availability up to $270.0 million, subject to an asset-based formula. The December 2004 amendment also extended the maturity from July 30, 2007 to December 31, 2010, while in May 2006 the revolving credit facility was amended to reduce the pricing applicable to LIBOR-based interest rates by 50 basis points. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of September 30, 2007, the Company had $155.6 million outstanding under the revolving credit facility and approximately $89.2 million of unused borrowing availability.

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

At September 30, 2007, the Company was in compliance with the debt service coverage ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.40 at September 30, 2007 versus 2.23 at December 31, 2006. Working capital increased by $22.6 million to $291.0 million at September 30, 2007 from $268.4 million at December 31, 2006.

During the first nine months of 2007, the Company provided $8.1 million from operating activities compared to using $12.5 million in the same period of 2006. The increase in operating cash provision of $20.6 million was primarily the result of a smaller increase in accounts receivable, inventories and other current assets in the first nine months of 2007 compared to the same period of 2006 (an increase of $16.3 million compared to an increase of $68.8 million, respectively), primarily as a result of a smaller increase in revenue. This difference, plus an increase in net income of $3.9 million, more than offset the increased operating cash used by a reduction of $12.7 million in accounts payable and accrued expenses in the first nine months of 2007 compared to an increase of $30.5 million in the first nine months of 2006. In the first nine months of 2007, the Company also used cash of $14.3 million for capital expenditures. These activities, plus cash interest and taxes payments of $22.4 million, $4.4 million of cash received for the sale of an asset held for sale and a net decrease in borrowing of $.3 million, resulted in a decrease in cash of $2.8 million in the first nine months of 2007.

We do not have off-balance-sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2007, no such currency hedge contracts were outstanding. We currently have no other derivative instruments.

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

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $155.6 million at September 30, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million during the nine-month period ended September 30, 2007.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2007, we recorded a favorable foreign currency translation adjustment of $7.0 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2007, there were no such currency hedge contracts outstanding.

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

At September 30, 2007, we were a co-defendant in approximately 385 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as	Shares (or Units)
	of Shares		Paid per	Part of Publicly	that May yet be
	(or Units)		Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs(1)

July 1, 2007 through July 31, 2007	—		—	0	1,000,000
August 1, 2007 through August 31, 2007	—		—	0	1,000,000
September 1, 2007 through September 30, 2007	32,802	(2)	26.70	0	1,000,000

Total:	32,802		$26.70	0	1,000,000

(1)	The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. No shares were purchased under this program during the quarter ended September 30, 2007.

(2)	Consists of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Richard P. Elliott
Name:     Richard P. Elliott

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2007

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002