Form 10-K
period 2007-12-31
PARK OHIO HOLDINGS CORP
filed 2008-03-17
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-3134
PARK-OHIO HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Ohio	34-1867219

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6065 Parkland Boulevard
Cleveland, Ohio	44124

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 947-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00 Per Share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $221,246,000, based on the closing price of $27.30 per share of the registrant’s Common Stock on June 29, 2007.

Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 29, 2008: 11,404,198.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2008 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Part I

Item 1.	Business

Overview

Park-Ohio Holdings Corp. (“Holdings”) was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies (formerly known as Integrated Logistics Solutions (“ILS”)), Aluminum Products and Manufactured Products.

References herein to “we” or “the Company” include, where applicable, Holdings, Park-Ohio and Holdings’ other direct and indirect subsidiaries.

Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2007, we employed approximately 3,700 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES(1)	$531.4 million (49% of total)	$169.1 million (16% of total)	$370.9 million (35% of total)
SELECTED PRODUCTS	Sourcing, planning and	• Pump housings	• Induction heating and
	procurement of over	• Clutch retainers/pistons	melting systems
	175,000 production	• Control arms	• Pipe threading
	components, including:	• Knuckles	systems
	• Fasteners	• Master cylinders	• Industrial oven
	• Pins	• Pinion housings	systems
	• Valves	• Brake calipers	• Injection molded
	• Hoses	• Oil pans	rubber components
	• Wire harnesses	• Flywheel spacers	• Forging presses
• Clamps and fittings
• Rubber and plastic components
SELECTED INDUSTRIES SERVED
•   Heavy-duty truck
•   Automotive and vehicle parts

•   Electrical distribution and controls
•   Power sports/fitness equipment
•   HVAC
•   Aerospace and defense

•   Electrical components
•   Appliance
•   Semiconductor equipment
		• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Steel • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Bottling • Automotive • Oil and gas • Rail and locomotive manufacturing • Aerospace and defense

Supply Technologies

In November 2007, our ILS business changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process.

Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 51 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

In October 2006, we acquired all of the capital stock of NABS for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 17 operations across Europe, Asia, Mexico and the United States. The historical financial data contained throughout this annual report on Form 10-K excludes the results of operations of NABS prior to October 18, 2006. See Note C to the consolidated financial statements included elsewhere herein.

In July 2005, we acquired substantially all of the assets of the Purchased Parts Group, Inc. (“PPG”), a provider of supply chain management services for a broad range of production components. At acquisition date, PPG operated 12 service centers in the United States, of which 9 have since been amalgamated into other Supply Technologies operations, and also serves customers in the United Kingdom and Mexico. This acquisition added significantly to our customer and supplier bases, and expanded our geographic presence. Supply Technologies has eliminated substantial overhead costs from PPG through the process of consolidating redundant service centers. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of PPG prior to July 20, 2005. See Note C to the consolidated financial statements included elsewhere herein.

Products and Services.  Total Supply Managementtm provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-cost production components including valves, electro-mechanical hardware, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies recently began providing spare parts and aftermarket products to end users of its customers’ products.

Total Supply Managementtm services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds twelve years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

The Supply Technologies segment also engineers and manufactures precision cold formed and cold extruded products, including locknuts, SPAC® nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. Supply Technologies produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.

Markets and Customers.  For the year ended December 31, 2007, approximately 76% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Managementtm services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 6,000 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 33% and 43% of the sales of Supply Technologies for 2007 and 2006, respectively, with International Truck representing 13% and 22%, respectively, of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The loss of the International Truck account or any two of the remaining top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Supply Technologies competes in North America, Mexico, Europe and Asia, primarily on the basis of its Total Supply Managementtm services, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous North American and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.

Aluminum Products

We believe that we are one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at five manufacturing facilities in Ohio and Indiana.

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

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 55% of Aluminum Products sales for 2007 and 46% for 2006. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  The aluminum castings industry serving North America is highly competitive. Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers’ stringent quality and service standards and lean manufacturing techniques enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.

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

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 35% to 40% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry, while our industrial ovens provide heating and curing for bottling and other applications. We also engineer and install mechanical forging presses, and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

Sales and Marketing

Supply Technologies markets its products and services in the United States, Mexico, Canada, Western and Eastern Europe and East and South Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources. Supply Technologies has multiple sources of supply for its products. An increasing portion of Supply Technologies’ delivered components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. We are dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

Customer Dependence

We have thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding us with supplier quality awards. The only customer which accounted for more than 10% of our consolidated sales in any of the past three years was International Truck in 2006 and 2005. In September 2005, we entered into an exclusive, multi-year agreement with International Truck to supply a wide range of production components, expiring on December 31, 2008.

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ and Manufactured Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained under the heading “Note B — Industry Segments” of the notes to the consolidated financial statements included herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2007, 2006 and 2005 is incorporated herein by reference.

Recent Developments

The information contained under the heading of “Note C — Acquisitions” of the notes to the consolidated financial statements included herein is incorporated herein by reference.

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

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 24% and 11% of our net sales during the year ended December 31, 2007 from the automobile and heavy-duty truck industries, respectively. International Truck, our largest customer, accounted for approximately 7% of our net sales for the year ended December 31, 2007. The loss of a portion of business to International Truck or any of our other major automotive or heavy-duty truck customers could have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply this customer at current levels.

Our Supply Technologies customers are generally not contractually obligated to purchase products and services from us.

Most of the products and services are provided to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2007, our top seven customers accounted for approximately 21% of our net sales and our top customer, International Truck, accounted for approximately 7% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

Three of our substantial customers filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code during 2005 and 2006. Delphi Corp. and Dana Corporation, which are primarily customers of our Manufactured Products and Aluminum Products segments, filed in 2005, while Werner Ladder, which is primarily a customer of the Supply Technologies segment, filed in 2006. Collectively, these bankruptcies reduced our operating income in the aggregate by $1.8 million during 2005 and 2006.

We operate in highly competitive industries.

The markets in which all three of our segments sell their products are highly competitive. Some of our competitors are large companies that have greater financial resources than we have. We believe that the principal competitive factors for our Supply Technologies segment are an approach reflecting long-term business partnership and reliability, sourced product quality and conformity to customer specifications, timeliness of delivery, price and design and engineering capabilities. We believe that the principal competitive factors for our Aluminum Products and Manufactured Products segments are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. The rapidly evolving nature of the markets in which we compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market development more accurately than we do. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than we do to new technologies or evolving customer requirements.

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

Our Supply Technologies business depends upon third parties for substantially all of our component parts.

Supply Technologies purchases substantially all of its component parts from third-party suppliers and manufacturers. Our business is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. Failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our suppliers of component parts, particularly in our Supply Technologies business, may significantly and quickly increase their prices in response to increases in costs of the raw materials, such as steel, that they use to manufacture our component parts. We may not be able to increase our prices commensurate with our increased costs. Consequently, our results of operations and financial condition may be materially adversely affected.

The energy costs involved in our production processes and transportation are subject to fluctuations that are beyond our control and could significantly increase our costs of production.

Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our margins. We experienced widely fluctuating natural gas costs in 2006 and in 2007. We may experience higher than anticipated gas costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in supply could have a material adverse effect on our production and sales levels.

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

As of December 31, 2007, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 550 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Unexpected delays in the shipment of large, long-lead industrial equipment could adversely affect our results of operations in the period in which shipment was anticipated.

Long-lead industrial equipment contracts are a significant and growing part of our business. We primarily use the percentage of completion method to account for these contracts. Nevertheless, under this method, a large proportion of revenues and earnings on such contracts are recognized close to shipment of the equipment. Unanticipated shipment delays on large contracts could postpone recognition of revenue and earnings into future periods. Accordingly, if shipment was anticipated in the fourth quarter of a year, unanticipated shipment delays could adversely affect results of operations in that year.

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

We believe that our information systems are an integral part of the Supply Technologies segment and, to a lesser extent, the Aluminum Products and Manufactured Products segments. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, maintain cost-effective operations, route and re-route orders and provide superior service to our customers. We cannot assure you that a disruption in the operation of our information systems used by Supply Technologies, including the failure of the supply chain management software to function properly, or those used by Aluminum Products and Manufactured Products will not occur. Any such disruption could have a material adverse effect on our financial condition, liquidity and results of operations.

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

As of February 29, 2008, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 26% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 89% of the available square footage was located in the United States. Approximately 45% of the available square footage was owned. In 2007, approximately 33% of the available domestic square footage was used by the Supply Technologies segment, 45% was used by the Manufactured Products segment and 23% by the Aluminum Products segment. Approximately 46% of the available foreign square footage was used by the Supply Technologies segment and 54% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2007.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage		Use

SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	112,960		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	St. Paul, MN	Leased	104,425		Logistics
	Allentown, PA	Leased	60,075		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Dallas, TX	Leased	49,985		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Nashville, TN	Leased	44,900		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Austin, TX	Leased	30,000		Logistics
	Kent, OH	Leased	225,000		Manufacturing
	Mississauga,	Leased	117,000		Manufacturing
	Ontario, Canada
	Solon, OH	Leased	62,700		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000		Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000		Manufacturing
	Fremont, IN	Owned	108,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Richmond, IN	Leased/Owned	97,300		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Euclid, OH	Leased	60,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Boaz, AL	Owned	100,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing
	Shanghai, China	Leased	20,500		Manufacturing

(1)	Supply Technologies has 43 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has 16 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

At December 31, 2007, we were a co-defendant in approximately 385 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Item 4A.	Executive Officers of the Registrant

Information with respect to the executive officers of the Company is as follows:

Name	Age	Position

Edward F. Crawford	68	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	38	President and Chief Operating Officer and Director
Richard P. Elliott	51	Vice President and Chief Financial Officer
Robert D. Vilsack	47	Secretary and General Counsel
Patrick W. Fogarty	46	Director of Corporate Development

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

The Company’s common stock, par value $1.00 per share, trades on the Nasdaq Global Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2007. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit facility and the indenture governing the Company’s 8.375% senior subordinated notes restrict the Company’s ability to pay dividends.

Quarterly Common Stock Price Ranges

	2007		2006
Quarter	High	Low	High	Low

1st	$19.30	$15.90	$21.23	$13.25
2nd	28.58	18.53	21.36	14.87
3rd	32.00	22.01	18.37	12.72
4th	28.40	20.40	17.61	12.96

The number of shareholders of record for the Company’s common stock as of February 29, 2008 was 763.

Issuer Purchases of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2007.

			Total Number
	Total		of Shares
	Number	Average	Purchased as	Maximum Number of Shares
	of Shares	Price Paid	Part of Publicly	That May Yet Be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans or Program

October 1 — October 31, 2007	-0-	$-0-	-0-	1,000,000
November 1 — November 30, 2007	55,516	22.18	54,412	945,588
December 1 — December 31, 2007	2,108	22.76	1,434	944,154

TOTAL	57,624	$22.20	55,846	944,154

(1)	The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. Shares acquired that were not purchased as part of a publicly announced plan consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Statement of Operations Data(a):
Net sales	$1,071,441	$1,056,246	$932,900	$808,718	$624,295
Cost of products sold(b)	912,337	908,095	796,283	682,658	527,586

Gross profit	159,104	148,151	136,617	126,060	96,709
Selling, general and administrative expenses	98,679	90,296	82,133	77,048	62,667
Restructuring and impairment charges (credits)(b)	-0-	(809)	943	-0-	18,808
Gain on sale of assets held for sale	(2,299)	-0-	-0-	-0-	-0-

Operating income(b)	62,724	58,664	53,541	49,012	15,234
Interest expense(c)	31,551	31,267	27,056	31,413	26,151

Income (loss) before income taxes	31,173	27,397	26,485	17,599	(10,917)
Income taxes (benefit)(d)	9,976	3,218	(4,323)	3,400	904

Net income (loss)	$21,197	$24,179	$30,808	$14,199	$(11,821)

Amounts per common share:
Basic	$1.91	$2.20	$2.82	$1.34	$(1.13)

Diluted	$1.82	$2.11	$2.70	$1.27	$(1.13)

	Year Ended December 31,
	2007	2006	2005	2004	2003

Other Financial Data:
Net cash flows provided by operating activities	$31,466	$6,063	$34,501	$1,633	$13,305
Net cash flows used by investing activities	(21,991)	(31,407)	(31,376)	(21,952)	(3,529)
Net cash flows provided (used) by financing activities	(16,600)	28,285	8,414	23,758	(14,870)
Depreciation and amortization	20,611	20,140	17,346	15,468	15,562
Capital expenditures, net	21,876	20,756	20,295	11,955	10,869
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$14,512	$21,637	$18,696	$7,157	$3,718
Working capital	270,939	268,825	208,051	169,836	148,919
Property, plant and equipment	105,557	101,085	110,310	107,173	92,651
Total assets	769,189	783,751	662,854	610,022	507,452
Total debt	360,049	374,800	346,649	338,307	310,225
Shareholders’ equity	171,478	138,737	103,521	72,393	56,025

(a)	The selected consolidated financial data is not directly comparable on a year-to-year basis, primarily due to acquisitions and divestitures we made throughout the five years ended December 31, 2007, which include the following acquisitions:

2006 — Foundry Service and NABS

2005 — PPG and Lectrotherm

2004 — Amcast Components Group and Jamco

All of the acquisitions were accounted for as purchases. During 2003, the Company sold substantially all of the assets of Green Bearing and St. Louis Screw and Bolt.

(b)	In each of the years ended December 31, 2007, 2006, 2005 and 2003, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance and pension curtailment are accruals for cash expenses. We made cash payments of $.3 million, $.3 million, $.3 million, $2.1 million and $2.5 million in the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, related to our severance and pension curtailment accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2007	2006	2005	2003
	(Dollars in thousands)

Non-cash charges:
Cost of products sold (inventory write-down)	$2,214	$800	$833	$638
Asset impairment	-0-	-0-	391	16,051
Restructuring and severance	-0-	-0-	400	990
Pension and postretirement benefits curtailment (credits)	-0-	(809)	152	1,767

Total	$2,214	$(9)	$1,776	$19,446

Charges reflected as restructuring and impairment charges (credits) on income statement	$-0-	$(809)	$943	$18,808

(c)	In 2004, the Company issued $210 million of 8.375% senior subordinated notes. Proceeds from the issuance of this debt were used to fund the tender and early redemption of the 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $6.0 million.

(d)	In 2006 and 2005, the Company reversed $5.0 and $7.3 million, respectively, of its domestic deferred tax asset valuation allowances as it has been determined the realization of these amounts is more likely than not.

No dividends were paid during the five years ended December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to reversals of a tax valuation allowance in 2006 and 2005, restructuring and unusual charges in 2006 and 2005, and acquisitions during the three years ended December 31, 2007.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. In November 2007, our ILS business changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements.

Sales and pre-tax income continued to grow in 2007, as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments exceeded declines in Supply Technologies segment sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the Supply Technologies segment came both from the October, 2006 acquisition of NABS and from organic sales, while new sales in the Aluminum Products segment primarily reflect new contracts. Sales increased 1%, while operating income increased 7% and income before income taxes increased 14%. Net income declined in 2007 because 2006 earnings were increased by the reversal of the remaining $5.0 million of the Company’s tax valuation allowance.

Net sales increased 13% in 2006 compared to 2005, while operating income increased 10%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance of $5.0 million in 2006 was smaller than the reversal of the valuation allowance of $7.3 million in 2005, and because of higher interest expense in 2006. The tax valuation allowance was substantially eliminated by December 31, 2006, so no further significant reversals occurred to affect income in 2007 or are anticipated in later years. During 2005, net sales increased 15%, and operating income increased 9% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

During the years 2004 through 2007, we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. We have amended our revolving credit facility, most recently in June 2007, to extend its maturity to December 2010, increase the credit limit to $270.0 million subject to an asset-based formula and provide lower interest rate levels.

In October 2006, we acquired all of the capital stock of NABS for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS had 14 international operations in China, India, Taiwan, Singapore, Ireland, Hungary, Scotland and Mexico plus five locations in the United States.

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

In July 2005, we acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components for $7.0 million cash funded with borrowings from our revolving credit facility, $.5 million in a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded our geographic presence of our Supply Technologies segment.

Accounting Changes and Goodwill

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 required the Company to recognize the funded status ( i.e. , the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FAS 87 and FAS 106, all of which were previously netted against the plans’ funded status in the Company’s Consolidated Balance Sheet in accordance with the provisions of FAS 87 and FAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

We elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense resulting from fixed awards of restricted shares was measured at the date of grant and expensed over the vesting period.

An alternative method of accounting for stock-based compensation would have been the fair value method defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 permitted use of the intrinsic value method and did not require companies to account for employee stock options using the fair value method. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, our net income and diluted income per share would have been decreased by $0.2 million ($.02 per share) in 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options increased the Company’s fiscal 2007 and 2006 compensation expense by $0.4 million and $0.3 million (before tax), respectively.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review goodwill annually for potential impairment. This review was performed as of October 1, 2007, 2006 and 2005, using forecasted discounted cash flows, and it was determined that no impairment is required. At December 31, 2007, our balance sheet reflected $101.0 million of goodwill. In 2007, discount rates used ranged from 11.0% to 14.0%, and long-term revenue growth rates ranging from 3.5% to 4.0% were used.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. See Note H to the consolidated financial statements, included elsewhere herein, for the impact on the Company’s financial statements and related disclosures.

Results of Operations

2007 versus 2006

Net Sales by Segment:

	Year-Ended				Acquired/
	December 31,			Percent	(Divested)
	2007	2006	Change	Change	Sales

Supply Technologies	$531.4	$598.2	$(66.8)	(11)%	$29.5
Aluminum Products	169.1	154.6	14.5	9%	0.0
Manufactured Products	370.9	303.4	67.5	22%	0.0

Consolidated Net Sales	$1,071.4	$1,056.2	$15.2	1%	$29.5

Consolidated net sales increased by 1% in 2007 compared to 2006, as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments exceeded declines in Supply Technologies segment sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. Supply Technologies sales decreased 11% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $29.5 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. New customers in the Supply Technologies segment came from organic sales, while new sales in the Aluminum Products segment primarily reflect sales to new customers. Aluminum Products sales increased 9% as the sales volumes from new contracts starting production ramp-up exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 22%, primarily in the induction equipment, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil and gas, aerospace and rail industries. At the end of fourth quarter 2007, the Company adjusted downward the amount initially recorded for revenue by approximately $18.0 million to reflect the exclusion of certain costs from suppliers and subcontractors from the percentage of completion calculation that is used to account for long-term industrial equipment contracts. See Selected Quarterly Financial Data (Unaudited) on page 63 for additional information.

Cost of Products Sold & Gross Profit:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$912.3	$908.1	$4.2	0%

Consolidated gross profit	$159.1	$148.1	$11.0	7%

Gross margin	14.8%	14.0%

Cost of products sold was relatively flat in 2007 compared to 2006, while gross margin increased to 14.8% from 14.0% in 2006. Supply Technologies gross margin increased slightly, as the margin benefit from sales from the NABS acquisition and new customers outweighed the effect of reduced heavy-truck sales volume and higher restructuring charges in 2007. Supply Technologies 2006 and 2007 cost of products sold included $.8 million and $2.2 million, respectively of inventory related restructuring charges associated with the closure of a manufacturing plant. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and the slow ramp-up of new contract volume. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (“SG&A”) Expenses:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$98.7	$90.3	$8.4	9%
SG&A percent	9.2%	8.5%

Consolidated SG&A expenses increased $8.4 million in 2007 compared to 2006, representing a .7% increase in SG&A expenses as a percent of sales. SG&A increased approximately $5.3 million due to the acquisition of NABS. SG&A increased further primarily due to increased expenses related to stock options and restricted stock, the new office building, legal and professional fees and franchise taxes, partially offset by a $1.1 million increase in net pension credits, reflecting higher return on pension plan assets.

Interest Expense:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change

Interest expense	$31.6	$31.3	$0.3	1%
Average outstanding borrowings	$383.6	$376.5	$7.1	2%
Average borrowing rate	8.23%	8.31%	8	basis points

Interest expense increased $.3 million in 2007 compared to 2006, due to higher average outstanding borrowings, partially offset by lower average interest rates during 2007. The increase in average borrowings in 2007 resulted primarily from higher working capital and the purchase of NABS in October 2006. The lower average borrowing rate in 2007 was due primarily to decreased interest rates under our revolving credit facility compared to 2006, which increased as a result of actions by the Federal Reserve.

Income Taxes:

	Year-Ended
	December 31,
	2007	2006

Income before income taxes	$31.2	$27.4

Income taxes	$10.0	$3.2
Reversal of tax valuation allowance included in income	0.0	(5.0)

Income taxes excluding reversal of tax valuation allowance	$10.0	$8.2

Effective income tax rate	32%	12%
Effective income tax rate excluding reversal of tax valuation allowance (Non-GAAP)	32%	30%

In the fourth quarter of 2006, the Company reversed $5.0 million of its deferred tax asset valuation allowance, increasing net income for that year and substantially eliminating this reserve. Based on strong recent and projected earnings, the Company determined that it was more likely than not that its deferred tax asset would be realized.

The provision for income taxes was $10.0 million in 2007 compared to $3.2 million in 2006, which was reduced by the $5.0 million reversal of our deferred tax asset valuation allowance. The effective income tax rate was 32% in 2007, compared to 12% in 2006. Excluding the reversal of the tax valuation allowance in 2006, the Company provided $8.2 million of income taxes, a 30% effective income tax rate. We are presenting taxes and tax rates without the tax benefit of the tax valuation allowance reversal to facilitate comparison between the periods.

The Company’s net operating loss carryforward precluded the payment of most cash federal income taxes in both 2007 and 2006, and should similarly preclude such payments in 2008 and substantially reduce them in 2009. At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $41.6 million, which will expire between 2021 and 2027.

Results of Operations

2006 versus 2005

Net Sales by Segment:

	Year Ended				Acquired/
	December 31,			Percent	(Divested)
	2006	2005	Change	Change	Sales

Supply Technologies	$598.2	$532.6	$65.6	12%	$38.7
Aluminum products	154.6	159.1	(4.5)	(3)%	0.0
Manufactured products	303.4	241.2	62.2	26%	22.9

Consolidated Net Sales	$1,056.2	$932.9	$123.3	13%	$61.6

Net sales increased by 13% in 2006 compared to 2005. Supply Technologies sales increased primarily due to the October 2006 acquisition of NABS, a full year of sales of PPG in 2006 (acquired in July 2005), general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased in 2006 primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased in 2006 primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $22.9 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$908.1	$796.3	$111.8	14%

Consolidated gross profit	$148.1	$136.6	$11.5	8%

Gross Margin	14.0%	14.6%

Cost of products sold increased 14% in 2006 compared to 2005, while gross margin decreased to 14.0% from 14.6% in 2005. Supply Technologies gross margin decreased primarily due to PPG restructuring costs. Aluminum Products gross margin decreased due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in early 2007. Gross margin in the Manufactured Products segment decreased slightly, primarily as a result of operational and pricing issues in the Company’s rubber products business.

SG&A Expenses:

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

Income Taxes:

	Year Ended December 31,
	2006	2005

Income before income taxes	$27.4	$26.5
Income taxes (benefit)	$3.2	$(4.3)
Reversal of tax valuation allowance included in income	(5.0)	(7.3)

Income taxes, excluding reversal of tax valuation allowance — (non GAAP)	$8.2	$3.0

Effective income tax rate (benefit)	12%	(16)%
Effective income tax rate excluding reversal of tax valuation allowance — (Non GAAP)	30%	11%

In the fourth quarters of 2006 and 2005, the Company reversed $5.0 million and $7.3 million, respectively, of its deferred tax asset valuation allowance, substantially eliminating this reserve. Based on strong recent and projected earnings, the Company has determined that it is more likely than not that its deferred tax asset will be realized. The tax valuation allowance reversals resulted in increases to net income for both of these quarters. In 2006, the Company began recording a quarterly provision for federal income taxes, resulting in a total effective income tax rate of approximately 30%. The Company’s net operating loss carryforward precluded the payment of cash federal income taxes in 2006.

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

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. In 2003, we entered into a revolving credit facility with a group of banks which, as subsequently amended, matures at December 31, 2010 and provides for availability of up to $270 million subject to an asset-based formula. The revolving credit facility is secured by substantially all our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of December 31, 2007, the Company had $145.4 million outstanding under the revolving credit facility, and approximately $70.4 million of unused borrowing availability.

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

At December 31, 2007, the Company was in compliance with the debt service ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.40 at December 31, 2007 versus 2.24 at December 31, 2006. Working capital increased by $2.1 million to $270.9 million at December 31, 2007 from $268.8 million at December 31, 2006.

During 2007, the Company provided $31.5 million from operating activities as compared to providing $6.1 million in 2006. The increase in cash provision of $25.4 million was primarily the result of a smaller increase in net operating assets in 2007 compared to 2006 ($19.0 million compared to $35.0 million, respectively), a deferred income tax provision of $4.3 million in 2007 compared to a $4.4 million deferred tax benefit in 2006, partially offset by a decrease in net income of $3.0 million. The decrease in net income was partially offset by approximately $2.2 million of noncash restructuring and impairment charges in 2007. During 2007, the Company also invested $21.9 million in capital expenditures, received $4.4 million from the sale of assets held for sale, paid back $14.8 million on its bank and other debt, invested $5.1 million in marketable securities and purchased $2.2 million of treasury stock.

During 2006, the Company provided $6.1 million from operating activities as compared to providing $34.5 million in 2005. The decrease in cash provision of $28.4 million was primarily the result of a much larger increase in net operating assets, net of the impact of acquisitions, in 2006 compared to 2005 ($34.9 million compared to $9.2 million, respectively), and a decrease in net income of $6.6 million. Approximately $4.3 million of the decrease in net income was due to noncash changes in deferred income taxes, partially offset by noncash restructuring and impairment charges. During 2006, the Company also invested $20.8 million in capital expenditures, received $9.4 million from the sale of facilities which were subsequently leased back, received $3.2 million from the sale of assets held for sale, borrowed an additional $28.2 million under its revolving credit facilities and invested $23.3 million in acquisitions.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2007, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2007:

		Payments Due or Commitment Expiration Per Period
		Less Than			More than
(In Thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$360,048	$2,362	$147,662	$24	$210,000
Interest obligations(1)	120,915	17,588	35,175	35,175	32,977
Capital lease obligations	-0-	-0-	-0-	-0-	-0-
Operating lease obligations	54,760	13,400	19,444	9,117	12,799
Purchase obligations	141,731	141,373	358	-0-	-0-
Postretirement obligations(2)	19,057	2,242	4,408	4,089	8,318
Standby letters of credit	24,691	20,473	4,218	-0-	-0-

Total	$721,202	$197,438	$211,265	$48,405	$264,094

(1)	Interest obligations are included on the 8.375% senior subordinated notes due 2014 only and assume notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($8,957 based on 6.16% average interest rate and outstanding borrowings of $145,400 at December 31, 2007) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2017.

The table above excludes the liability for unrecognized income tax benefits disclosed in Note H to the consolidated financial statements, since the Company cannot predict with reasonable reliability, the timing of potential cash settlements with the respective taxing authorities.

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

Allowance for Doubtful Accounts:  Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Writeoffs of accounts receivable have historically been low.

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

Impairment of Long-Lived Assets:  Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2005 and 2003, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note O to the consolidated financial statements included elsewhere herein.

Restructuring:  We recognize costs in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“EITF 94-3”), and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” for charges prior to 2003. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

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

Goodwill:  We adopted FAS 142 as of January 1, 2002. Under FAS 142, we are required to review goodwill for impairment annually or more frequently if impairment indicators arise. We have completed the annual impairment test as of October 1, 2007, 2006, 2005 and 2004 and have determined that no goodwill impairment existed as of those dates.

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

An alternative method of accounting for stock-based compensation would have been the fair value method defined by FAS 123. FAS 123 permits use of the intrinsic value method and did not require companies to account for employee stock options using the fair value method. If compensation cost for stock options granted had been determined based on the fair value method of FAS 123, our net income and diluted income per share would have been decreased by $(0.2) million (($.02) per share) in 2005.

In December 2004, the FASB issued FAS 123R. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options increased the Company’s 2007 and 2006 compensation expense by $.4 million and $.3 million (before-tax), respectively.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company in 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of adoption of FAS 159 on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. FAS 141(R) is effective, on a prospective basis, for the Company in 2009. The Company is currently evaluating the impact of adopting FAS 141(R) on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for the Company in 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting FAS 160 on the Company’s financial position and results of operations.

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

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $145.4 million at December 31, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.4 million for the year ended December 31, 2007.

Our foreign subsidiaries generally conduct business in local currencies. During 2007, we recorded a favorable foreign currency translation adjustment of $7.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts for steel but have entered into forward purchase contracts for a portion of our anticipated natural gas usage through April 2008.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note I to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. As discussed in Note K to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, effective December 31, 2006. As discussed in Note H to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Incomes Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited Park-Ohio Holding Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

•	Management has identified a material weakness in controls related to the Company’s revenue recognition process.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 13, 2008, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the internal control criteria, Park-Ohio Holdings Corp. has not maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 13, 2008

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$14,512	$21,637
Accounts receivable, less allowances for doubtful accounts of $3,724 in 2007 and $4,305 in 2006	172,357	181,893
Inventories	215,409	223,936
Deferred tax assets	21,897	34,142
Unbilled contract revenue	24,817	16,886
Other current assets	15,232	7,332

Total Current Assets	464,224	485,826
Property, plant and equipment:
Land and land improvements	3,452	3,464
Buildings	41,437	37,656
Machinery and equipment	221,333	206,945

	266,222	248,065
Less accumulated depreciation	160,665	146,980

	105,557	101,085
Other Assets:
Goodwill	100,997	98,180
Net assets held for sale	3,330	6,568
Other	95,081	92,092

	$769,189	$783,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$121,875	$132,864
Accrued expenses	67,007	78,264
Current portion of long-term debt	2,362	3,310
Current portion of other postretirement benefits	2,041	2,563

Total Current Liabilities	193,285	217,001
Long-Term Liabilities, less current portion 8.375% senior subordinated notes due 2014	210,000	210,000
Revolving credit	145,400	156,700
Other long-term debt	2,287	4,790
Deferred tax liability	22,722	32,089
Other postretirement benefits and other long-term liabilities	24,017	24,434

	404,426	428,013
Shareholders’ Equity
Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares; Issued — 12,232,859 shares in 2007 and 12,110,275 in 2006	12,233	12,110
Additional paid-in capital	61,956	59,676
Retained earnings	90,782	70,193
Treasury stock, at cost, 828,661 shares in 2007 and 736,408 shares in 2006	(11,255)	(9,066)
Accumulated other comprehensive loss	17,762	5,824

	171,478	138,737

	$769,189	$783,751

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands,
	except per share data)

Net sales	$1,071,441	$1,056,246	$932,900
Cost of products sold	912,337	908,095	796,283

Gross profit	159,104	148,151	136,617
Selling, general and administrative expenses	98,679	90,296	82,133
Restructuring and impairment charges (credits)	-0-	(809)	943
Gain on sale of assets held for sale	(2,299)	-0-	-0-

Operating income	62,724	58,664	53,541
Interest expense	31,551	31,267	27,056

Income before income taxes	31,173	27,397	26,485
Income taxes (benefit)	9,976	3,218	(4,323)

Net income	$21,197	$24,179	$30,808

Amounts per common share:
Basic	$1.91	$2.20	$2.82

Diluted	$1.82	$2.11	$2.70

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Stock	Capital	Earnings	Stock	Income (Loss)	Compensation	Total
	(Dollars in thousands)

Balance at January 1, 2005	$11,547	$56,530	$15,206	$(8,864)	$(1,676)	$(350)	$72,393
Comprehensive income (loss):
Net income			30,808				30,808
Foreign currency translation adjustment					94		94
Minimum pension liability					(520)		(520)

Comprehensive income							30,382
Restricted stock award	56	861				(917)	-0-
Amortization of restricted stock						674	674
Purchase of treasury stock				(145)			(145)
Exercise of stock options (99,668 shares)	100	117					217

Balance at December 31, 2005	11,703	57,508	46,014	(9,009)	(2,102)	(593)	103,521
Reclassification at January 1, 2006		(593)				593	-0-
Comprehensive income (loss):
Net income			24,179				24,179
Foreign currency translation adjustment					2,128		2,128
Minimum pension liability					5,358		5,358

Comprehensive income							31,665
Adjustment recognized upon adoption of FAS 158 (net of income tax of $404)					440		440
Restricted stock award	340	(340)					-0-
Amortization of restricted stock		787					787
Share-based compensation		299					299
Tax valuation allowance reversal		1,889					1,889
Purchase of treasury stock				(57)			(57)
Exercise of stock options (69,364 shares)	67	126					193

Balance at December 31, 2006	12,110	59,676	70,193	(9,066)	5,824	-0-	138,737
Adjustment relating to adoption of FIN 48			(608)				(608)
Comprehensive income:
Net income			21,197				21,197
Foreign currency translation adjustment					7,328		7,328
Unrealized loss on marketable securities, net of income tax of $182					(323)		(323)
Pension and postretirement benefit adjustments, net of income tax of $2,834					4,933		4,933

Comprehensive income							33,135
Restricted stock award	17	(17)					-0-
Amortization of restricted stock		1,651					1,651
Purchase of treasury stock (92,253 shares)				(2,189)			(2,189)
Exercise of stock options (106,084 shares)	106	234					340
Share-based compensation		412					412

Balance at December 31, 2007	$12,233	$61,956	$90,782	$(11,255)	$17,762	$-0-	$171,478

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$21,197	$24,179	$30,808
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,611	20,140	17,346
Restructuring and impairment charges (credits)	2,214	(9)	1,776
Deferred income taxes	4,342	(4,361)	(6,946)
Stock based compensation expense	2,063	1,086	674
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	9,536	(16,219)	5,507
Inventories	8,527	(28,443)	(1,699)
Accounts payable and accrued expenses	(22,246)	16,956	(959)
Other	(14,778)	(7,266)	(12,006)

Net cash provided by operating activities	31,466	6,063	34,501
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(21,876)	(20,756)	(20,295)
Business acquisitions, net of cash acquired	-0-	(23,271)	(12,181)
Proceeds from sale-leaseback transactions	-0-	9,420	-0-
Purchases of marketable securities	(5,142)	-0-	-0-
Sales of marketable securities	662	-0-	-0-
Proceeds from the sale of assets held for sale	4,365	3,200	1,100

Net cash used by investing activities	(21,991)	(31,407)	(31,376)
FINANCING ACTIVITIES
Proceeds from bank arrangements, net	-0-	28,150	8,342
Payments on bank arrangements and long-term debt, net	(14,751)	-0-	-0-
Issuance of common stock under stock option plan	340	193	217
Purchase of treasury stock	(2,189)	(58)	(145)

Net cash (used) provided by financing activities	(16,600)	28,285	8,414
(Decrease) Increase in cash and cash equivalents	(7,125)	2,941	11,539
Cash and cash equivalents at beginning of year	21,637	18,696	7,157

Cash and cash equivalents at end of year	$14,512	$21,637	$18,696

Income taxes paid	$6,170	$5,291	$881
Interest paid	30,194	28,997	24,173

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
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

Marketable Securities:  Marketable securities which consist of equity securities are classified as available for sale and are included in other current assets. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of accumulated other comprehensive earnings (loss).

Inventories:  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Inventory reserves were $20,432 and $22,978 at December 31, 2007 and 2006, respectively.

Major Classes of Inventories

	December 31,
	2007	2006

Finished goods	$129,074	$143,071
Work in process	26,249	42,405
Raw materials and supplies	60,086	38,460

	$215,409	$223,936

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation:  Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

FAS 123(R) was issued on December 16, 2004 and is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of fair value recognition provisions for stock options increased the Company’s fiscal 2007 and 2006 compensation expense by $412 and $299 (before tax), respectively.

As permitted by FAS 123, the Company previously accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years was zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.

The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the following fiscal years:

	Years Ended December 31,
	2007	2005

Risk — free interest rate	4.62%	4.15%
Expected life of option in years	6.0	6.0
Expected dividend yield	0%	0%
Expected stock volatility	57%	55%

The weighted average fair market value of options issued for the fiscal year ended December 31, 2007 and 2005 was estimated to be $12.92 and $8.20 per share, respectively. There were no options issued for the year ended December 31, 2006.

Additional information regarding our share-based compensation program is provided in Note I.

Accounting for Asset Retirement Obligations:  In accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”, “Accounting for Asset Retirement Obligations”, the Company has identified certain conditional asset retirement

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations at various current manufacturing facilities. These obligations relate primarily to asbestos abatement. Using investigative, remediation, and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant and management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. Management expects these contingent asset retirement obligations to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. On November 16, 2007, the Company entered into a five-year Accounts Receivable Purchase Agreement whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. During 2007, we sold approximately $10,400 of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”) sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2007, a loss in the amount of $84 related to the sale of accounts receivable is recorded in the Consolidated Statements of Income. This loss represented implicit interest on the transactions.

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

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2007, the Company had uncollateralized receivables with five customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $22,703, which represented approximately 13% of the Company’s trade accounts receivable. During 2007, sales to these customers amounted to approximately $179,367, which represented approximately 16% of the Company’s net sales.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” An Interpretation of FASB Statement No. 109 (“FIN 48”)” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 as of January 1, 2007. See Note H for the impact of such adoption on the Company’s financial statements and related disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company in 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of adoption of FAS 159 on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. FAS 141(R) is effective, on a prospective basis, for the Company in 2009. The Company is currently evaluating the impact of adopting FAS 141(R) on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for the Company in 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting FAS 160 on the Company’s financial position and results of operations.

Reclassification:  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B —	Industry Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. In November 2007, our Integrated Logistics Solutions segment changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process. Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Total Supply Managementtm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck,

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

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

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2007	2006	2005

Net sales:
Supply Technologies	$531,417	$598,228	$532,624
Aluminum Products	169,118	154,639	159,053
Manufactured Products	370,906	303,379	241,223

	$1,071,441	$1,056,246	$932,900

Income before income taxes:
Supply Technologies	$27,175	$38,383	$34,814
Aluminum Products	3,020	3,921	9,103
Manufactured Products	45,798	28,991	20,630

	75,993	71,295	64,547
Corporate costs	(13,269)	(12,631)	(11,006)
Interest expense	(31,551)	(31,267)	(27,056)

	$31,173	$27,397	$26,485

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Identifiable assets:
Supply Technologies	$354,165	$382,101	$323,176
Aluminum Products	98,524	98,041	101,489
Manufactured Products	231,459	205,698	169,004
General corporate	85,041	97,911	69,185

	$769,189	$783,751	$662,854

Depreciation and amortization expense:
Supply Technologies	$4,832	$4,365	$4,575
Aluminum Products	8,563	7,892	7,484
Manufactured Products	6,723	6,960	4,986
General corporate	493	923	301

	$20,611	$20,140	$17,346

Capital expenditures:
Supply Technologies	$7,751	$2,447	$2,070
Aluminum Products	4,775	5,528	10,473
Manufactured Products	6,534	12,548	7,266
General corporate	2,816	233	486

	$21,876	$20,756	$20,295

The Company had sales of $77,389 in 2007, $146,849 in 2006 and $107,853 in 2005 to International Truck, which represented approximately 7%, 14% and 12% of consolidated net sales for each respective year.

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2007	2006	2005

United States	70%	76%	79%
Asia	9%	5%	5%
Canada	5%	9%	7%
Mexico	6%	4%	3%
Europe	6%	4%	2%
Other	4%	2%	4%

	100%	100%	100%

At December 31, 2007, 2006 and 2005, approximately 85%, 90% and 86%, respectively, of the Company’s assets were maintained in the United States.

NOTE C —	Acquisitions

In October 2006, the Company acquired all of the capital stock of NABS, Inc. (“NABS”) for $21,201 in cash. NABS is a premier international supply chain manager of production components, providing services

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to high technology companies in the computer, electronics, and consumer products industries. NABS has 19 operations across Europe, Asia, Mexico and the United States. The acquisition was funded with borrowings under the Company’s revolving credit facility.

The purchase price and results of operations of NABS prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for NABS have been included since October 18, 2006. The final allocation of the purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The final allocation of the purchase price is as follows:

Cash acquisition price, less cash acquired	$20,053
Assets
Accounts receivable	(11,460)
Inventories	(4,326)
Other current assets	(201)
Equipment	(365)
Intangible assets subject to amortization	(8,020)
Other assets	(724)
Liabilities
Accounts payable	9,905
Accrued expenses and other current liabilities	4,701
Deferred tax liability	3,128

Goodwill	$12,691

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	514	204	718
Add: Accruals	-0-	-0-	-0-
Less: Payments	(514)	(204)	(718)

Balance at December 31, 2007	$-0-	$-0-	$-0-

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance	Exit and
	and Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	$39	$356	$395
Less: Payments and adjustments	(39)	(356)	(395)

Balance at December 31, 2007	$-0-	$-0-	$-0-

NOTE D — FAS 142, “Goodwill and Other Intangible Assets”

In accordance with the provisions of FAS 142, the Company has completed its annual goodwill impairment tests as of October 1, 2007, 2006 and 2005, and has determined that no impairment of goodwill existed as of those dates.

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2007 and December 31, 2006 by reporting segment.

	Goodwill at	Goodwill at
Reporting Segment	December 31, 2007	December 31, 2006

Supply Technologies	$80,249	$77,732
Aluminum Products	16,515	16,515
Manufactured Products	4,233	3,933

	$100,997	$98,180

The increase in the goodwill in the Manufactured Products segment during 2007 results from foreign currency fluctuations. The increase in the goodwill in the Supply Technologies segment during 2007 results from the final purchase price adjustment of the NABS acquisition of $1,714 and foreign currency fluctuations.

Other intangible assets were acquired in connection with the acquisition of NABS. Information regarding other intangible assets as of December 31, 2007 follows:

	Acquisition	Accumulated
	Costs	Amortization	Net

Non-contractual customer relationships	$7,200	$600	$6,600
Other	820	124	696

	$8,020	$724	$7,296

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2007	2006

Pension assets	$70,558	$60,109
Deferred financing costs	4,225	5,618
Tooling	543	1,501
Software development costs	3,461	6,368
Deferred tax assets	-0-	6,555
Intangible assets subject to amortization	7,504	8,779
Other	8,790	3,162

Totals	$95,081	$92,092

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2007	2006

Accrued salaries, wages and benefits	$17,399	$17,349
Advance billings	16,387	26,729
Warranty and project accruals	7,322	4,820
Interest payable	2,683	3,232
State and local taxes	5,607	5,746
Sundry	17,609	20,388

Totals	$67,007	$78,264

Substantially all advance billings, warranty and project accruals relate to the Company’s capital equipment businesses.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Balance at beginning of year	$3,557	$3,566	$4,281
Claims paid during the year	(2,402)	(2,984)	(3,297)
Warranty expense	4,526	2,797	2,593
Acquired warranty liabilities	-0-	178	-0-
Other	118	-0-	(11)

Balance at end of year	$5,799	$3,557	$3,566

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2007	2006

8.375% senior subordinated notes due 2014	$210,000	$210,000
Revolving credit facility maturing on December 31, 2010	145,400	156,700
Industrial development revenue bonds maturing in 2012 at interest rates from 2.00% to 4.15%	-0-	3,114
Other	4,649	4,986

	360,049	374,800
Less current maturities	2,362	3,310

Total	$357,687	$371,490

Maturities of long-term debt during each of the five years following December 31, 2007 are approximately $2,362 in 2008, $330 in 2009, $147,332 in 2010, $24 in 2011 and $-0- in 2012.

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $270,000. The credit agreement, as recently amended, provides lower interest rate brackets and modified certain covenants to provide greater flexibility. The Credit Agreement currently contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2007, the Company had approximately $70,429 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (7.25% at December 31, 2007) or, at the Company’s election, at LIBOR plus .75% to 1.75%. The Company’s ability to elect LIBOR-based interest rates as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2007, in addition to amounts borrowed under the Credit Agreement, there was $12,723 outstanding primarily for standby letters of credit. An annual fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2010 and borrowings are secured by substantially all of the Company’s assets.

A foreign subsidiary of the Company had outstanding standby letters of credit of $11,968 at December 31, 2007 under its credit arrangement.

The 8.375% senior subordinated notes due 2014 (“8.375% Notes”) are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2007, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 7.4% at December 31, 2007.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Agreement and the 8.375% Notes approximate fair value at December 31, 2007 and 2006.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The approximate fair value of the 8.375% Notes was $189,000 and $195,300 at December 31, 2007 and 2006, respectively.

NOTE H — Income Taxes

Income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Current payable (benefit):
Federal	$(9)	$2,355	$165
State	299	432	198
Foreign	5,344	4,792	2,260

	5,634	7,579	2,623
Deferred:
Federal	3,639	(1,093)	(7,300)
State	198	(1,521)	-0-
Foreign	505	(1,747)	354

	4,342	(4,361)	(6,946)

Income taxes (benefit)	$9,976	$3,218	$(4,323)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2007	2006	2005

Tax at statutory rate	$10,911	$9,571	$9,189
Effect of state income taxes, net	266	(1,240)	129
Effect of foreign operations	(1,082)	(1,441)	(151)
Medicare subsidy	196	(126)	(795)
FIN 48	471	-0-	-0-
Valuation allowance	238	(4,806)	(12,093)
Prior years adjustments	(848)	889	50
Research and development credit	(206)	(250)	(237)
Nondeductible expenses	572	417	53
Foreign tax credit	(501)	-0-	-0-
Other, net	(41)	204	(468)

Total	$9,976	$3,218	$(4,323)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Postretirement benefit obligation	$7,604	$9,409
Inventory	10,969	12,493
Net operating loss and credit carryforwards	21,544	18,626
Other — net	9,223	11,616

Total deferred tax assets	49,340	52,144
Deferred tax liabilities:
Tax over book depreciation	13,354	12,858
Pension	26,071	22,693
Inventory	864	889
Intangible assets	2,955	3,127
Deductible goodwill	4,704	3,452

Total deferred tax liabilities	47,948	43,019

Net deferred tax assets prior to valuation allowances	1,392	9,125
Valuation allowances	(2,217)	(316)

Net deferred tax (liability) asset	$(825)	$8,809

At December 31, 2007, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $41,602 which expires between 2021 and 2027. Foreign net operating losses of $1,389 have no expiration date. The tax benefit of the U.S. federal net operating loss is $13,053, which has been reduced by $1,508 of FIN 48 liabilities. The Company also has $1,614 of state tax benefit related to state net operating losses which expire between 2011 and 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities).

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2004 through 2007 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2004, the Company was in a cumulative three-year loss position and determined it was not more likely than not that its net deferred tax assets will be realized. Therefore, as of December 31, 2004, the Company had a full valuation allowance against its U.S. net deferred tax asset and a portion of its foreign net operating loss carryforwards. As of December 31, 2005, the Company was no longer in a three-year cumulative loss position and after consideration of the relevant positive and negative evidence, the Company determined a full valuation allowance was no longer appropriate. Accordingly, the Company reversed a portion of its valuation allowance and recognized a $7,300 tax benefit related to its US net deferred tax asset as it has been determined the realization of this amount was more likely than not. As of December 31, 2006, the Company determined that it was more likely than not that it would be able to realize most of its deferred tax assets in the future and released $4,806 of the valuation allowance. As of December 31, 2006, the Company also recognized a tax benefit for net operating losses of $1,284 for state income taxes which it has determined are more likely than not will be fully realized in the future.

The Company recorded a deferred tax asset for a capital loss carryforward that was generated in 2005 in the amount of $4,750 which expires in 2010. During 2007, the Company was able to offset the loss with

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital gains in the amount of $1,772. The Company has recorded a valuation allowance against the remaining balance of the capital loss carryforward of $2,978 as it is not considered more likely than not that this amount will be fully realized in the future.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $608 increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was approximately $4,691. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit — January 1, 2007	$4,691
Gross Increases — Tax Positions in Prior Period	72
Gross Decreases — Tax Positions in Prior Period	(133)
Gross Increases — Tax Positions in Current Period	625
Settlements	-0-
Lapse of Statute of Limitations	-0-

Unrecognized Tax Benefit — December 31, 2007	$5,255

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $57 in net interest and penalties. The Company had approximately $537 and $480 for the payment of interest and penalties accrued at December 31, 2007 and January 1, 2007, respectively. At December 31, 2007, the Company had total recognized tax benefits of $5,255, of which $4,311 would impact the effective tax rate if recognized. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

At December 31, 2007, the Company has research and development credit carryforwards of approximately $2,689, which expire between 2010 and 2027. The Company also has foreign tax credit carryforwards of $1,213, which expire between 2015 and 2017, and alternative minimum tax credit carryforwards of $1,214, which have no expiration date.

Deferred taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy to permanently reinvest such earnings. The Company has determined that it is not practical to determine the deferred tax liability on such undistributed earnings.

NOTE I —	Stock Plan

Under the provisions of the Company’s 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 1998 Plan is 2,650,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

On January 1, 2006, the Company adopted the provisions of FAS 123(R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with FAS 123(R), prior period amounts were not restated. Additionally, the Company elected to calculate its initial pool of excess tax benefits using the simplified alternative approach described in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Prior to the adoption of FAS 123(R), the Company utilized the intrinsic-value based method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure requirements of FAS 123, “Accounting for Stock-Based Compensation.”

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. The adoption of FAS 123(R) reduced operating income before income taxes for 2007 and 2006 by $412 and $299, and reduced net income for 2007 and 2006 by $280 and $187 ($.02 per diluted share in each year).

The fair value of significant stock option awards granted during 2007 and 2005 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

Assumptions:

	2007	2005

Weighted average fair value per option	$12.92	$8.20
Risk-free interest rate	4.62%	4.15%
Dividend yield	0%	0%
Expected stock volatility	57%	55%
Expected life — years	6.0	6.0

There were no options awarded during the year ended December 31, 2006.

Historical information was the primary basis for the selection of the expected dividend yield, and expected volatility. The SEC simplified method per Staff Accounting Bulletin 107 is the basis for the assumptions of the expected lives of the options. The risk-free interest rate was based upon yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued. Forfeitures were estimated at 3% for 2006 and 2007.

A summary of option activity as of December 31, 2007 and 2006 changes during the years then ended is presented below:

	2007				2006
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value	of Shares	Price	Term	Value

Outstanding — beginning of year	926,386	$3.59			997,751	$3.55
Granted	56,250	22.30			-0-	-0-
Exercised	(106,084)	3.21			(69,364)	2.78
Canceled or Expired	(833)	14.12			(2,001)	13.06

Outstanding — end of year	875,719	$4.83	4.8 years	$17,752	926,386	$3.59	5.4 years	$11,607
Options Exercisable	785,646	3.16	4.7 years	17,240	855,384	2.70	5.2 years	11,478

Exercise prices for options outstanding as of December 31, 2007 range from $1.91 to $6.28, $14.12 to $14.90 and $20.00 to $24.92. The number of options outstanding at December 31, 2007, which correspond

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these ranges, are 721,303, 98,166 and 56,250, respectively. The number of options exercisable at December 31, 2007, which correspond to these ranges are 721,304, 64,432 and -0-, respectively. The weighted-average remaining contractual life of these options is 4.8 years.

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

The number of shares available for future grants for all plans at December 31, 2007 is 674,484.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2,318, $992 and $1,911, respectively. Net cash proceeds from the exercise of stock options were $340, $193 and $217, respectively. There were no income tax benefits because the Company had a net operating loss carryforward.

A summary of restricted share activity for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding — beginning of year	362,204	$14.06	51,633	$14.91
Granted	16,500	24.92	340,000	14.06
Vested	(116,761)	14.23	(27,429)	15.67
Canceled or expired	-0-	-0-	(2,000)	-0-

Outstanding — end of year	261,943	14.67	362,204	14.06

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

The Company recognized compensation expense of $1,651, $787 and $674 for the years ended December 31, 2007, 2006 and 2005, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2007, 2006 and 2005 was $2,953, $467 and $340, respectively.

As of December 31, 2007, the Company had unrecognized compensation expense of $4,044, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.5 years.

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

NOTE K — Pensions and Postretirement Benefits

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158. FAS 158 required the Company to recognize the funded status (i.e., the difference between the Company’s

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FAS 87 and FAS 106, all of which were previously netted against the plans’ funded status in the company’s Consolidated Balance Sheet in accordance with the provisions of FAS 87 and FAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

The incremental effects of adopting the provisions of FAS 158 on the company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of FAS 158 had no effect on the Company’s Consolidated Statement of Income for the year ended December 31, 2006 and 2005, respectively, and it will not effect the Company’s operating results in subsequent periods.

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting FAS	Adopting FAS	at December 31,
	No. 158	No. 158	2006

Assets
Other non-current assets	$80,708	$7,884	$88,592

Total assets	$776,258	$7,884	$784,142

Liabilities and Shareholders’ Equity:
Pension and postretirement benefit liabilities	$15,951	$7,040	$22,989
Deferred income taxes	12,880	404	13,284
Accumulated other comprehensive income	-0-	440	440

Total liabilities and shareholders’ equity	$776,258	$7,884	$784,142

In the table presented above, deferred income taxes represent current and non-current deferred income tax assets on the Consolidated Balance Sheet as of December 31, 2006. In addition, pension and postretirement benefit liabilities represent salaries, wages and benefits, accrued pension cost and accrued postretirement benefits costs on the Consolidated Balance Sheet as of December 31, 2006.

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2008 are $(117), $137 and $(47), respectively.

The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2008 are $200 and $(52), respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2006 and 2005:

			Postretirement
	Pension		Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$52,387	$54,734	$22,989	$22,843
Service cost	334	426	180	199
Curtailment and settlement	80	12	-0-	(254)
Interest cost	2,842	2,915	1,103	1,292
Amendments	-0-	-0-	-0-	(1,106)
Actuarial losses (gains)	(2,571)	(580)	(2,990)	3,047
Benefits and expenses paid, net of contributions	(4,752)	(5,120)	(2,571)	(3,032)

Benefit obligation at end of year	$48,320	$52,387	$18,711	$22,989

Change in plan assets
Fair value of plan assets at beginning of year	$112,496	$101,639	$-0-	$-0-
Actual return on plan assets	11,134	15,977	-0-	-0-
Company contributions	-0-	-0-	2,571	3,032
Curtailments and settlement	-0-	-0-	-0-	-0-
Benefits and expenses paid, net of contributions	(4,752)	(5,120)	(2,571)	(3,032)

Fair value of plan assets at end of year	$118,878	$112,496	$-0-	$-0-

Funded (underfunded) status of the plan	$70,558	$60,109	$(18,711)	$(22,989)

Amounts recognized in the consolidated balance sheets consist of:

			Postretirement
	Pension		Benefits
	2007	2006	2007	2006

Noncurrent assets	$70,558	$60,109	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	12,786	13,387
Current liabilities	-0-	-0-	2,041	2,564
Accumulated other comprehensive (income) loss	(12,756)	(8,144)	3,884	7,038

Net amount recognized at the end of the year	$57,802	$51,965	$18,711	$22,989

Amounts recognized in accumulated other comprehensive income
Net actuarial loss/(gain)	$(13,005)	$(8,452)	$3,936	$7,153
Net prior service cost (credit)	509	646	(52)	(115)
Net transition obligation (asset)	(260)	(338)	-0-	-0-

Accumulated other comprehensive income	$(12,756)	$(8,144)	$3,884	$7,038

As of December 31, 2007 and 2006, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2007 and 2006 and target allocation for 2008 are as follows:

		Plan Assets
	Target 2008	2007	2006

Asset Category
Equity securities	60-70%	64.8%	65.1%
Debt securities	20-30	24.2	25.7
Other	7-15	11.0	9.2

	100%	100%	100%

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected return on plan assets	8.25%	8.50%	8.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2007, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2007 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service costs	$334	$426	$364	$180	$199	$145
Interest costs	2,842	2,915	3,194	1,103	1,292	1,281
Expected return on plan assets	(9,049)	(8,408)	(8,804)	-0-	-0-	-0-
Transition obligation	(38)	(48)	(49)	-0-	-0-	-0-
FAS 88 one-time charge	80	297	-0-	-0-	-0-	-0-
Amortization of prior service cost	138	182	163	(63)	(63)	(69)
Recognized net actuarial (gain) loss	13	99	(224)	227	374	106

Benefit (income) costs	$(5,680)	$(4,537)	$(5,356)	$1,447	$1,802	$1,463

Other changes in plan assets and benefit obligations recognized in other comprehensive income(a)
AOCI at beginning of year	$(8,144)	$5,358	N/A	$7,038	$-0-	N/A
Net loss/(gain)	(4,499)			(2,990)
Recognition of prior service cost/(credit)	(138)	-0-	N/A	63	-0-	N/A
Recognition of loss/(gain)	25	-0-	N/A	(227)	-0-	N/A
Decrease prior to adoption of SFAS No. 158	-0-	(5,358)	N/A	-0-	-0-	N/A
Increase (decrease) due to adoption of SFAS No. 158	-0-	(8,144)	N/A	-0-	7,038	N/A

Total recognized in other comprehensive income at end of year	$(12,756)	$(8,144)	N/A	$3,884	$7,038	N/A

(a)	These disclosures are not applicable to 2005 defined benefit pension plans and postretirement plans due to FAS No. 158 being effective for the year ended December 31, 2006.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2008	$4,235	$2,243	$202	$2,041
2009	4,217	2,223	205	2,018
2010	4,138	2,185	204	1,981
2011	4,053	2,117	198	1,919
2012	3,957	1,972	195	1,777
2013 to 2017	19,079	8,318	826	7,492

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2007	$121	$(103)
Effect on postretirement benefit obligation as of December 31, 2007	$1,463	$(1,274)

The total contribution charged to pension expense for the Company’s defined contribution plans was $2,068 in 2007, $1,831 in 2006 and $1,753 in 2005. The Company expects to have no contributions to its defined benefit plans in 2008.

NOTE L —	Leases and Sale-leaseback Transactions

Future minimum lease commitments during each of the five years following December 31, 2007 and thereafter are as follows: $13,400 in 2008, $11,106 in 2009, $8,338 in 2010, $5,305 in 2011, $3,812 in 2012 and $12,799 thereafter. Rental expense for 2007, 2006 and 2005 was $14,687, $15,370 and $13,494, respectively.

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

NOTE M —	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005

NUMERATOR
Net income	$21,197	$24,179	$30,808

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,106	10,997	10,908
Effect of dilutive securities:
Employee stock options	545	464	501

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,651	11,461	11,409
Amounts per common share:
Basic	$1.91	$2.20	$2.82

Diluted	$1.82	$2.11	$2.70

(a)	Stock options for 32,000 and 104,000 shares of common stock were excluded in the years ended December 31, 2007 and 2006, respectively, because they were anti-dilutive.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Foreign currency translation adjustment	$12,712	$5,384
Unrealized net losses on marketable securities, net of tax	(323)	-0-
Pension and postretirement benefit adjustments, net of tax	5,373	440

Total	$17,762	$5,824

NOTE O —	Restructuring and Unusual Charges

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

In 2006, the Company recorded restructuring and asset impairment charges associated with its planned closure of a manufacturing facility in the Supply Technologies segment. The charges (credits) were composed of $800 of inventory and tooling included in Cost of Products Sold, $297 of pension curtailment and $(1,106) of postretirement benefit curtailment. In 2007, the Company recorded an additional $2,214 charge for inventory related restructuring charges which are included in Cost of Products Sold.

The accrued liability for severance and exit costs and related cash payments consisted of:

Balance at January 1, 2005	$462
Exit charges recorded in 2005	400
Cash payments made in 2005	(266)

Balance at December 31, 2005	596
Cash payments made in 2006	(312)

Balance at December 31, 2006	284
Cash payments made in 2007	(284)

Balance at December 31, 2007	$-0-

As of December 31, 2006, all of the 525 employees identified in 2001 and all of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation. As of December 31, 2007, the Company had an accrued liability of $-0- for future estimated employee severance and plant closing payments.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company’s balance sheet reflected assets held for sale at their estimated current value of $3,330 for property, plant and equipment. Net sales for the businesses that were included in net assets held for sale were $-0- in 2007, 2006 and 2005.

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

During 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable in euros against the U.S. dollar, for a notional amount of $1,000, of which $-0- was outstanding at December 31, 2006. The Company recognized $61 of foreign currency losses upon settlement of the forward contracts in 2006. The Company used no derivative instruments in 2007, and there were no such currency hedge contracts outstanding at December 31, 2007.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

2007
Net sales	$267,886	$286,636	$269,104	$247,815
Gross profit	38,609	42,380	42,224	35,891
Net income	$5,205	$5,849	$6,228	$3,916

Amounts per common share:
Basic	$.47	$.53	$.56	$.35

Diluted	$.45	$.50	$.53	$.34

2006
Net sales	$260,221	$268,453	$257,167	$270,405
Gross profit	36,887	37,715	36,200	37,349
Net income	$4,757	$4,901	$3,736	$10,785

Amounts per common share:
Basic	$.43	$.45	$.34	$.98

Diluted	$.42	$.43	$.33	$.94

Note 1 —	In the fourth quarter of 2006, the Company acquired all of the capital stock of NABS for $21,200 in cash.

Note 2 —	In the fourth quarter of 2006, the Company reversed $5,000 of its domestic deferred tax asset valuation allowances as it has been determined the realization of this amount is more likely than not.

Note 3 —	At the end of fourth quarter 2007, the Company adjusted downward the amounts initially recorded for revenue, gross profit and net income by approximately $18,000, $4,000 and $2,600, respectively. These adjustments were made to exclude certain costs from suppliers and subcontractors from the percentage of completion calculation that is used to account for long-term industrial equipment contracts. We performed an evaluation to determine if these adjustments recorded in the fourth quarter of 2007 were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which was adopted in 2006. Based on this analysis, we concluded the errors were not material to any individual prior periods and, therefore as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended.

Schedule II

PARK-OHIO HOLDINGS CORP.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period
	(Dollars in thousands)

Year Ended December 31, 2007:
Allowances deducted from assets:
Trade receivable allowances	$4,305	$1,609	$(2,190	)(A)	$3,724
Inventory Obsolescence reserve	22,978	4,383	(6,929	)(B)	20,432
Tax valuation allowances	316	1,901	0		2,217
Product warranty liability	3,557	4,526	(2,284	)(C)	5,799

Year Ended December 31, 2006:
Allowances deducted from assets:
Trade receivable allowances	$5,120	$2,330	$(3,145	)(A)	$4,305
Inventory Obsolescence reserve	19,166	7,216	(3,404	)(B)	22,978
Tax valuation allowances	7,011	(4,806)	(1,889	)(D)	316
Product warranty liability	3,566	2,797	(2,806	)(C)	3,557

Year Ended December 31, 2005:
Allowances deducted from assets:
Trade receivable allowances	$3,976	$3,230	$(2,086	)(A)	$5,120
Inventory Obsolescence reserve	18,604	6,704	(6,142	)(B)	19,166
Tax valuation allowances	19,231	(12,220)			7,011
Product warranty liability	4,281	2,593	(3,308	)(C)	3,566

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Excess tax benefit initially recorded in connection with the exercise of stock options.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2007.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2007, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2007, due solely to the material weakness in the Company’s internal control over financial reporting described below in “Management’s assessment of the effectiveness of the Company’s internal control over financial reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the consolidated financial statements included in this annual report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting solely as a result of the following material weakness:

•	The Company did not maintain effective controls over the revenue recognition process.

The Company primarily uses the percentage of completion method to account for its long-lead industrial equipment contracts. The Company’s controls did not identify that when initially calculating the percentage of completion in 2007, costs of purchases from certain suppliers and subcontractors were included in costs incurred prior to the Company being invoiced. This resulted in adjustments in 2007 to exclude such costs from the percentage of completion calculation. Management believes that the consolidated financial statements included in this annual report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This attestation report is included at page 34 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is evaluating appropriate changes in internal controls to address the material weakness described above.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

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

The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2007.

Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise price of	outstanding	equity compensation plans
	outstanding options	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	875,719	$4.83	674,484
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	875,719	$4.83	674,484

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) The following financial statements are included in Part II, Item 8 of this annual report on Form 10-K:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) Exhibits:

The exhibits filed as part of this annual report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP. (Registrant)

By:	/s/ Richard P. Elliott
Richard P. Elliott, Vice President
and Chief Financial Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director
March 17, 2008
* Richard P. Elliott	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 17, 2008

By:	/s/ Robert D. Vilsack,
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2007

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. on June 26, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof).
4.2		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.7*	Summary of Annual Cash Bonus Plan for Chief Executive Officer (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended March 31, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.8*	Summary of Annual Cash Bonus Plan for President and Chief Operating Officer (filed as Exhibit 10.2 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.9*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008.

Exhibit

10	.10*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008.
21.1		List of Subsidiaries of Park-Ohio Holdings Corp.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.