Form 10-Q
period 2008-06-30
PARK OHIO HOLDINGS CORP
filed 2008-08-11
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2008: 11,236,317.

The Exhibit Index is located on page 23.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$32,678	$14,512
Accounts receivable, less allowances for doubtful accounts of $3,273 at June 30, 2008 and $3,724 at December 31, 2007	194,451	172,357
Inventories	233,056	215,409
Deferred tax assets	21,976	21,897
Unbilled contract revenue	21,570	24,817
Other current assets	15,705	15,232

Total Current Assets	519,436	464,224
Property, Plant and Equipment	275,804	266,222
Less accumulated depreciation	170,222	160,665

	105,582	105,557
Other Assets
Goodwill	101,060	100,997
Net assets held for sale	3,203	3,330
Other	102,547	95,081

	$831,828	$769,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$139,311	$121,875
Accrued expenses	78,813	67,007
Current portion of long-term debt	8,172	2,362
Current portion of other postretirement benefits	2,041	2,041

Total Current Liabilities	228,337	193,285
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	164,400	145,400
Other long-term debt	2,770	2,287
Deferred tax liability	22,722	22,722
Other postretirement benefits and other long-term liabilities	23,227	24,017

	423,119	404,426
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	12,249	12,233
Additional paid-in capital	63,043	61,956
Retained earnings	99,981	90,782
Treasury stock, at cost	(14,217)	(11,255)
Accumulated other comprehensive income	19,316	17,762

	180,372	171,478

	$831,828	$769,189

Note:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

Net sales	$285,940	$286,636	$553,030	$554,522
Cost of products sold	242,205	244,256	470,602	473,533

Gross profit	43,735	42,380	82,428	80,989
Selling, general and administrative expenses	28,012	24,859	53,957	50,349
Gain on sale of assets held for sale	-0-	-0-	-0-	(2,299)

Operating income	15,723	17,521	28,471	32,939
Interest expense	6,632	8,286	13,896	16,293

Income before income taxes	9,091	9,235	14,575	16,646
Income taxes	3,374	3,386	5,376	5,593

Net income	$5,717	$5,849	$9,199	$11,053

Amounts per common share:
Basic	$.52	$.53	$.83	$1.00
Diluted	$.49	$.50	$.79	$.95
Common shares used in the computation:
Basic	11,082	11,061	11,118	11,055

Diluted	11,597	11,631	11,644	11,598

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2008	$12,233	$61,956	$90,782	$(11,255)	$17,762	$171,478
Comprehensive income:
Net income			9,199			9,199
Foreign currency translation adjustment					1,615	1,615
Unrealized loss on marketable securities, net of tax					(143)	(143)
Pension and post retirement benefit adjustments, net of tax					82	82
Restricted stock award	16	(16)				-0-

Comprehensive income						10,753
Amortization of restricted stock		864				864
Purchase of treasury stock				(2,962)		(2,962)
Share-based compensation		239				239

Balance at June 30, 2008	$12,249	$63,043	$99,981	$(14,217)	$19,316	$180,372

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$9,199	$11,053
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,459	10,686
Share-based compensation expense	1,103	980
Gain on sale of assets held for sale	-0-	(2,299)
Changes in operating assets and liabilities:
Accounts receivable	(22,094)	(7,381)
Inventories and other current assets	(17,103)	2,143
Accounts payable and accrued expenses	29,242	(28,888)
Other	(8,112)	3,435

Net Cash Provided (Used) by Operating Activities	2,694	(10,271)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(9,008)	(8,964)
Purchases of marketable securities	(413)	-0-
Sales of marketable securities	2,562	-0-
Proceeds from sale of assets held for sale	-0-	4,365

Net Cash Used by Investing Activities	(6,859)	(4,599)
FINANCING ACTIVITIES
Proceeds from debt, net	25,293	13,637
Purchase of treasury stock	(2,962)	(34)
Exercise of stock options	-0-	130

Net Cash Provided by Financing Activities	22,331	13,733

Increase (decrease) in Cash and Cash Equivalents	18,166	(1,137)
Cash and Cash Equivalents at Beginning of Period	14,512	21,637

Cash and Cash Equivalents at End of Period	$32,678	$20,500

Taxes paid	$4,002	$2,660
Interest paid	13,282	15,170

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008
(Dollar amounts in thousands — except per share data)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales:
Supply Technologies	$138,551	$131,133	$267,784	$269,890
Aluminum Products	43,984	48,563	84,520	90,650
Manufactured Products	103,405	106,940	200,726	193,982

	$285,940	$286,636	$553,030	$554,522

Income before income taxes:
Supply Technologies	$6,585	$5,548	$11,292	$12,132
Aluminum Products	(62)	1,404	(1,117)	2,154
Manufactured Products	14,419	14,164	27,641	23,673

	20,942	21,116	37,816	37,959
Corporate costs	(5,219)	(3,595)	(9,345)	(5,020)
Interest expense	(6,632)	(8,286)	(13,896)	(16,293)

Income before income taxes	$9,091	$9,235	$14,575	$16,646

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	June 30,	December 31,
	2008	2007

Identifiable assets were as follows:
Supply Technologies	$389,673	$354,165
Aluminum Products	112,819	98,524
Manufactured Products	277,710	231,459
General corporate	51,626	85,041

	$831,828	$769,189

NOTE C —	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 161 on its financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by FAS 159. Therefore, the adoption of FAS 159 did not have a material effect on the Company’s financial position or results of operations.

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

As of June 30, 2008, the Company’s financial assets subject to FAS 157 consisted of marketable equity securities and other investments totaling $1,553 and $6,524, respectively. The marketable securities are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

NOTE D —	Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2008	2007

Finished goods	$135,481	$129,074
Work in process	30,652	26,249
Raw materials and supplies	66,923	60,086

	$233,056	$215,409

NOTE E —	Shareholders’ Equity

At June 30, 2008, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 12,248,859 shares were issued, of which 11,228,817 were outstanding and 1,020,042 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE F —	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NUMERATOR
Net income	$5,717	$5,849	$9,199	$11,053

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,082	11,061	11,118	11,055
Effect of dilutive securities:
Employee stock options	515	570	526	543

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,597	11,631	11,644	11,598

Amounts per common share:
Basic	$.52	$.53	$.83	$1.00
Diluted	$.49	$.50	$.79	$.95

Stock options on 82,000 and 26,000 shares were excluded in the three months ended June 30, 2008 and 2007, respectively, and 69,000 and 13,000 shares were excluded in the six months ended June 30, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE G —	Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2008 and 2007 was $1,103 and $980, respectively. Total stock compensation expense recorded in the second quarter of 2008 and 2007 was $550 and $496, respectively. There were stock options for 65,000 shares awarded with an exercise price of $15.61 per share during the three months and six months ended June 30, 2008. There were 16,000 restricted stock awards during the three months and six months ended June 30, 2008. As of June 30, 2008, there was $3,622 of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.3 years.

NOTE H —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service costs	$108	$91	$216	$182	$43	$41	$86	$82
Interest costs	722	702	1,444	1,403	290	334	580	668
Expected return on plan assets	(2,408)	(2,213)	(4,816)	(4,425)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(2)	(24)	(4)	-0-	-0-	-0-	-0-
Amortization of prior service cost	34	34	68	68	(13)	(16)	(26)	(32)
Recognized net actuarial loss	(29)	-0-	(58)	-0-	71	146	142	292

Benefit (income) costs	$(1,585)	$(1,388)	$(3,170)	$(2,776)	$391	$505	$782	$1,010

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE I —	Comprehensive Income

Total comprehensive income was as follows:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$5,717	$5,849	$9,199	$11,053
Foreign currency translation	268	2,628	1,615	3,246
Unrealized loss on marketable securities, net of tax	(11)	-0-	(143)	-0-
Pension and post retirement benefit adjustments, net of tax	41	41	82	119

Total comprehensive income	$6,015	$8,518	$10,753	$14,418

The components of accumulated comprehensive income at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Foreign currency translation adjustment	$14,327	$12,712
Unrealized net losses on marketable securities, net of tax	(466)	(323)
Pension and postretirement benefit adjustments, net of tax	5,455	5,373

	$19,316	$17,762

The pension and postretirement benefit liability amounts are net of deferred taxes of $2,880 and $2,834 at June 30, 2008 and December 31, 2007, respectively. Unrealized net losses on marketable securities are net of deferred taxes of $293 and $182 at June 30, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE J —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2008	2007

Balance at January 1	$5,799	$3,557
Claims paid during the first six months	(1,757)	(647)
Additional warranties issued during the first six months	4,368	1,939

Balance at June 30	$8,410	$4,849

NOTE K —	Income Taxes

The effective income tax rate in the first six months of 2008 and 2007 was 37% and 34%, respectively.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statement of shareholders’ equity and cash flows for the six-month period ended June 30, 2008. These financial statements are the responsibility of the Company’s management.

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
August 8, 2008

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

Accounting Changes

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 161 on its financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

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

As of June 30, 2008, the Company’s financial assets subject to FAS 157 consisted of marketable equity securities and other investments totaling $1,553 and $6,524, respectively. The marketable securities are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Results of Operations

Six Months 2008 versus Six Months 2007

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Supply Technologies	$267.8	$269.9	$(2.1)	(1)%
Aluminum products	84.5	90.6	(6.1)	(7)%
Manufactured products	200.7	194.0	6.7	3%

Consolidated Net Sales	$553.0	$554.5	$(1.5)	0%

Consolidated net sales were essentially flat in the first six months of 2008 compared to the same period in 2007 as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments offset declines in Supply Technologies sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007 and reduced automotive sales. Supply Technologies sales decreased 1% primarily due to volume reductions in the heavy-duty truck industry, partially offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 7% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales increased 3% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$470.6	$473.5	$(2.9)	(1)%

Consolidated gross profit	$82.4	$81.0	$1.4	2%

Gross Margin	14.9%	14.6%

Cost of products sold were essentially flat in the first six months of 2008 compared to the same period in 2007, while gross margin increased to 14.9% in the first six months of 2008 from 14.6% in the same period of 2007.

Supply Technologies gross margin decreased slightly, as the effect of reduced heavy-duty truck sales volume outweighed the margin benefit from new sales. Aluminum Products gross margin decreased primarily due to both the costs associated with starting up new contracts and reduced volume. Gross margin in the Manufactured Products segment was essentially the same in the first six months of 2008 compared to the comparable period in 2007.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$54.0	$50.3	$3.7	7%
SG&A percent	9.8%	9.1%

Consolidated SG&A expenses increased 7% in the first six months of 2008 compared to the same period in 2007, representing a .7 percentage point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first six months of 2008 compared to the same period in 2007 primarily due to increased sales volume in the Manufactured Products Segment, which has a higher SG&A percentage of sales than the other segments, expenses related to the new office building and other corporate expenses, partially offset by a $.4 million increase in net pension credits.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Interest expense	$13.9	$16.3	$(2.4)	(15)%
Average outstanding borrowings	$384.0	$389.5	$(5.5)	(1)%
Average borrowing rate	7.24%	8.37%	113	basis points

Interest expense decreased $2.4 million in the first six months of 2008 compared to the same period of 2007, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the first six months of 2008. The decrease in average borrowings in the first six months of 2008 resulted primarily from earnings, partially offset by increased working capital. The lower average borrowing rate in the first six months of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007.

Income Tax:

The provision for income taxes was $5.4 million in the first half of 2008, a 37% effective income tax rate, compared to income taxes of $5.6 million provided in the corresponding period of 2007, an effective 34% income tax rate. We estimate that the effective tax rate for full-year 2008 will be approximately 36%.

Results of Operations

Second Quarter 2008 versus Second Quarter 2007

Net Sales by Segment:

	Three Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Supply Technologies	$138.5	$131.1	$7.4	6%
Aluminum Products	44.0	48.6	(4.6)	(9)%
Manufactured Products	103.4	106.9	(3.5)	(3)%

Consolidated Net Sales	$285.9	$286.6	$(.7)	0%

Consolidated net sales were essentially the same in the second quarter of 2008 compared to the same quarter in 2007 as growth in the Supply Technologies segment offset declines in the Aluminum Products and Manufactured Products Segments. Supply Technologies sales increased 6% primarily due to the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 9% as the sales volume from new contracts starting production ramp-up was offset by the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales decreased 3% primarily in the induction equipment business but was offset by growth in the pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$242.2	$244.3	$(2.1)	(1)%

Consolidated gross profit	$43.7	$42.4	$1.3	3%

Gross Margin	15.3%	14.8%

Cost of products sold decreased 1% in the second quarter of 2008 compared to the same quarter in 2007, while gross margin increased to 15.3% in the second quarter of 2008 from 14.8% in the same quarter of 2007.

Supply Technologies gross margin increased from sales volume from new customers. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and delays in new contract volume ramp-ups. Gross margin in the Manufactured Products segment increased primarily due to product mix.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$28.0	$24.9	$3.1	12%
SG&A percent	9.8%	8.7%

Consolidated SG&A expenses increased 12% in the second quarter of 2008 compared to the same quarter in 2007, representing an increase in SG&A expenses as a percent of sales of 1.1% from 8.7% to 9.8%. SG&A increased in the second quarter of 2008 compared to the same quarter in 2007 primarily due to increased expenses associated with the Manufactured Products Segment, which has a higher SG&A percentage of sales than other businesses, and expenses related to the new office building and other corporate expenses, partially offset by a $.2 million increase in net pension credits.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2008	2007	Change	Change

Interest expense	$6.6	$8.3	$(1.7)	(20)%
Average outstanding borrowings	$390.2	$392.3	$(2.1)	(1)%
Average borrowing rate	6.80%	8.46%	166	basis points

Interest expense decreased $1.7 million in the second quarter of 2008 compared to the same period of 2007, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the second quarter of 2008. The decrease in average borrowings in the second quarter of 2008 resulted primarily from earnings, partially offset by increased working capital. The lower average borrowing rate in the second quarter of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007.

Income Tax:

The provision for income taxes was $3.4 million in the second quarter of 2008, a 37% effective income tax rate, compared to income taxes of $3.4 million provided in the corresponding quarter of 2007, an effective 37% income tax rate.

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

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of June 30, 2008, the Company had $164.4 million outstanding under the revolving credit facility, and approximately $71.2 million of unused borrowing availability.

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

At June 30, 2008, the Company was in compliance with the debt service coverage ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.27 at June 30, 2008 versus 2.40 at December 31, 2007. Working capital increased by $21.0 million to $291.1 million at June 30, 2008 from $270.1 million at December 31, 2007.

During the first six months of 2008, the Company provided $2.7 million from operating activities compared to using $10.3 million in the same period of 2007. The increase in operating cash provision of $13.0 million was primarily the result of a larger increase in accounts payable and accrued expenses in the first six months of 2008 compared to the same period of 2007 (an increase of $29.2 million compared to a decrease of $28.9 million, respectively), primarily due to an increase in advance billings in the first six months of 2008 of $8.8 million versus a reduction in advance billings in the first six months of 2007 of $13.2 million and to improvements in the timing of payments of accounts payable. This difference, plus a decrease in net income of $1.9 million, was offset by a larger increase in accounts receivable, inventories and other current assets in the first six months of 2008 compared to the same period of 2007 (an increase of $39.2 million compared to an increase of $5.2 million, respectively), due to an inventory increase in the Manufactured Products Segment and a receivable increase at the Supply Technologies and Aluminum Products Segments reflecting higher sales in the current quarter versus the prior quarter. In the first six months of 2008, the Company also used cash of $9.0 million for capital expenditures. These activities, plus cash interest and taxes payments of $17.3 million, $3.0 million of cash paid to purchase the Company’s common stock, and a net increase in borrowing of $25.3 million, resulted in an increase in cash of $18.2 million in the first six months of 2008.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At June 30, 2008, none were outstanding. We currently have no other derivative instruments.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “will”, “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $164.4 million at June 30, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.8 million during the six-month period ended June 30, 2008.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2008, we recorded a favorable foreign currency translation adjustment of $1.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2008, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2008, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,400 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as	Shares (or Units)
	of Shares		Paid per	Part of Publicly	that May yet be
	(or Units)		Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs(1)

April 1, 2008 through April 30, 2008	382	(2)	$18.41	0	903,692
May 1, 2008 through May 31, 2008	16,025		$15.51	16,025	887,667
June 1, 2008 through June 30, 2008	134,512		$15.34	134,512	753,155

Total:	150,919		$15.36	150,537	753,155

(1)	The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. The Company purchased 150,537 shares under this program during the quarter ended June 30, 2008.

(2)	Consists of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 20, 2008. The shareholders approved the elections of three directors to serve until the annual meeting of stockholders in the year 2011. The votes cast for each nominee were as follows:

	For	Withheld

Edward F. Crawford	10,152,308	1,211,428
Kevin R. Greene	10,090,259	1,273,477
Dan T. Moore, III	10,175,863	1,187,873

Item 6.	Exhibits

The following exhibits are included herein:

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2008

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002