Form 10-Q
period 2008-09-30
PARK OHIO HOLDINGS CORP
filed 2008-11-10
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2008: 11,022,171.

The Exhibit Index is located on page 25.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$28,992	$14,512
Accounts receivable, less allowances for doubtful accounts of $3,026 at September 30, 2008 and $3,724 at December 31, 2007	185,697	172,357
Inventories	236,581	215,409
Deferred tax assets	21,897	21,897
Unbilled contract revenue	21,014	24,817
Other current assets	13,593	15,232

Total Current Assets	507,774	464,224
Property, Plant and Equipment	250,679	266,222
Less accumulated depreciation	156,285	160,665

	94,394	105,557
Other Assets
Goodwill	100,683	100,997
Net assets held for sale	-0-	3,330
Other	104,272	95,081

	$807,123	$769,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$136,045	$121,875
Accrued expenses	75,046	67,007
Current portion of long-term debt	8,063	2,362
Current portion of other postretirement benefits	2,041	2,041

Total Current Liabilities	221,195	193,285
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	160,200	145,400
Other long-term debt	2,114	2,287
Deferred tax liability	22,722	22,722
Other postretirement benefits and other long-term liabilities	23,770	24,017

	418,806	404,426
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	12,199	12,233
Additional paid-in capital	63,663	61,956
Retained earnings	90,913	90,782
Treasury stock, at cost	(14,421)	(11,255)
Accumulated other comprehensive income	14,768	17,762

	167,122	171,478

	$807,123	$769,189

Note:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

Net sales	$266,148	$269,104	$819,178	$823,626
Cost of products sold	226,759	226,880	697,361	700,413

Gross profit	39,389	42,224	121,817	123,213
Selling, general and administrative expenses	28,799	24,187	82,755	74,537
Impairment charges	17,480	-0-	17,480	-0-
Gain on sale of assets held for sale	-0-	-0-	-0-	(2,299)

Operating income (loss)	(6,890)	18,037	21,582	50,975
Interest expense	6,775	7,993	20,672	24,286

Income (loss) before income taxes	(13,665)	10,044	910	26,689
Income taxes (benefit)	(4,597)	3,816	779	9,408

Net income (loss)	$(9,068)	$6,228	$131	$17,281

Amounts per common share:
Basic	$(.82)	$.56	$.01	$1.56
Diluted	$(.82)	$.53	$.01	$1.48
Common shares used in the computation:
Basic	11,006	11,127	11,081	11,079

Diluted	11,006	11,707	11,606	11,641

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2008	$12,233	$61,956	$90,782	$(11,255)	$17,762	$171,478
Comprehensive income:
Net income			131			131
Foreign currency translation adjustment					(3,160)	(3,160)
Unrealized gain on marketable securities, net of tax					44	44
Pension and postretirement benefit adjustments, net of tax					122	122
Restricted stock awards	23	(23)				-0-

Comprehensive income (loss)						(2,863)
Amortization of restricted stock		1,299				1,299
Restricted stock exchanged for restricted share units	(62)	62				-0-
Purchase of treasury stock				(3,166)		(3,166)
Exercise of stock options (4,803 shares)	5	5				10
Share-based compensation		364				364

Balance at September 30, 2008	$12,199	$63,663	$90,913	$(14,421)	$14,768	$167,122

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$131	$17,281
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16,081	16,019
Share-based compensation expense	1,663	1,504
Gain on sale of assets held for sale	-0-	(2,299)
Impairment charges	17,480	-0-
Changes in operating assets and liabilities:
Accounts receivable	(13,340)	(15,751)
Inventories and other current assets	(17,950)	(540)
Accounts payable and accrued expenses	22,210	(12,696)
Other	(15,429)	4,592

Net Cash Provided by Operating Activities	10,846	8,110
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(15,756)	(14,292)
Purchases of marketable securities	(533)	-0-
Sales of marketable securities	2,751	-0-
Proceeds from sale of assets held for sale	-0-	4,365

Net Cash Used by Investing Activities	(13,538)	(9,927)
FINANCING ACTIVITIES
Proceeds from debt, net	20,328	(311)
Purchase of treasury stock	(3,166)	(910)
Exercise of stock options	10	279

Net Cash Provided (Used) by Financing Activities	17,172	(942)

Increase (decrease) in Cash and Cash Equivalents	14,480	(2,759)
Cash and Cash Equivalents at Beginning of Period	14,512	21,637

Cash and Cash Equivalents at End of Period	$28,992	$18,878

Taxes paid	$5,826	$4,386
Interest paid	15,236	18,048

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008
(Dollar amounts in thousands — except per share data)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales:
Supply Technologies	$131,668	$134,066	$399,452	$403,956
Aluminum Products	35,784	41,188	120,304	131,838
Manufactured Products	98,696	93,850	299,422	287,832

	$266,148	$269,104	$819,178	$823,626

Income (loss) before income taxes:
Supply Technologies	$5,259	$8,288	$16,551	$20,420
Aluminum Products	(17,557)	1,131	(18,674)	3,285
Manufactured Products	10,062	11,619	37,703	35,292

	(2,236)	21,038	35,580	58,997
Corporate costs	(4,654)	(3,001)	(13,998)	(8,022)
Interest expense	(6,775)	(7,993)	(20,672)	(24,286)

Income (loss) before income taxes	$(13,665)	$10,044	$910	$26,689

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	September 30,	December 31,
	2008	2007

Identifiable assets were as follows:
Supply Technologies	$394,568	$354,165
Aluminum Products	92,187	98,524
Manufactured Products	277,346	231,459
General corporate	43,022	85,041

	$807,123	$769,189

During the third quarter of 2008, the Company recorded $18,059 of impairment charges associated with the recent volume declines and volatility in the automotive markets (See Note L). Below is a summary of these charges by segment.

		Cost of
	Asset	Products
	Impairment	Sold	Total

Aluminum Products	$13,189	$579	$13,768
Manufactured Products	4,291	-0-	4,291

	$17,480	$579	$18,059

NOTE C —	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for the Company in 2009. The adoption of FAS 161 will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. FAS 160 is required to be adopted prospectively, with limited exceptions, effective for the Company in 2009. The Company is currently evaluating the effect the adoption of FAS 160 will have on its financial position, results of operations and related disclosures.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by FAS 159. Therefore, the adoption of FAS 159 did not impact the Company’s financial position or results of operations.

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

As of September 30, 2008, the Company’s financial assets subject to FAS 157 consisted of marketable equity securities and other investments totaling $1,235 and $7,261, respectively. The marketable securities are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

NOTE D —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2008	2007

Finished goods	$137,308	$129,074
Work in process	30,052	26,249
Raw materials and supplies	69,221	60,086

	$236,581	$215,409

NOTE E —	Shareholders’ Equity

At September 30, 2008, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 12,199,192 shares were issued, of which 11,168,971 were outstanding and 1,030,221 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE F —	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NUMERATOR
Net income (loss)	$(9,068)	$6,228	$131	$17,281

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,006	11,127	11,081	11,079
Effect of dilutive securities:
Employee stock options	(a )	580	525	562

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,006	11,707	11,606	11,641

Amounts per common share:
Basic	$(.82)	$.56	$.01	$1.56
Diluted	$(.82)	$.53	$.01	$1.48

(a)	The addition of 539,000 shares in the three months ended September 30, 2008 would result in anti-dilution because the Company reported a net loss in that period.

Stock options on 47,000 shares were excluded in the three months ended September 2007 and 88,000 and 25,000 shares were excluded in the nine months ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE G —	Stock-Based Compensation

Total stock compensation expense recorded in the first nine months of 2008 and 2007 was $1,663 and $1,504, respectively. Total stock compensation expense recorded in the third quarter of 2008 and 2007 was $560 and $524, respectively. There were stock options for 15,000 shares awarded with an exercise price of $13.40 per share during the three months ended September 30, 2008. There were stock options for 80,000 shares awarded with an average exercise price of $15.20 per share during the nine months ended September 30, 2008. There were 7,500 and 23,500 restricted stock awards during the three months and nine months ended September 30, 2008, respectively. As of September 30, 2008, there was $3,273 of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.2 years.

On September 11, 2008, the Company delayed the vesting of 61,970 restricted shares of the Company’s common stock held by two of the Company’s officers. In lieu of vesting the restricted shares, the officers agreed to exchange 61,970 shares of restricted stock for 61,970 restricted stock units. The restricted stock units were fully vested and will be paid in shares of the Company’s common stock either upon termination of employment with the Company or when the deduction by the Company for such payment would not be prohibited under Section 162(m) of the Internal Revenue Code.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE H —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits
	Three Months		Nine Months		Postretirement Benefits
	Ended		Ended		Three Months		Nine Months
	September 30,		September 30,		Ended September 30,		Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service costs	$108	$91	$324	$273	$43	$41	$129	$123
Interest costs	722	702	2,166	2,105	290	333	870	1,000
Expected return on plan assets	(2,408)	(2,213)	(7,224)	(6,638)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(2)	(36)	(6)	-0-	-0-	-0-	-0-
Amortization of prior service cost	34	34	102	102	(13)	(16)	(39)	(48)
Recognized net actuarial loss	(29)	-0-	(87)	-0-	71	146	213	438

Benefit (income) costs	$(1,585)	$(1,388)	$(4,755)	$(4,164)	$391	$504	$1,173	$1,513

NOTE I —	Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(9,068)	$6,228	$131	$17,281
Foreign currency translation	(4,775)	3,755	(3,160)	7,001
Unrealized loss on marketable securities, net of tax	187	-0-	44	-0-
Pension and post retirement benefit adjustments, net of tax	40	59	122	178

Total comprehensive income (loss)	$(13,616)	$10,042	$(2,863)	$24,460

The components of accumulated comprehensive income at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Foreign currency translation adjustment	$9,552	$12,712
Unrealized net losses on marketable securities, net of tax	(279)	(323)
Pension and postretirement benefit adjustments, net of tax	5,495	5,373

	$14,768	$17,762

The pension and postretirement benefit liability amounts are net of deferred taxes of $2,904 and $2,834 at September 30, 2008 and December 31, 2007, respectively. Unrealized net losses on marketable securities are net of deferred taxes of $160 and $182 at September 30, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

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

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2008	2007

Balance at January 1	$5,799	$3,557
Claims paid during the first nine months	(2,105)	(1,167)
Additional warranties issued during the first nine months	3,506	3,312

Balance at September 30	$7,200	$5,702

NOTE K —	Income Taxes

The effective income tax rate in the first nine months of 2008 and 2007 was 86% and 35%, respectively. The increase in the effective income tax rate is primarily due to lower income before taxes.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.

NOTE L —	Impairment Charges

Due to the recent volume declines and volatility in the automotive markets, the Company evaluated its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. During the third quarter of 2008, based on the results of these tests, the Company recorded asset impairment charges of $18,059, which were composed of $579 of inventory impairment included in Cost of Products Sold and $17,480 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

		Cost of
	Asset	Products
	Impairment	Sold	Total

Aluminum Products	$13,189	$579	$13,768
Manufactured Products	4,291	-0-	4,291

	$17,480	$579	$18,059

NOTE M —	Goodwill

Subsequent to the end of the third quarter, the Company experienced a sharp decline in its stock price. The Company believes this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to its stock price that the Company believes do not necessarily reflect changes in its business as of the end of the third quarter. However, due to the fact that the Company is required to use a hypothetical market participant’s perspective when developing the assumptions to estimate fair value for its annual impairment tests, it is possible that the estimated fair value of its goodwill may be less than its carrying amounts when the Company performs its annual impairment tests during the fourth quarter. If so, the Company would be required to record an additional non-cash impairment charge during the fourth quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statement of shareholders’ equity and cash flows for the nine-month period ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

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
November 7, 2008

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

The domestic and international automotive markets were significantly impacted in 2008, which adversely affected our business units serving those markets. During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. The charges were composed of $.6 million of inventory impairment included in Cost of Products Sold and $17.5 million for impairment of property and equipment and other long-term assets. See Note L to the consolidated financial statements included in this quarterly report on Form 10-Q.

Accounting Changes

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of

FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for the Company in 2009. The adoption of FAS 161 will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. FAS 160 is required to be adopted prospectively, with limited exceptions, effective for the Company in 2009. The Company is currently evaluating the effect the adoption of FAS 160 will have on its financial position, results of operations and related disclosures.

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

As of September 30, 2008, the Company’s financial assets subject to FAS 157 consisted of marketable equity securities and other investments totaling $1,235 and $7,261, respectively. The marketable securities are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Results of Operations

Nine Months 2008 versus Nine Months 2007

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Supply Technologies	$399.5	$404.0	$(4.5)	(1)%
Aluminum Products	120.3	131.8	(11.5)	(9)%
Manufactured Products	299.4	287.8	11.6	4%

Consolidated Net Sales	$819.2	$823.6	$(4.4)	(1)%

Consolidated net sales were essentially flat in the first nine months of 2008 compared to the same period in 2007 as growth in the Manufactured Products segment nearly offset declines in Aluminum Products sales resulting from reduced automotive sales and Supply Technologies sales resulting from reduced sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. Supply Technologies sales decreased 1% primarily due to volume reductions in the heavy-duty truck industry, partially offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 9% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales increased 4% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries. Approximately 20% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of net sales by segment were approximately 17%, 79% and 8% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$697.4	$700.4	$(3.0)	0%

Consolidated gross profit	$121.8	$123.2	$(1.4)	(1)%

Gross Margin	14.9%	15.0%

Cost of products sold were essentially flat in the first nine months of 2008 compared to the same period in 2007, while gross margin decreased to 14.9% in the first nine months of 2008 from 15.0% in the same period of 2007.

Supply Technologies gross margin decreased slightly, as the effect of reduced heavy-duty truck sales volume outweighed the margin benefit from new sales. Aluminum Products gross margin decreased primarily due to both the costs associated with starting up new contracts and reduced volume. Gross margin in the Manufactured Products segment was essentially the same in the first nine months of 2008 compared to the comparable period in 2007.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$82.8	$74.5	$8.3	11%
SG&A percent of sales	10.1%	9.0%

Consolidated SG&A expenses increased 11% in the first nine months of 2008 compared to the same period in 2007, representing a 1.1 percentage point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first nine months of 2008 compared to the same period in 2007 primarily due to higher professional fees in the Supply Technologies and Manufactured Products segments, expenses related to the new office building and other one-time charges at the corporate office consisting of losses on the sales of securities, severance costs and legal and professional fees, partially offset by a $.6 million increase in net pension credits.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Interest expense	$20.7	$24.3	$(3.6)	(15)%
Average outstanding borrowings	$385.7	$387.6	$(1.9)	(1)%
Average borrowing rate	7.15%	8.35%	(120)	basis points

Interest expense decreased $3.6 million in the first nine months of 2008 compared to the same period of 2007, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the first nine months of 2008. The decrease in average borrowings in the first nine months of 2008 resulted primarily from increased cash flow, partially offset by increased working capital. The lower average borrowing rate in the first nine months of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007.

Impairment Charges

During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. Charges of $17.5 million were for impairment of property and equipment and other long-term assets.

Income Tax:

The provision for income taxes was $.8 million in the first nine months of 2008, an 86% effective income tax rate, compared to income taxes of $9.4 million provided in the corresponding period of 2007, a 35% effective income tax rate. We estimate that the effective tax rate for full-year 2008 will be approximately 38%.

Results of Operations

Third Quarter 2008 versus Third Quarter 2007

Net Sales by Segment:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Supply Technologies	$131.7	$134.1	$(2.4)	(2)%
Aluminum Products	35.8	41.2	(5.4)	(13)%
Manufactured Products	98.6	93.8	4.8	5%

Consolidated Net Sales	$266.1	$269.1	$(3.0)	(1)%

Consolidated net sales were essentially the same in the third quarter of 2008 compared to the same quarter in 2007 as growth in the Manufactured Products segment nearly offset declines in the Supply Technologies and Aluminum Products segments. Supply Technologies sales decreased 2% primarily due to reduced sales to the heavy-duty truck market nearly offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 13% as the sales volume from new contracts starting production ramp-up was offset by the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 5% primarily in the induction equipment business and the pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$226.8	$226.9	$(.1)	0%

Consolidated gross profit	$39.4	$42.2	$(2.8)	7%

Gross Margin	14.8%	15.7%

Cost of products sold was flat in the third quarter of 2008 compared to the same quarter in 2007, while gross margin decreased to 14.8% in the third quarter of 2008 from 15.7% in the same quarter of 2007.

Supply Technologies gross margin decreased primarily from product mix. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and delays in new contract volume ramp-ups. Gross margin in the Manufactured Products segment increased primarily from increased parts and service sales in the capital equipment business which have a higher gross margin.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$28.8	$24.2	$4.6	19%
SG&A percent of sales	10.8%	9.0%

Consolidated SG&A expenses increased 19% in the third quarter of 2008 compared to the same quarter in 2007, representing an increase in SG&A expenses as a percent of sales of 1.8%. SG&A increased in the third quarter of 2008 compared to the same quarter in 2007 primarily due to higher professional fees in the Supply Technologies and Manufactured Products segments, expenses related to the new office building and other one-time charges at the corporate office consisting of losses on the sales of securities, severance costs and legal and professional fees, partially offset by a $.2 million increase in net pension credits.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Interest expense	$6.8	$8.0	$(1.2)	(15)%
Average outstanding borrowings	$388.6	$384.4	$4.2	1%
Average borrowing rate	7.00%	8.32%	(132)	basis points

Interest expense decreased $1.2 million in the third quarter of 2008 compared to the same period of 2007, due to a lower average borrowing rate during the third quarter of 2008 partially offset by higher average outstanding borrowings. The increase in average borrowings in the third quarter of 2008 resulted from increased working capital. The lower average borrowing rate in the third quarter of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007.

Impairment Changes

During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. Charges of $17.5 million were for impairment of property and equipment and other long-term assets.

Income Tax:

The benefit for income taxes was $4.6 million in the third quarter of 2008, a 34% effective income tax rate, compared to a provision for income taxes of $3.8 million provided in the corresponding quarter of 2007, a 38% effective income tax rate.

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

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of September 30, 2008, the Company had $160.2 million outstanding under the revolving credit facility and approximately $76.4 million of unused borrowing availability.

Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements. The future availability of bank borrowings under the revolving credit facility is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings. Disruptions, uncertainty or volatility in the credit markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

At September 30, 2008, the Company was in compliance with the debt service coverage ratio covenant and other covenants contained in the revolving credit facility.

The ratio of current assets to current liabilities was 2.30 at September 30, 2008 versus 2.40 at December 31, 2007. Working capital increased by $16.5 million to $286.6 million at September 30, 2008 from $270.1 million at December 31, 2007.

During the first nine months of 2008, the Company provided $10.8 million from operating activities compared to $8.1 million in the same period of 2007. The increase in operating cash provision of $2.7 million was primarily the result of a larger increase in accounts payable and accrued expenses in the first nine months of 2008 compared to the same period of 2007 (an increase of $22.2 million compared to a decrease of $12.7 million, respectively), primarily due to an increase in advance billings in the first nine months of 2008 of $6.1 million versus a reduction in advance billings in the first nine months of 2007 of $7.3 million and to improvements in the timing of payments of accounts payable. This difference, plus a decrease in net income of $17.2 million, was offset by non-cash impairment charges of $17.5 million and a larger increase in accounts receivable, inventories and other current assets in the first nine months of 2008 compared to the same period of 2007 (an increase of

$31.3 million compared to an increase of $16.3 million, respectively), due to an inventory increase in the Manufactured Products Segment and a receivable increase at the Supply Technologies and Aluminum Products Segments. In the first nine months of 2008, the Company also used cash of $15.8 million for capital expenditures. These activities, plus cash interest and tax payments of $21.1 million, $3.2 million of cash paid to purchase the Company’s common stock, and a net increase in borrowing of $20.3 million, resulted in an increase in cash of $14.5 million in the first nine months of 2008.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2008, none were outstanding. We currently have no other derivative instruments.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “will”, “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $160.2 million at September 30, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million during the nine-month period ended September 30, 2008.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2008, we recorded an unfavorable foreign currency translation adjustment of $3.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2008, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2008, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,400 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as	Shares (or Units)
	of Shares		Paid per	Part of Publicly	that May yet be
	(or Units)		Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs(1)

July 1, 2008 through July 31, 2008	—		$—	-0-	753,155
August 1, 2008 through August 31, 2008	291	(2)	$21.29	-0-	753,155
September 1, 2008 through September 30, 2008	9,888	(2)	$20.00	-0-	753,155

Total:	10,179		$20.04	-0-	753,155

(1)	The Company has a share repurchase program, which it announced on September 27, 2006, whereby the Company may repurchase up to 1.0 million shares of its common stock. The Company did not purchase shares under this program during the quarter ended September 30, 2008.

(2)	Consists of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

The following exhibits are included herein:

10.1	Separation agreement with Richard P. Elliott, former Vice President and Chief Financial Officer, dated as of July 17, 2008
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2008

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit

10.1	Separation agreement with Richard P. Elliott, former Vice President and Chief Financial Officer, dated as of July 17, 2008
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002