Form 10-K
period 2008-12-31
PARK OHIO HOLDINGS CORP
filed 2009-03-16
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $119,641,700, based on the closing price of $14.76 per share of the registrant’s Common Stock on June 30, 2008.

Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 27, 2009: 10,795,868.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 28, 2009 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2008, we employed approximately 3,500 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES FOR 2008	$521.3 million (49% of total)	$156.3 million (15% of total)	$391.2 million (36% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 175,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Control arms • Front engine covers • Cooling modules • Knuckles • Pump housings • Clutch retainers/pistons • Master cylinders • Pinion housings • Oil pans • Flywheel spacers	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
SELECTED INDUSTRIES SERVED
•   Heavy-duty truck
•   Automotive and vehicle parts
•   Electrical distribution and controls
•   Power sports/fitness equipment
•   HVAC
•   Aerospace and defense
•   Electrical components
•   Appliance
•   Semiconductor equipment
• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Ferrous and non-ferrous metals
•   Coatings
•   Forging
•   Foundry
•   Heavy-duty truck
•   Construction equipment
•   Silicon
•   Automotive
•   Oil and gas
•   Rail and locomotive manufacturing
• Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 49 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

In October 2006, we acquired all of the capital stock of NABS, Inc. (“NABS”) for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has operations across Europe, Asia, Mexico and the United States. The historical financial data contained throughout this annual report on Form 10-K excludes the results of operations of NABS prior to October 18, 2006. See Note C to the consolidated financial statements included elsewhere herein.

In July 2005, we acquired substantially all of the assets of the Purchased Parts Group, Inc. (“PPG”), a provider of supply chain management services for a broad range of production components. At acquisition date, PPG operated 12 service centers in the United States, of which nine have since been consolidated into other Supply Technologies operations, and also serves customers in the United Kingdom and Mexico. This acquisition added to our customer and supplier bases, and expanded our geographic presence. Supply Technologies has eliminated substantial overhead costs from PPG through the process of consolidating redundant service centers. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of PPG prior to July 20, 2005.

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

Markets and Customers.  For the year ended December 31, 2008, approximately 75% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Managementtm services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 6,000 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 35% and 33% of the sales of Supply Technologies for 2008 and 2007, respectively, with Navistar, Inc. (“Navistar”) representing 17% and 13%, respectively, of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The Company made a decision to exit its relationship with Navistar effective December 31, 2008, which, along with the general economic downturn, resulted in either the closure, downsizing or consolidation of eight facilities in the Company’s distribution network. The Company also evaluated its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”), to determine whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company recorded restructuring and asset impairment charges of $13.4 million in 2008 and expects to record additional charges of $1.8 million in 2009 related to the Supply Technologies segment. See Note O to the consolidated financial statements included elsewhere herein. The loss of any two of its remaining top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Aluminum Products

We believe that we are one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at seven manufacturing facilities in Ohio and Indiana.

Products and Services.  Our Aluminum Products business casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products’ principal products include front engine covers, cooling modules, control arms, knuckles, pump housings, clutch retainers and pistons, master cylinders, pinion housings, oil pans and flywheel spacers. In addition, we also provide value-added services such as design engineering, machining and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions.

Demand by automotive OEMs for aluminum castings has increased in recent years as they have sought lighter alternatives to steel and iron, primarily to increase fuel efficiency without compromising structural integrity. We believe that this replacement trend will continue as end-users and the regulatory environment require greater fuel efficiency.

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 64% of Aluminum Products sales for 2008 and 55% for 2007. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

During 2008, due to recent volume declines and volatility in the automotive markets, the Company evaluated its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) and based on the results of its tests recorded asset impairment charges of $13.2 million related to the Aluminum Products segment. See Note O to the consolidated financial statements included elsewhere herein.

Competition.  The aluminum castings industry serving North America has become less competitive as a result of recent bankruptcies. Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with aluminum casting capabilities able to meet, the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.

Manufactured Products

Our Manufactured Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, rubber products and forged and machined products. We manufacture these products in eleven domestic facilities and ten international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan. In January 2006, the Company completed the acquisition of all of the capital stock of Foundry Service GmbH (“Foundry Service”). In December 2005, we acquired substantially all of the assets of Lectrotherm, Inc. (“Lectrotherm”), which is primarily a provider of field service and spare parts for induction heating and melting systems, located in Canton, Ohio.

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 35% to 40% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We manufacture injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

Markets and Customers.  We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers. We sell rubber products primarily to sub-assemblers in the automotive, food processing and consumer appliance industries.

During 2008, due to recent volume declines and volatility in the automotive markets, the Company evaluated its long-lived assets in accordance with FAS 144 and, based on the results, of its tests recorded an asset impairment charge of $4.3 million related to the Manufactured Products segment. See Note O to the consolidated financial statements.

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

Sales and Marketing

Supply Technologies markets its products and services in the United States, Mexico, Canada, Western and Eastern Europe and East and South Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel and independent sales representatives. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

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

Customer Dependence

We have thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding us with supplier quality awards. The only customer which accounted for more than 10% of our consolidated sales in any of the past three years was Navistar in 2006.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained under the heading “Note B — Industry Segments” of the notes to the consolidated financial statements included herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2008, 2007 and 2006 is incorporated herein by reference.

Recent Developments

The information contained under the headings “Note C — Acquisitions”, “Note D — FAS 142, Goodwill and Other Intangible Assets” and “Note O — Restructuring and Unusual Charges” of the notes to the consolidated financial statements included herein is incorporated herein by reference.

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

Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government response to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

The current global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business and operating results.

The current global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.

Also, availability under our revolving credit facility may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under the revolving credit facility is based on the amount of receivables that meet the eligibility criteria of the revolving credit facility. As receivable losses increase or credit quality deteriorates, the amount of eligible receivables declines and, in turn, lowers the availability under the facility.

These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

The industries in which we operate are cyclical and are affected by the economy in general.

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products, and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve, particularly the existing downturn in the domestic automotive and heavy-duty truck industry, would have, and continue to have, a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 20% and 13% of our net sales during the year ended December 31, 2008 from the automobile and heavy-duty truck industries, respectively. Dramatically lower global automotive sales have resulted in lower demand for our products. Further economic decline that results in a reduction in automotive sales and production by our customers will have a material adverse effect on our business, results of operations and financial condition.

Navistar, our largest customer, accounted for approximately 8% of our net sales for the year ended December 31, 2008. We made a decision to exit our relationship with Navistar effective December 31, 2008. The loss of a portion of business to any of our other major automotive or heavy-duty truck customers could have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply these customers at current levels.

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

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2008, our seven largest customers accounted for approximately 20% of our net sales and our largest customer, Navistar, accounted for approximately 8% of our net sales. We made a decision to exit our relationship with Navistar effective December 31, 2008. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any other key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

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

Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our margins. We experienced widely fluctuating natural gas costs in 2007 and in 2008. We may experience higher than anticipated gas costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in supply could have a material adverse effect on our production and sales levels.

Potential product liability risks exist from the products that we sell.

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

As of December 31, 2008, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 450 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”):

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Any of the events enumerated above could have an adverse effect on our operations in the future by reducing the demand for our products and services, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified.

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

As of February 27, 2009, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 28% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2008, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 89% of the available square footage was located in the United States.

Approximately 45% of the available square footage was owned. In 2008, approximately 32% of the available domestic square footage was used by the Supply Technologies segment, 44% was used by the Manufactured Products segment and 24% was used by the Aluminum Products segment. Approximately 48% of the available foreign square footage was used by the Supply Technologies segment and 52% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2008.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage		Use

SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	112,960		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	62,600		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Dallas, TX	Leased	50,000		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Chicago, IL	Leased	30,000		Logistics
	Nashville, TN	Leased	44,900		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Austin, TX	Leased	30,000		Logistics
	Madison Hts., MI	Leased	32,000		Logistics
	Kent, OH	Leased	225,000		Manufacturing
	Mississauga,
	Ontario, Canada	Leased	117,000		Manufacturing
	Solon, OH	Leased	54,000		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000		Manufacturing
PRODUCTS	Huntington, IN	Leased	125,000		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	177,000		Manufacturing
	Ravenna, OH	Owned	64,000		Manufacturing
	Richmond, IN	Leased/Owned	97,300		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Boaz, AL	Owned	100,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing
	Shanghai, China	Leased	20,500		Manufacturing

(1)	Supply Technologies has 40 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has 14 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

At December 31, 2008, we were a co-defendant in approximately 315 cases asserting claims on behalf of approximately 4,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There are only five asbestos cases, involving 23 plaintiffs, that plead specified damages. In each of the five cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In one case, the plaintiff has alleged compensatory, punitive and other damages of at least $1.0 million for five separate causes of action; in three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the other case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.	Executive Officers of the Registrant

Information with respect to the executive officers of the Company is as follows:

Name	Age	Position

Edward F. Crawford	69	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	39	President and Chief Operating Officer and Director
Jeffrey L. Rutherford	48	Vice President and Chief Financial Officer
Robert D. Vilsack	48	Secretary and General Counsel
Patrick W. Fogarty	47	Director of Corporate Development

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

Mr. Rutherford has been Vice President and Chief Financial Officer since joining us in July 2008. From 2007 until his employment with us, Mr. Rutherford served as Senior Vice President, Chief Financial Officer of UAP Holding Corp., an independent distributor of agricultural inputs and professional non-crop products. Mr. Rutherford previously served as President and Chief Executive Officer of Lesco, Inc., a provider of professional turf care products and a division of John Deere & Co., from 2005 to 2007, and as Lesco’s Chief Financial Officer from 2002 to 2005. From 1998 to 2002, he was the Senior Vice President, Treasurer and Chief Financial Officer of Office Max, Inc., an office products company. Prior to joining Office Max, he spent fourteen years with the accounting firm Arthur Andersen & Co.

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

The Company’s common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2008. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit facility and the indenture governing the Company’s 8.375% senior subordinated notes restrict the Company’s ability to pay dividends.

Quarterly Common Stock Price Ranges

	2008		2007
Quarter	High	Low	High	Low

1st	$25.20	$13.70	$19.30	$15.90
2nd	18.24	14.56	28.58	18.53
3rd	22.16	11.77	32.00	22.01
4th	18.49	3.76	28.40	20.40

The number of shareholders of record for the Company’s common stock as of February 27, 2009 was 615.

Issuer Purchases of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2008.

			Total Number
	Total		of Shares
	Number	Average	Purchased as	Maximum Number of Shares
	of Shares	Price Paid	Part of Publicly	That May Yet Be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans or Program

October 1 — October 31, 2008	185,000	$8.40	185,000	568,155
November 1 — November 30, 2008	39,349	4.88	39,338	528,817
December 1 — December 31, 2008	188,954	5.42	187,897	340,920

TOTAL	413,303	$6.70	412,235	340,920

(1)	The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. Shares acquired that were not purchased as part of a publicly announced plan consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Selected Statement of Operations Data(a):
Net sales	$1,068,757	$1,071,441	$1,056,246	$932,900	$808,718
Cost of products sold(b)	919,297	912,337	908,095	796,283	682,658

Gross profit	149,460	159,104	148,151	136,617	126,060
Selling, general and administrative expenses	105,546	98,679	90,296	82,133	77,048
Goodwill impairment charge	95,763	-0-	-0-	-0-	-0-
Restructuring and impairment charges (credits)(b)	25,331	-0-	(809)	943	-0-
Gain on purchase of 8.375% senior subordinated notes	(6,232)	-0-	-0-	-0-	-0-
Gain on sale of assets held for sale	-0-	(2,299)	-0-	-0-	-0-

Operating (loss) income(b)	(70,948)	62,724	58,664	53,541	49,012
Interest expense(c)	27,869	31,551	31,267	27,056	31,413

(Loss) income before income taxes	(98,817)	31,173	27,397	26,485	17,599
Income taxes (benefit)(d)	20,986	9,976	3,218	(4,323)	3,400

Net (loss) income	$(119,803)	$21,197	$24,179	$30,808	$14,199

Amounts per common share:
Basic	$(10.88)	$1.91	$2.20	$2.82	$1.34

Diluted	$(10.88)	$1.82	$2.11	$2.70	$1.27

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other Financial Data:
Net cash flows provided by operating activities	$8,547	$31,466	$6,063	$34,501	$1,633
Net cash flows used by investing activities	(20,398)	(21,991)	(31,407)	(31,376)	(21,952)
Net cash flows provided (used) by financing activities	15,164	(16,600)	28,285	8,414	23,758
Depreciation and amortization	20,933	20,611	20,140	17,346	15,468
Capital expenditures, net	17,466	21,876	20,756	20,295	11,955

Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$17,825	$14,512	$21,637	$18,696	$7,157
Working capital	252,873	270,939	268,825	208,051	169,836
Property, plant and equipment	90,642	105,557	101,085	110,310	107,173
Total assets	619,220	769,189	783,751	662,854	610,022
Total debt	374,646	360,049	374,800	346,649	338,307
Shareholders’ equity	12,755	171,478	138,737	103,521	72,393

(a)	The selected consolidated financial data is not directly comparable on a year-to-year basis, primarily due to acquisitions and divestitures we made throughout the five years ended December 31, 2008, which include the following acquisitions:

2008 — Ravenna Aluminum

2006 — Foundry Service and NABS

2005 — PPG and Lectrotherm

2004 — Amcast Components Group and Jamco

All of the acquisitions were accounted for as purchases.

(b)	In each of the years ended December 31, 2008, 2007, 2006 and 2005, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance and pension curtailment are accruals for cash expenses. We made cash payments of $.3 million, $.3 million, $.3 million and $2.1 million in the years ended December 31, 2007, 2006, 2005 and 2004, respectively, related to our severance and pension curtailment accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2008	2007	2006	2005
	(Dollars in thousands)

Non-cash charges:
Cost of products sold (inventory write-down)	$5,544	$2,214	$800	$833
Asset impairment	24,767	-0-	-0-	391
Restructuring and severance	564	-0-	-0-	400
Pension and postretirement benefits curtailment (credits)	-0-	-0-	(809)	152

Total	$30,875	$2,214	$(9)	$1,776

Charges reflected as restructuring and impairment charges (credits) on income statement	$25,331	$-0-	$(809)	$943

(c)	In 2004, the Company issued $210 million of 8.375% senior subordinated notes. Proceeds from the issuance of this debt were used to fund the tender and early redemption of the 9.25% senior subordinated notes due 2007. The Company incurred debt extinguishment costs and wrote off deferred financing costs associated with the 9.25% senior subordinated notes totaling $6.0 million.

(d)	In 2006 and 2005, the Company reversed $5.0 million and $7.3 million, respectively, of its domestic deferred tax asset valuation allowances as it has been determined the realization of these amounts is more likely than not. In 2008, the Company recorded a valuation allowance of $33.5 million for its net deferred tax asset.

No dividends were paid during the five years ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to a goodwill impairment charge in 2008, recording of a tax valuation allowance in 2008, restructuring and unusual charges in 2008, 2006 and 2005, reversal of a tax valuation allowance in 2007 and acquisitions during the three years ended December 31, 2008.

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

During the years 2004 through 2007, we refinanced both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. We have amended our revolving credit facility, most recently in June 2007, to extend its maturity to December 2010, increase the credit limit to $270.0 million subject to an asset-based formula and provide lower interest rate levels.

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

In January 2006, we completed the acquisition of all of the capital stock of Foundry Service for approximately $3.2 million in cash, which resulted in additional goodwill of $2.3 million. The acquisition was funded with borrowings from foreign subsidiaries of the Company.

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

The domestic and international automotive markets were significantly impacted in 2008, which adversely affected our business units serving those markets. During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. The charges were composed of $.6 million of inventory impairment included in Cost of Products Sold and $17.5 million for impairment of property and equipment and other long-term assets. See Note O to the consolidated financial statements included in this annual report on Form 10-K.

During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $95.8 million and restructuring and asset impairment charges of $13.4 million associated with the decision to exit its relationship with its largest customer, Navistar, along with the general economic downturn. The charges were composed of $5.0 million of inventory impairment included in Cost of Products Sold and $8.4 million for impairment of property and equipment, loss on disposal of a foreign subsidiary and severance costs. Impairment charges were offset by a gain of $.6 million recorded in the Aluminum Products segment relating to the sale of certain facilities that were previously written off.

Approximately 20% of the Company’s consolidated net sales are to the automotive markets. The recent deterioration in the global economy and global credit markets continues to negatively impact the automotive markets. General Motors, Ford and Chrsyler have encountered severe financial difficulty, which could ultimately result in the bankruptcy in one or more of these domestic automobile manufacturers, which, in turn, would adversely affect the financial condition of the Company’s automobile OEM customers. In 2009, the Company expects that its business, results of operations and financial condition will continue to be negatively impacted by the performance of the automotive markets.

Accounting Changes and Goodwill

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 required the Company to recognize the funded status ( i.e. , the difference between the Company’s fair value of plan assets and the benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FAS 87 and FAS 106, all of which were previously netted against the postretirement benefit plans’ funded status in the Company’s Consolidated Balance Sheet in accordance with the provisions of FAS 87 and FAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options increased the Company’s fiscal 2008, 2007 and 2006 compensation expense by $0.4 million, $0.4 million and $0.3 million (before tax), respectively.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review goodwill annually for potential impairment. This review was performed as of October 1, 2007 and 2006, using forecasted discounted cash flows, and it was determined that no impairment is required. At December 31, 2007, our balance sheet reflected $101.0 million of goodwill. In 2008, this review was performed as of October 1 and updated as of December 31 and the Company determined that a non-cash goodwill impairment charge of $95.8 million related to our Supply Technologies and Aluminum Products segments was required. As of December 31, 2008, after the impact of the $95.8 million impairment charge, we had goodwill remaining of $4.1 million.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. See Note H to the consolidated financial statements for the impact on the Company’s financial statements and related disclosures.

Results of Operations

2008 versus 2007

Net Sales by Segment:

	Year-Ended
	December 31,			Percent
	2008	2007	Change	Change
	(Dollars in millions)

Supply Technologies	$521.3	$531.4	$(10.1)	(2)%
Aluminum Products	156.3	169.1	(12.8)	(8)%
Manufactured Products	391.2	370.9	20.3	5%

Consolidated Net Sales	$1,068.8	$1,071.4	$(2.6)	0%

Consolidated net sales were essentially flat in 2008 compared to the same period in 2007 as growth in Manufactured Products segment nearly offset declines in Aluminum Products sales resulting from reduced automotive sales and Supply Technologies sales resulting from reduced sales to the semiconductor, lawn and garden, auto, plumbing and heavy-duty truck markets. Supply Technologies sales decreased 2% primarily due to volume reductions in the heavy-duty truck industry, partially offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 8% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales increased 5% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries. Approximately 20% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of sales by segment were approximately 13%, 79% and 5% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively.

Cost of Products Sold & Gross Profit:

	Year-Ended
	December 31,			Percent
	2008	2007	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$919.3	$912.3	$7.0	1%

Consolidated gross profit	$149.5	$159.1	$(9.6)	(6)%

Gross margin	14.0%	14.8%

Cost of products sold increased $7.0 million in 2008 compared to the same period in 2007, while gross margin decreased to 14.0% in 2008 from 14.8% in the same period of 2007.

Supply Technologies gross margin decreased slightly, as the effect of reduced heavy-duty truck sales volume and restructuring charges outweighed the margin benefit from new sales. Aluminum Products gross margin decreased primarily due to both the costs associated with starting up new contracts and reduced volume. Gross margin in the Manufactured Products segment increased in 2008 compared to 2007 primarily due to increased volume in the induction, pipe threading equipment and forging businesses.

Selling, General & Administrative (“SG&A”) Expenses:

	Year-Ended
	December 31,			Percent
	2008	2007	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$105.5	$98.7	$6.8	7%
SG&A percent	9.9%	9.2%

Consolidated SG&A expenses increased $6.8 million in 2008 compared to 2007 representing a .7% increase in SG&A expenses as a percent of sales. SG&A expenses increased primarily due to higher professional fees in the Supply Technologies and Manufactured Products segments, expenses related to a new office building and other one-time charges at the corporate office consisting of losses on the sales of securities, severance costs and legal and professional fees, partially offset by a $.6 million increase in net pension credits and a reversal of year end bonus accruals.

Interest Expense:

	Year-Ended
	December 31,			Percent
	2008	2007	Change	Change
	(Dollars in millions)

Interest expense	$27.9	$31.6	$(3.7)	(12)%
Average outstanding borrowings	$385.8	$383.6	$2.2	1%
Average borrowing rate	7.23%	8.23%	101	basis points

Interest expense decreased $3.7 million in 2008 compared to 2007, primarily due to a lower average borrowing rate during 2008 offset by slightly higher average borrowings. The increase in average borrowings in 2008 resulted primarily from decreased cash flow and increased working capital. The lower average borrowing rate in 2008 was due primarily to decreased interest rates under our revolving credit facility compared to 2007.

Impairment Charges:

During 2008, the Company recorded goodwill impairment charges of $95.8 million. The Company also recorded asset impairment charges of $25.3 million associated with the recent volume declines and volatility in the automotive markets, loss from the disposal of a foreign subsidiary and restructuring expenses associated with the Company’s exit from its relationship with its largest customer, Navistar, Inc., along with realignment of its distribution network.

Gain on Purchase of 8.375% Senior Subordinated Notes:

In 2008, Park Ohio-Holdings Corp. purchased $11.0 million aggregate principal amount of 8.375% Notes, which were issued by Park-Ohio Industries, Inc., for $4.7 million. After writing off $.1 million of deferred financing costs, the Company recorded a net gain of $6.2 million. The 8.375% Notes were not contributed to Park-Ohio Industries, Inc. but are held by Park-Ohio Holdings Corp.

Income Taxes:

	Year-Ended
	December 31,
	2008	2007
	(Dollars in millions)

(Loss) income before income taxes	$(98.8)	$31.2

Income taxes	$21.0	$10.0
Tax valuation allowance-effective tax rate impact	(33.6)	0.0

Income taxes excluding tax valuation allowance	$(12.6)	$10.0

Effective income tax rate	(21)%	32%
Effective income tax rate, excluding tax valuation allowance (Non-GAAP)	13%	32%

In the fourth quarter of 2008, the Company recorded a $33.6 million valuation allowance against its deferred tax assets. As of December 31, 2008, the Company was in a cumulative three-year loss position and determined that it was not more likely than not that its deferred tax asset would be realized.

The provision for income taxes was $21.0 million in 2008 compared to $10.0 million in 2007. The effective income tax rate was (21)% in 2008, compared to 32% in 2007.

The Company’s net operating loss carryforward precluded the payment of most cash federal income taxes in both 2008 and 2007, and should similarly preclude such payments in 2009. At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $42.1 million, which will expire between 2022 and 2028.

2007 versus 2006

Net Sales by Segment:

	Year-Ended				Acquired/
	December 31,			Percent	(Divested)
	2007	2006	Change	Change	Sales
	(Dollars in millions)

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
	(Dollars in millions)

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

SG&A Expenses:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$98.7	$90.3	$8.4	9%
SG&A percent	9.2%	8.5%

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
	(Dollars in millions)

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
	(Dollars in millions

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

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of December 31, 2008, the Company had $164.6 million outstanding under the revolving credit facility, and approximately $47.1 million of unused borrowing availability.

Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for at least the next twelve months. The future availability of bank borrowings under the revolving credit facility is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.

In 2008, Park-Ohio Holdings Corp. purchased $11.0 million aggregate principal amount of 8.375% Notes, which were issued by Park-Ohio Industries, Inc. for $4.7 million. After writing off $.1 million of deferred financing costs, the Company recorded a net gain of $6.2 million. The 8.375% Notes were not contributed to Park-Ohio Industries Inc. but are held by Park-Ohio Holdings Corp.

The Company may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. It may also repurchase shares of its outstanding common stock. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Disruptions, uncertainty or volatility in the credit markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. These market conditions may limit the Company’s ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain its business. Accordingly, the Company may be forced to delay raising capital, issue shorter tenors than the Company prefers or pay unattractive interest rates, which could increase its interest expense, decrease its profitability and significantly reduce its financial flexibility. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

At December 31, 2008, the Company was in compliance with the debt service ratio covenant and other covenants contained in the revolving credit facility. While we expect to remain in compliance throughout 2009, further declines in demand in the automotive industry and in sales volumes in 2009 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make those accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base.

The ratio of current assets to current liabilities was 2.22 at December 31, 2008 versus 2.40 at December 31, 2007. Working capital decreased by $18.0 million to $252.9 million at December 31, 2008 from $270.9 million at December 31, 2007. Accounts receivable decreased $6.6 million to $165.8 million in 2008 from $172.4 million in 2007. Inventory increased by $13.4 million in 2008 to $228.8 million from $215.4 million in 2007 while accrued expenses increased by $7.4 million to $74.4 million in 2008 from $67.0 in 2007 and accounts payable remained essentially the same for each year.

During 2008, the Company provided $8.5 million from operating activities as compared to $31.5 million from operating activities in 2007. The decrease in cash provision of $23.0 million was primarily the result of a slightly greater increase in net operating assets in 2008 compared to 2007 ($22.6 million compared to $19.0 million), a net income in 2007 of $21.2 million compared to a net loss of $119.8 million in 2008 offset by non-cash restructuring and impairment charges of $121.1 million in 2008 compared to $2.2 million in 2007.

During 2008, the Company also invested $17.5 million in capital expenditures, $5.3 million for business acquisitions, received proceeds from bank arrangements of $25.6 million and $3.0 million from the sales of marketable securities and used $4.7 million to purchase $11.0 million aggregate principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes and purchased $5.9 million of its common stock.

During 2007, the Company provided $31.5 million from operating activities as compared to providing $6.1 million in 2006. The increase in cash provision of $25.4 million was primarily the result of a smaller increase in net operating assets in 2007 compared to 2006 ($19.0 million compared to $35.0 million, respectively), a deferred income tax provision of $4.3 million in 2007 compared to a $4.4 million deferred tax benefit in 2006, partially offset by a decrease in net income of $3.0 million. The decrease in net income was partially offset by approximately $2.2 million of noncash restructuring and impairment charges in 2007. During 2007, the Company also invested $21.9 million in capital expenditures, received $4.4 million from the sale of assets held for sale, paid back $14.8 million on its bank and other debt, invested $5.1 million in marketable securities and purchased $2.2 million of its common stock.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2008, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2008:

		Payments Due or Commitment Expiration Per Period
		Less Than			More than
(In Thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$374,646	$8,778	$166,883	$-0-	$198,985
Interest obligations(1)	97,907	16,665	33,330	33,330	14,582
Capital lease obligations	342	167	175	-0-	-0-
Operating lease obligations	48,511	13,581	17,764	8,738	8,428
Purchase obligations	123,368	121,331	2,037	-0-	-0-
Postretirement obligations(2)	20,236	2,497	4,803	4,266	8,670
Standby letters of credit	22,713	20,091	2,588	-0-	34

Total	$687,723	$183,110	$227,580	$46,334	$230,699

(1)	Interest obligations are included on the 8.375% senior subordinated notes due 2014 only and assume notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($5.1 million based on 3.12% average interest rate and outstanding borrowings of $164.6 million at December 31, 2008) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2017.

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

Critical Accounting Policies

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions which affect amounts reported in our consolidated financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 16% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

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

Impairment of Long-Lived Assets:  Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2008, 2005 and 2003, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note O to the consolidated financial statements included elsewhere herein.

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

Goodwill:  We adopted FAS 142 as of January 1, 2002. Under FAS 142, we are required to review goodwill for impairment annually or more frequently if impairment indicators arise. We have completed the annual impairment test as of October 1, 2007, 2006, 2005 and 2004 and have determined that no goodwill impairment existed as of those dates. We completed the annual impairment tests as of October 1, 2008 and updated these tests, as necessary, as of December 31, 2008. See Note D to the consolidated financial statements.

Income Taxes:  We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and losses, expectations of future earnings and taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records a tax valuation allowance if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by FAS 109. We made significant estimates and judgments in order to determine the extent that a valuation allowance should be provided against deferred tax assets.

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

Stock-Based Compensation:

In December 2004, the FASB issued FAS 123R. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R was effective as of January 1, 2006. FAS 123R is a revision of FAS 123 and supersedes APB 25. The adoption of fair-value recognition provisions for stock options increased the Company’s 2008, 2007 and 2006 compensation expense by $.4 million, $.4 million and $.3 million (before-tax), respectively.

Accounting Changes:  In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have any impact on the Company’s results of operations or financial condition.

Recent Accounting Pronouncements

In December 2008, the FASB issued Financial Staff Position (“FSP”) 132(R)-1, “Employers Disclosures about Post Retirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. This staff position is effective for the Company in 2009 and will have no effect on its consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 161 on its financial statements.

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

As of December 31, 2008, the Company’s financial assets subject to FAS 157 consisted of marketable equity securities and other investments totaling $.9 million and $5.2 million respectively. The marketable securities are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit facility and the indenture governing the 8.375% senior subordinated notes due 2014; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including, without limitation asbestos claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate acceptable contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $164.6 million at December 31, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.6 million for the year ended December 31, 2008.

Our foreign subsidiaries generally conduct business in local currencies. During 2008, we recorded an unfavorable foreign currency translation adjustment of $8.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note H to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Incomes Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited Park-Ohio Holding Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park-Ohio Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. as of December 31, 2008 and 2007, and the related statements of consolidated operations, shareholders’ equity, and cash flows for each of the three years in the period ended Deceber 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 12, 2009

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$17,825	$14,512
Accounts receivable, less allowances for doubtful accounts of $3,044 in 2008 and $3,724 in 2007	165,779	172,357
Inventories	228,817	215,409
Deferred tax assets	9,446	21,897
Unbilled contract revenue	25,602	24,817
Other current assets	12,818	15,232

Total Current Assets	460,287	464,224
Property, plant and equipment:
Land and land improvements	3,723	3,452
Buildings	42,464	41,437
Machinery and equipment	202,287	221,333

	248,474	266,222
Less accumulated depreciation	157,832	160,665

	90,642	105,557
Other Assets:
Goodwill	4,109	100,997
Net assets held for sale	-0-	3,330
Other	64,182	95,081

	$619,220	$769,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$121,995	$121,875
Accrued expenses	74,351	67,007
Current portion of long-term debt	8,778	2,362
Current portion of other postretirement benefits	2,290	2,041

Total Current Liabilities	207,414	193,285
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	198,985	210,000
Revolving credit	164,600	145,400
Other long-term debt	2,283	2,287
Deferred tax liability	9,090	22,722
Other postretirement benefits and other long-term liabilities	24,093	24,017

	399,051	404,426
Shareholders’ Equity
Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares; Issued — 12,237,392 shares in 2008 and 12,232,859 in 2007	12,237	12,233
Additional paid-in capital	64,212	61,956
Retained (deficit) earnings	(29,021)	90,782
Treasury stock, at cost, 1,443,524 shares in 2008 and 828,661 shares in 2007	(17,192)	(11,255)
Accumulated other comprehensive (loss) income	(17,481)	17,762

	12,755	171,478

	$619,220	$769,189

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands,
	except per share data)

Net sales	$1,068,757	$1,071,441	$1,056,246
Cost of products sold	919,297	912,337	908,095

Gross profit	149,460	159,104	148,151
Selling, general and administrative expenses	105,546	98,679	90,296
Goodwill impairment charge	95,763	-0-	-0-
Restructuring and impairment charges (credits)	25,331	-0-	(809)
Gain on purchase of 8.375% senior subordinated notes	(6,232)	-0-	-0-
Gain on sale of assets held for sale	-0-	(2,299)	-0-

Operating (loss) income	(70,948)	62,724	58,664
Interest expense	27,869	31,551	31,267

(Loss) income before income taxes	(98,817)	31,173	27,397
Income taxes	20,986	9,976	3,218

Net (loss) income	$(119,803)	$21,197	$24,179

Amounts per common share:
Basic	$(10.88)	$1.91	$2.20

Diluted	$(10.88)	$1.82	$2.11

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional	Retained		Other
	Common	Paid-In	Earnings	Treasury	Comprehensive	Unearned
	Stock	Capital	(Deficit)	Stock	Income (Loss)	Compensation	Total
	(Dollars in thousands)

Balance at January 1, 2006	$11,703	$57,508	$46,014	$(9,009)	$(2,102)	$(593)	$103,521
Reclassification at January 1, 2006		(593)				593	-0-
Comprehensive income (loss):
Net income			24,179				24,179
Foreign currency translation adjustment					2,128		2,128
Minimum pension liability					5,358		5,358

Comprehensive income							31,665
Adjustment recognized upon adoption of FAS 158 (net of income tax of $404)					440		440
Restricted stock award	340	(340)					-0-
Amortization of restricted stock		787					787
Share-based compensation		299					299
Tax valuation allowance reversal		1,889					1,889
Purchase of treasury stock				(57)			(57)
Exercise of stock options (69,364 shares)	67	126					193

Balance at December 31, 2006	12,110	59,676	70,193	(9,066)	5,824	-0-	138,737
Adjustment relating to adoption of FIN 48			(608)				(608)
Comprehensive income (loss):
Net income			21,197				21,197
Foreign currency translation adjustment					7,328		7,328
Unrealized loss on marketable securities, net of income tax of $182					(323)		(323)
Pension and postretirement benefit adjustments, net of income tax of $2,834					4,933		4,933

Comprehensive income							33,135
Restricted stock award	17	(17)					-0-
Amortization of restricted stock		1,651					1,651
Purchase of treasury stock (92,253 shares)				(2,189)			(2,189)
Exercise of stock options (106,084 shares)	106	234					340
Share-based compensation		412					412

Balance at December 31, 2007	12,233	61,956	90,782	(11,255)	17,762	-0-	171,478
Comprehensive (loss):
Net loss			(119,803)				(119,803)
Foreign currency translation adjustment					(8,730)		(8,730)
Unrealized loss on marketable securities, net of income tax of $-0-					(90)		(90)
Pension and postretirement benefit adjustments, net of income tax of $13,460					(26,423)		(26,423)

Comprehensive (loss)							(155,046)
Restricted stock award	23	(23)					-0-
Restricted stock exchange for restricted share units	(62)	62					-0-
Amortization of restricted stock		1,677					1,677
Purchase of treasury stock (614,863 shares)				(5,937)			(5,937)
Exercise of stock options (43,003 shares)	43	104					147
Share-based compensation		436					436

Balance at December 31, 2008	$12,237	$64,212	$(29,021)	$(17,192)	$(17,481)	$-0-	$12,755

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net (loss) income	$(119,803)	$21,197	$24,179
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	20,933	20,611	20,140
Restructuring and impairment charges (credits)	121,094	2,214	(9)
Gain on purchase of 8.375% senior subordinated notes	(6,232)	-0-	-0-
Deferred income taxes	-0-	4,342	(4,361)
Stock based compensation expense	2,113	2,063	1,086
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	6,578	9,536	(16,219)
Inventories	(12,547)	8,527	(28,443)
Accounts payable and accrued expenses	7,247	(22,246)	16,956
Other	(10,836)	(14,778)	(7,266)

Net cash provided by operating activities	8,547	31,466	6,063
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,466)	(21,876)	(20,756)
Business acquisitions, net of cash acquired	(5,322)	-0-	(23,271)
Proceeds from sale-leaseback transactions	-0-	-0-	9,420
Purchases of marketable securities	(853)	(5,142)	-0-
Sales of marketable securities	2,983	662	-0-
Proceeds from the sale of assets held for sale	260	4,365	3,200

Net cash used by investing activities	(20,398)	(21,991)	(31,407)
FINANCING ACTIVITIES
Proceeds from bank arrangements, net	25,612	-0-	28,150
Payments on bank arrangements, net	-0-	(14,751)	-0-
Purchase of 8.375% senior subordinated notes	(4,658)	-0-	-0-
Issuance of common stock under stock option plan	147	340	193
Purchase of treasury stock	(5,937)	(2,189)	(58)

Net cash provided (used) by financing activities	15,164	(16,600)	28,285
Increase (decrease) in cash and cash equivalents	3,313	(7,125)	2,941
Cash and cash equivalents at beginning of year	14,512	21,637	18,696

Cash and cash equivalents at end of year	$17,825	$14,512	$21,637

Income taxes paid	$6,847	$6,170	$5,291
Interest paid	26,115	30,194	28,997

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006
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

Inventories:  Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $22,312 and $20,432 at December 31, 2008 and 2007, respectively.

Major Classes of Inventories

	December 31,
	2008	2007

Finished goods	$129,939	$129,074
Work in process	29,648	26,249
Raw materials and supplies	69,230	60,086

	$228,817	$215,409

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25 to 60 years for buildings, and 3 to 20 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable. See Note O.

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined, based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed.

Goodwill and Other Intangible Assets:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company does not amortize goodwill recorded in connection with business acquisitions. The Company completed the annual impairment tests required by FAS 142 as of October 1, 2008 and updated these tests as necessary as of December 31, 2008. See Note D for the results of this testing. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

We use an income approach to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of this method provides reasonable estimates of a reporting unit’s fair value. The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of our reporting units.

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

FAS 123(R) was issued on December 16, 2004 and is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative. The adoption of fair value recognition provisions for share-based awards increased the Company’s fiscal 2008, 2007 and 2006 compensation expense by $436, $412 and $299 (before tax), respectively.

As permitted by FAS 123, the Company previously accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years was zero because the Company did not owe federal income taxes due to the recognition of net operating loss carryforwards for which valuation allowances had been provided.

The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the following fiscal years:

	Years Ended December 31,
	2008	2007

Risk — free interest rate	3.33%	4.62%
Expected life of option in years	6.0	6.0
Expected dividend yield	0%	0%
Expected stock volatility	53%	57%

The weighted average fair market value of options issued for the fiscal year ended December 31, 2008 and 2007 was estimated to be $7.48 and $12.92 per share, respectively. There were no options issued for the year ended December 31, 2006.

Additional information regarding our share-based compensation program is provided in Note I.

Accounting for Asset Retirement Obligations:  In accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”, “Accounting for Asset Retirement Obligations”, the Company has identified certain conditional asset retirement obligations at various current manufacturing facilities. These obligations relate primarily to asbestos abatement. Using investigative, remediation, and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant and management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. Management expects these contingent asset retirement obligations to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

Income Taxes:  The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by SFAS No. 109 (“FAS 109”), “Accounting for Income Taxes.”

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 16% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in unbilled contract revenues in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. On November 16, 2007, the Company entered into a five-year Accounts Receivable Purchase Agreement whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. During 2008 and 2007, we sold approximately $33,814 and $10,400, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2008 and 2007, a loss in the amount of $200 and $84, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Income. These losses represented implicit interest on the transactions.

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

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2008, the Company had uncollateralized receivables with five customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $22,241, which represented approximately 13% of the Company’s trade accounts receivable. During 2008, sales to these customers amounted to approximately $170,740, which represented approximately 16% of the Company’s net sales.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 132(R)-1, “Employers Disclosures about Post Retirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. This Staff Position is effective for the Company in 2009 and will have no effect on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for the Company in 2009. The adoption of FAS 161 will not have an impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by FAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes the framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, that delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We adopted the non-deferred portion of FAS 157 on January 1, 2008, and such adoption did not have an impact on our financial statements. We are evaluating the effect that adoption of the deferred portion of FAS 157 will have on our financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill.

As of December 31, 2008, the Company’s financial assets subject to FAS 157 consisted of marketable equity securities and other investments totaling $921 and $5,239, respectively. The marketable securities are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments excludes certain corporate expenses and interest expense. Identifiable assets by industry segment include assets directly identified with those operations.

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2008	2007	2006

Net sales:
Supply Technologies	$521,270	$531,417	$598,228
Aluminum Products	156,269	169,118	154,639
Manufactured Products	391,218	370,906	303,379

	$1,068,757	$1,071,441	$1,056,246

Income before income taxes:
Supply Technologies	$(74,884)	$27,175	$38,383
Aluminum Products	(36,042)	3,020	3,921
Manufactured Products	50,534	45,798	28,991

	(60,392)	75,993	71,295
Corporate costs	(10,556)	(13,269)	(12,631)
Interest expense	(27,869)	(31,551)	(31,267)

	$(98,817)	$31,173	$27,397

Identifiable assets:
Supply Technologies	$256,161	$354,165	$382,101
Aluminum Products	87,215	98,524	98,041
Manufactured Products	242,057	231,459	205,698
General corporate	33,787	85,041	97,911

	$619,220	$769,189	$783,751

Depreciation and amortization expense:
Supply Technologies	$5,153	$4,832	$4,365
Aluminum Products	8,564	8,563	7,892
Manufactured Products	6,586	6,723	6,960
General corporate	630	493	923

	$20,933	$20,611	$20,140

Capital expenditures:
Supply Technologies	$931	$7,751	$2,447
Aluminum Products	7,750	4,775	5,528
Manufactured Products	8,101	6,534	12,548
General corporate	684	2,816	233

	$17,466	$21,876	$20,756

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had sales of $88,222 in 2008, $77,389 in 2007 and $146,849 in 2006 to Navistar, Inc. (“Navistar”), which represented approximately 8%, 7% and 14% of consolidated net sales for each respective year.

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2008	2007	2006

United States	68%	70%	76%
Asia	11%	9%	5%
Canada	6%	5%	9%
Mexico	6%	6%	4%
Europe	6%	6%	4%
Other	3%	4%	2%

	100%	100%	100%

At December 31, 2008, 2007 and 2006, approximately 81%, 85% and 90%, respectively, of the Company’s assets were maintained in the United States.

NOTE C —	Acquisitions

During 2008, the Company purchased certain assets of two companies for a total cost of $5,322. These acquisitions were funded with borrowings under the Company’s revolving credit facility. These acquisitions were not deemed significant as defined in Regulation S-X.

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

The purchase price and results of operations of NABS prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for NABS have been included in the Supply Technologies segment since October 18, 2006. The final allocation of the purchase price has been

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed based on the assignments of fair values to assets acquired and liabilities assumed. The final allocation of the purchase price is as follows:

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

NOTE D —	FAS 142, “Goodwill and Other Intangible Assets”

FAS 142, “Goodwill and Other Intangibles”, requires that our annual, and any interim, impairment assessment be performed at the “reporting unit” level. At October 1, 2008, the Company had four reporting units that had goodwill. Under the provisions of FASB Statement No. 142, these four reporting units were tested for impairment as of October 1, 2008 and updated as of December 31, 2008, as necessary. During the fourth quarter of 2008, indicators of potential impairment caused us to update our impairment tests. Those indicators included the following: a significant decrease in market capitalization; a decline in recent operating results; and a decline in our business outlook primarily due to the macroeconomic environment. In accordance with FAS 142, we completed an impairment analysis and concluded that all of the goodwill in three of the reporting units for a total of $95,763 was impaired and written off in the fourth quarter of 2008.

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2008 and December 31, 2007 by reporting segment.

	Goodwill at	Goodwill at
Reporting Segment	December 31, 2008	December 31, 2007

Supply Technologies	$-0-	$80,249
Aluminum Products	-0-	16,515
Manufactured Products	4,109	4,233

	$4,109	$100,997

The decrease in the goodwill in the Manufactured Products segment and in the Supply Technologies segment prior to the impairment charge during 2008 results from foreign currency fluctuations.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets were acquired in connection with the acquisition of NABS. Information regarding other intangible assets as of December 31, 2008 follows:

	Acquisition	Accumulated
	Costs	Amortization	Net

Non-contractual customer relationships	$7,200	$1,200	$6,000
Other	820	248	572

	$8,020	$1,448	$6,572

Amortization of other intangible assets was $724 for the years ended December 31, 2008 and 2007, respectively.

NOTE E —	Other Assets

Other assets consists of the following:

	December 31,
	2008	2007

Pension assets	$38,985	$70,558
Deferred financing costs, net	2,951	4,225
Tooling	139	543
Software development costs	4,096	3,461
Intangible assets subject to amortization	7,513	7,954
Other	10,498	8,340

Totals	$64,182	$95,081

NOTE F —	Accrued Expenses

Accrued expenses include the following:

	December 31,
	2008	2007

Accrued salaries, wages and benefits	$13,173	$17,399
Advance billings	28,412	16,387
Warranty and project accruals	6,686	7,322
Interest payable	2,837	2,683
Taxes	6,386	5,607
Other	16,857	17,609

Totals	$74,351	$67,007

Substantially all advance billings, warranty and project accruals relate to the Company’s capital equipment businesses.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Balance at beginning of year	$5,799	$3,557	$3,566
Claims paid during the year	(3,944)	(2,402)	(2,984)
Warranty expense	4,202	4,526	2,797
Other	(655)	118	178

Balance at end of year	$5,402	$5,799	$3,557

NOTE G —	Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2008	2007

8.375% senior subordinated notes due 2014	$198,985	$210,000
Revolving credit facility maturing on December 31, 2010	164,600	145,400
Other	11,061	4,649

	374,646	360,049
Less current maturities	8,778	2,362

Total	$365,868	$357,687

Maturities of long-term debt during each of the five years following December 31, 2008 are approximately $8,778 in 2009, $166,859 in 2010, $24 in 2011, $-0- in 2012 and $-0- in 2013.

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $270,000. The credit agreement, as amended, provides lower interest rate brackets and modified certain covenants to provide greater flexibility. The Credit Agreement currently contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2008, the Company had approximately $47,070 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (3.25% at December 31, 2008) or, at the Company’s election, at LIBOR plus .75% to 1.75%. The Company’s ability to elect LIBOR-based interest rates as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2008, in addition to amounts borrowed under the Credit Agreement, there was $10,519 outstanding primarily for standby letters of credit. An annual fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2010 and borrowings are secured by substantially all of the Company’s assets.

Foreign subsidiaries of the Company had borrowings of $10,319 and $3,688 at December 31, 2008 and 2007, respectively and outstanding standby letters of credit of $12,194 at December 31, 2008 under their credit arrangements.

The 8.375% senior subordinated notes due 2014 (“8.375% Notes”) are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2008, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 5.98% at December 31, 2008.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2008 and 2007. The approximate fair value of the 8.375% Notes was $79,594 and $189,000 at December 31, 2008 and 2007, respectively.

In 2008, Park-Ohio Holdings Corp. purchased $11,015 aggregate principal amount of the 8.375% Notes, which were issued by Park-Ohio Industries, Inc. for $4,658. After writing off $125 of deferred financing costs, the Company recorded a net gain of $6,232. The 8.375% Notes were not contributed to Park-Ohio Industries, Inc. but are held by Park-Ohio Holdings Corp.

NOTE H —	Income Taxes

Income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Current payable (benefit):
Federal	$229	$(9)	$2,355
State	1,518	299	432
Foreign	6,156	5,344	4,792

	7,903	5,634	7,579
Deferred:
Federal	12,421	3,639	(1,093)
State	923	198	(1,521)
Foreign	(261)	505	(1,747)

	13,083	4,342	(4,361)

Income taxes	$20,986	$9,976	$3,218

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2008	2007	2006

Tax at statutory rate	$(34,586)	$10,911	$9,571
Effect of state income taxes, net	(1,834)	266	(1,240)
Effect of foreign operations	293	(1,082)	(1,441)
Goodwill	23,241	-0-	-0-
Valuation allowance	33,625	238	(4,806)
Other, net	247	(357)	1,134

Total	$20,986	$9,976	$3,218

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Postretirement benefit obligation	$7,579	$7,604
Inventory	12,126	10,969
Net operating loss and credit carryforwards	22,133	21,544
Goodwill	5,465	-0-
Other	10,832	9,223

Total deferred tax assets	58,135	49,340
Deferred tax liabilities:
Tax over book depreciation	5,824	13,354
Pension	14,389	26,071
Inventory	-0-	864
Intangible assets and other	2,645	2,955
Deductible goodwill	-0-	4,704

Total deferred tax liabilities	22,858	47,948

Net deferred tax assets prior to valuation allowances	35,277	1,392
Valuation allowances	(34,921)	(2,217)

Net deferred tax asset (liability)	$356	$(825)

At December 31, 2008, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $42,129 which expires between 2022 and 2028. Foreign net operating losses of $1,389 have no expiration date. The tax benefit of the U.S. federal net operating loss is $13,372, which has been reduced by $1,373 of FIN 48 liabilities. The Company also has $2,281 of state tax benefit related to state net operating losses which expire between 2011 and 2028. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities).

At December 31, 2008, the Company has research and development credit carryforwards of approximately $2,862 which expire between 2010 and 2028. The Company also has foreign tax credit carryforwards of $1,551, which expire between 2015 and 2018, and alternative minimum tax credit carryforwards of $1,146 which have no expiration date.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2005 through 2008 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2006, the Company determined that it was more likely than not that it would be able to realize most of its deferred tax assets in the future and released $4,806 of the valuation allowance. As of December 31, 2006, the Company also recognized a tax benefit for net operating losses of $1,284 for state income taxes which it had determined are more likely than not will be fully realized in the future. As of December 31, 2008 the Company was in a cumulative three-year loss position and determined that it was not more likely than not that its net deferred tax assets will be realized. Therefore, as of December 31, 2008, the Company recorded a full valuation allowance of $33,466 against its U.S. net deferred tax assets. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under FAS 109.

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

	2008	2007

Unrecognized Tax Benefit — January 1,	$5,255	$4,691
Gross Increases — Tax Positions in Prior Period	-0-	72
Gross Decreases — Tax Positions in Prior Period	(39)	(133)
Gross Increases — Tax Positions in Current Period	590	625
Settlements	-0-	-0-
Lapse of Statute of Limitations	-0-	-0-

Unrecognized Tax Benefit — December 31,	$5,806	$5,255

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,692 at December 31, 2008 and $4,311 at December 31, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008 and 2007, the Company recognized approximately $94 and $57, respectively, in net interest and penalties. The Company had approximately $631 and $537 for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretations, and adopted the disclosure requirements of FAS 123, “Accounting for Stock-Based Compensation.”

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. The adoption of FAS 123(R) reduced operating income before income taxes for 2008, 2007 and 2006 by $436, $412 and $299.

The fair value of significant stock option awards granted during 2008 and 2007 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

Assumptions:

	2008	2007

Weighted average fair value per option	$7.48	$12.92
Risk-free interest rate	3.33%	4.62%
Dividend yield	0%	0%
Expected stock volatility	53%	57%
Expected life — years	6.0	6.0

There were no options awarded during the year ended December 31, 2006.

Historical information was the primary basis for the selection of the expected dividend yield, and expected volatility. The SEC simplified method per SAB 107 is the basis for the assumptions of the expected lives of the options. The risk-free interest rate was based upon yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued. Forfeitures were estimated at 3% for 2008 and 2007.

A summary of option activity as of December 31, 2008 and 2007 changes during the years then ended is presented below:

	2008				2007
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value	of Shares	Price	Term	Value

Outstanding — beginning of year	875,719	$4.83			926,386	$3.59
Granted	90,000	14.06			56,250	22.30
Exercised	(43,003)	3.42			(106,084)	3.21
Canceled or Expired	(21,666)	17.52			(833)	14.12

Outstanding — end of year	901,050	$4.28	4.0 years	$1,702	875,719	$4.83	4.8 years	$17,752
Options Exercisable	790,218	3.99	3.6 years	1,721	785,646	3.16	4.7 years	17,240

Exercise prices for options outstanding as of December 31, 2008 range from $1.91 to $6.28, $13.40 to $15.61 and $20.00 to $24.92. The number of options outstanding at December 31, 2008, which correspond with these ranges, are 693,900, 161,500 and 46,250, respectively. The number of options exercisable at December 31, 2008, which correspond to these ranges are 683,300, 91,500 and 15,418, respectively. The weighted average contractual life of these options is 4.0 years.

Exercise prices for options outstanding as of December 31, 2007 range from $1.91 to $6.28, $14.12 to $14.90 and $20.00 to $24.92. The number of options outstanding at December 31, 2007, which correspond with these ranges, are 721,303, 98,166 and 56,250, respectively. The number of options exercisable at

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, which correspond to these ranges are 721,304, 64,432 and -0-, respectively. The weighted-average remaining contractual life of these options is 4.8 years.

The number of shares available for future grants for all plans at December 31, 2008 is 582,650.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $343, $2,318 and $992, respectively. Net cash proceeds from the exercise of stock options were $147, $340 and $193, respectively. There were no income tax benefits because the Company had a net operating loss carryforward.

A summary of restricted share activity for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding — beginning of year	261,943	$14.67	362,204	$14.06
Granted	23,500	14.90	16,500	24.92
Vested	(48,972)	17.28	(116,761)	14.23
Canceled or expired	(61,970)	13.93	-0-	-0-

Outstanding — end of year	174,501	14.93	261,943	14.67

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

The Company recognized compensation expense of $1,677, $1,651 and $787 for the years ended December 31, 2008, 2007 and 2006, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2008, 2007 and 2006 was $1,235, $2,953 and $467, respectively.

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

As of December 31, 2008, the Company had unrecognized compensation expense of $2,762, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.1 years.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158. FAS 158 required the Company to recognize the funded status (i.e., the difference between the Company’s

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of plan assets and the benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FAS 87 and FAS 106, all of which were previously netted against the postretirement benefit plans’ funded status in the company’s Consolidated Balance Sheet in accordance with the provisions of FAS 87 and FAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2009 are $(925), $129 and $(40), respectively.

The estimated net loss for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2009 is $386.

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2008 and 2007:

			Postretirement
	Pension		Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$48,320	$52,387	$18,711	$22,989
Service cost	439	334	87	180
Curtailment and settlement	-0-	80	-0-	-0-
Interest cost	2,892	2,842	1,215	1,103
Amendments	-0-	-0-	-0-	-0-
Actuarial losses (gains)	1,150	(2,571)	2,348	(2,990)
Benefits and expenses paid, net of contributions	(4,418)	(4,752)	(2,400)	(2,571)

Benefit obligation at end of year	$48,383	$48,320	$19,961	$18,711

Change in plan assets
Fair value of plan assets at beginning of year	$118,878	$112,496	$-0-	$-0-
Actual return on plan assets	(27,092)	11,134	-0-	-0-
Company contributions	-0-	-0-	2,400	2,571
Benefits and expenses paid, net of contributions	(4,418)	(4,752)	(2,400)	(2,571)

Fair value of plan assets at end of year	$87,368	$118,878	$-0-	$-0-

Funded (underfunded) status of the plan	$38,985	$70,558	$(19,961)	$(18,711)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

			Postretirement
	Pension		Benefits
	2008	2007	2008	2007

Noncurrent assets	$38,985	$70,558	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	11,757	12,786
Current liabilities	-0-	-0-	2,290	2,041
Accumulated other comprehensive (income) loss	25,131	(12,756)	5,914	3,884

Net amount recognized at the end of the year	$64,116	$57,802	$19,961	$18,711

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss/(gain)	$24,972	$(13,005)	$5,914	$3,936
Net prior service cost (credit)	372	509	-0-	(52)
Net transition obligation (asset)	(213)	(260)	-0-	-0-

Accumulated other comprehensive (income) loss	$25,131	$(12,756)	$5,914	$3,884

As of December 31, 2008 and 2007, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

The pension plan weighted-average asset allocation at December 31, 2008 and 2007 and target allocation for 2009 are as follows:

		Plan Assets
	Target 2009	2008	2007

Asset Category
Equity securities	60-70%	54.0%	64.8%
Debt securities	20-30	11.6	24.2
Other	7-15	34.4	11.0

	100%	100%	100%

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Expected return on plan assets	8.25%	8.25%	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2008, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2008 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service costs	$439	$334	$426	$87	$180	$199
Interest costs	2,892	2,842	2,915	1,215	1,103	1,292
Expected return on plan assets	(9,634)	(9,049)	(8,408)	-0-	-0-	-0-
Transition obligation	(47)	(38)	(48)	-0-	-0-	-0-
FAS 88 one-time charge	-0-	80	297	-0-	-0-	-0-
Amortization of prior service cost	137	138	182	(52)	(63)	(63)
Recognized net actuarial (gain) loss	(100)	13	99	369	227	374

Benefit (income) costs	$(6,313)	$(5,680)	$(4,537)	$1,619	$1,447	$1,802

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
AOCI at beginning of year	$(12,756)	$(8,144)	$5,358	$3,884	$7,038	$-0-
Net loss/(gain)	37,876	(4,499)		2,347	(2,990)
Recognition of prior service cost/(credit)	(137)	(138)	-0-	52	63	-0-
Recognition of loss/(gain)	148	25	-0-	(369)	(227)	-0-
Decrease prior to adoption of SFAS No. 158	-0-	-0-	(5,358)	-0-	-0-	-0-
Increase (decrease) due to adoption of SFAS No. 158	-0-	-0-	(8,144)	-0-	-0-	7,038

Total recognized in other comprehensive (income) loss at end of year	$25,131	$(12,756)	$(8,144)	$5,914	$3,884	$7,038

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2009	$4,193	$2,497	$208	$2,289
2010	4,119	2,447	210	2,237
2011	4,040	2,356	207	2,149
2012	3,959	2,192	204	1,988
2013	3,933	2,074	195	1,879
2014 to 2018	18,791	8,670	836	7,834

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2008	$108	$(93)
Effect on postretirement benefit obligation as of December 31, 2008	$1,581	$(1,386)

The total contribution charged to pension expense for the Company’s defined contribution plans was $2,081 in 2008, $2,068 in 2007 and $1,831 in 2006. The Company expects to have no contributions to its defined benefit plans in 2009.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $389 related with the SERP in 2008. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the company will credit $94 quarterly ($375 annually) for a seven year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

NOTE L —	Leases and Sale-leaseback Transactions

Future minimum lease commitments during each of the five years following December 31, 2008 and thereafter are as follows: $13,581 in 2009, $9,967 in 2010, $7,797 in 2011, $5,357 in 2012, $3,381 in 2013 and $8,428 thereafter. Rental expense for 2008, 2007 and 2006 was $14,400, $14,687 and $15,370, respectively.

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

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,000. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M —	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2008	2007	2006

NUMERATOR
Net (loss) income	$(119,803)	$21,197	$24,179

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,008	11,106	10,997
Effect of dilutive securities:
Employee stock options	-0-	545	464

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,008	11,651	11,461
Amounts per common share:
Basic	$(10.88)	$1.91	$2.20

Diluted	$(10.88)	$1.82	$2.11

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to FASB Statement No. 128, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the year ended December 31, 2008, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options for 32,000 and 104,000 shares of common stock were excluded in the years ended December 31, 2007 and 2006, respectively.

NOTE N —	Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Foreign currency translation adjustment	$3,982	$12,712
Unrealized net losses on marketable securities, net of tax	(413)	(323)
Pension and postretirement benefit adjustments, net of tax	(21,050)	5,373

Total	$(17,481)	$17,762

NOTE O —	Restructuring and Unusual Charges

In 2006, the Company recorded restructuring and asset impairment charges associated with its planned closure of a manufacturing facility in the Supply Technologies segment. The charges (credits) were composed of $800 of inventory and tooling included in Cost of Products Sold, $297 of pension

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

curtailment and $(1,106) of postretirement benefit curtailment. In 2007, the Company recorded an additional $2,214 charge for inventory related restructuring charges which are included in Cost of Products Sold.

At December 31, 2007, the Company’s balance sheet reflected assets held for sale at their estimated current value of $3,330 for property, plant and equipment. These assets were sold in 2008.

In 2008, due to the recent volume declines and volatility in the automotive markets along with the general economic downturn, the Company evaluated its long-lived assets in accordance with FAS 144. The Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. During 2008, based on the results of these tests, the Company recorded asset impairment charges. In addition, the Company made a decision to exit its relationship with its largest customer, Navistar, effective December 31, 2008 which along with the general economic downturn resulted in either the closure, downsizing or consolidation of eight facilities in its distribution network. The Company expects the restructuring activities to be completed in 2009. As a result, the Company recorded asset impairment charges of $30,875, which were composed of $5,544 of inventory impairment included in Cost of Products Sold, $1,758 for a loss on disposition of a foreign subsidiary, $564 of severance costs (80 employees) and $23,009 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

			Loss on Disposal
	Asset	Cost of	of Foreign	Severance
	Impairment	Products Sold	Subsidiary	Costs	Total

Supply Technologies	$6,143	$4,965	$1,758	$564	$13,430
Aluminum Products	12,575	579	-0-	-0-	13,154
Manufactured Products	4,291	-0-	-0-	-0-	4,291

	$23,009	$5,544	$1,758	$564	$30,875

The accrued liability for severance costs and related cash payments consisted of:

Balance at January 1, 2008	$-0-
Severance costs recorded in 2008	564
Cash payments made in 2008	(19)

Balance at December 31, 2008	$545

NOTE P —	Derivatives and Hedging

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. The Company has no derivative instruments that are classified as fair value hedges. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

During 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable in euros against the U.S. dollar, for a notional amount of $1,000, of which $-0- was outstanding at December 31, 2006. The Company recognized $61 of foreign currency losses upon settlement of the forward contracts in 2006. The Company used no derivative instruments in 2008 or 2007, and there were no such currency hedge contracts outstanding at December 31, 2008 or December 31, 2007.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

2008
Net sales	$267,090	$285,940	$266,148	$249,579
Gross profit	38,693	43,735	39,389	27,643
Net income (loss)	$3,482	$5,717	$(9,068)	$(119,934)

Amounts per common share:
Basic	$.31	$.52	$(.82)	$(10.96)

Diluted	$.30	$.49	$(.82)	$(10.96)

2007
Net sales	$267,886	$286,636	$269,104	$247,815
Gross profit	38,609	42,380	42,224	35,891
Net income	$5,205	$5,849	$6,228	$3,916

Amounts per common share:
Basic	$.47	$.53	$.56	$.35

Diluted	$.45	$.50	$.53	$.34

Note 1 —	At the end of fourth quarter 2007, the Company adjusted downward the amounts initially recorded for revenue, gross profit and net income by approximately $18,000, $4,000 and $2,600, respectively. These adjustments were made to exclude certain costs from suppliers and subcontractors from the percentage of completion calculation that is used to account for long-term industrial equipment contracts. We performed an evaluation to determine if these adjustments recorded in the fourth quarter of 2007 were material to any individual prior period, taking into account the requirements of SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which was adopted in 2006. Based on this analysis, we concluded the errors were not material to any individual prior periods and, therefore as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended.

Note 2 —	In the third quarter of 2008, the Company recorded $18,059 of restructuring and asset impairment charges associated with the weakness and volatility in the automotive markets ($13,189 in the Aluminum Products segment and $4,291 in the Manufactured Products segment). Inventory impairment charges of $579 were included in Cost of Products Sold and $17,480 were included in Restructuring and impairment charges.

Note 3 —	In the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $95,763.

Note 4 —	In the fourth quarter of 2008, the Company recorded a gain of $6,232 on the purchase of $11,015 aggregate principal amount of 8.375% senior subordinated notes due 2014 issued by Park-Ohio Industries, Inc. The notes were not contributed to Park-Ohio Industries, Inc., but are held by Park-Ohio Holdings Corp.

Note 5 —	In the fourth quarter of 2008, the Company recorded $13,430 of restructuring and asset impairment charges associated with the decision to exit its relationship with its largest customer along with the general economic downturn resulting in either the closure, downsizing or consolidation of eight facilities in its distribution network. Impairment charges were offset by a gain of $614 recorded in the Aluminum Products segment relating to the sale of certain facilities that were previously written off.

Note 6 —	In the fourth quarter of 2008, the Company recorded a valuation allowance of $33,466 for its net deferred tax asset.

Schedule II

PARK-OHIO HOLDINGS CORP.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period
	(Dollars in thousands)

Year Ended December 31, 2008:
Allowances deducted from assets:
Trade receivable allowances	$3,724	$1,429	$(2,109	)(A)	$3,044
Inventory Obsolescence reserve	20,432	5,385	(3,505	)(B)	22,312
Tax valuation allowances	2,217	33,625	(921)		34,921
Product warranty liability	5,799	4,202	(4,599	)(C)	5,402

Year Ended December 31, 2007:
Allowances deducted from assets:
Trade receivable allowances	$4,305	$1,609	$(2,190	)(A)	$3,724
Inventory Obsolescence reserve	22,978	4,383	(6,929	)(B)	20,432
Tax valuation allowances	316	1,901	0	(D)	2,217
Product warranty liability	3,557	4,526	(2,284	)(C)	5,799

Year Ended December 31, 2006:
Allowances deducted from assets:
Trade receivable allowances	$5,120	$2,330	$(3,145	)(A)	$4,305
Inventory Obsolescence reserve	19,166	7,216	(3,404	)(B)	22,978
Tax valuation allowances	7,011	(4,806)	(1,889)		316
Product warranty liability	3,566	2,797	(2,806	)(C)	3,557

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Excess tax benefit initially recorded in connection with the exercise of stock options.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2008.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2008, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework contained in the COSO Report. This report is included at page 35 of this annual report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the Company’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

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

The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2008.

Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise price of	outstanding	equity compensation plans
	outstanding options	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	901,050	$4.28	582,650
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	901,050	$4.28	582,650

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PARK-OHIO HOLDINGS CORP. (Registrant)

By:	/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford, Vice President
and Chief Financial Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 16, 2009
* Jeffrey L. Rutherford	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 16, 2009

By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2008

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. on June 26, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof).
4.2		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.7*	Summary of Annual Cash Bonus Plan for Chief Executive Officer (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended March 31, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.8*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.9*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

Exhibit

10.11	Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
21.1	List of Subsidiaries of Park-Ohio Holdings Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.