Form 10-Q
period 2009-06-30
PARK OHIO HOLDINGS CORP
filed 2009-08-10
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2009: 11,732,118.

The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$12,663	$17,825
Accounts receivable, less allowances for doubtful accounts of $5,056 at June 30, 2009 and $3,044 at December 31, 2008	123,707	165,779
Inventories	216,444	228,817
Deferred tax assets	9,446	9,446
Unbilled contract revenue	11,783	25,602
Other current assets	8,070	12,818

Total Current Assets	382,113	460,287
Property, Plant and Equipment	251,288	248,474
Less accumulated depreciation	165,627	157,832

	85,661	90,642
Other Assets
Goodwill	4,100	4,109
Other	65,977	64,182

	$537,851	$619,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$72,584	$121,995
Accrued expenses	47,058	74,351
Current portion of long-term debt	2,323	8,778
Current portion of other postretirement benefits	2,290	2,290

Total Current Liabilities	124,255	207,414
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	192,860	198,985
Revolving credit	168,100	164,600
Other long-term debt	6,827	2,283
Deferred tax liability	9,090	9,090
Other postretirement benefits and other long-term liabilities	23,492	24,093

	400,369	399,051
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	13,189	12,237
Additional paid-in capital	65,152	64,212
Retained deficit	(31,211)	(29,021)
Treasury stock, at cost	(17,192)	(17,192)
Accumulated other comprehensive loss	(16,711)	(17,481)

	13,227	12,755

	$537,851	$619,220

Note:	The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)

Net sales	$163,405	$285,940	$344,655	$553,030
Cost of products sold	134,077	242,205	291,464	470,602

Gross profit	29,328	43,735	53,191	82,428
Selling, general and administrative expenses	22,214	28,012	44,836	53,957
Gain on purchase of 8.375% senior subordinated notes	(3,096)	-0-	(3,096)	-0-

Operating income	10,210	15,723	11,451	28,471
Interest expense	6,128	6,632	12,099	13,896

Income (loss) before income taxes	4,082	9,091	(648)	14,575
Income taxes	810	3,374	1,542	5,376

Net income (loss)	$3,272	$5,717	$(2,190)	$9,199

Amounts per common share:
Basic	$.30	$.52	$(.20)	$.83
Diluted	$.29	$.49	$(.20)	$.79
Common shares used in the computation:
Basic	11,008	11,082	10,890	11,118

Diluted	11,282	11,597	10,890	11,644

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2009	$12,237	$64,212	$(29,021)	$(17,192)	$ (17,481)	$12,755
Comprehensive (loss):
Net (loss)			(2,190)			(2,190)
Foreign currency translation adjustment					(352)	(352)
Unrealized loss on marketable securities, net of tax					413	413
Pension and post retirement benefit adjustments, net of tax					709	709

Comprehensive (loss)						(1,420)
Amortization of restricted stock		1,002				1,002
Exercise of stock options (360,000 shares)	360	328				688
Restricted stock awards	592	(592)				-0-
Share-based compensation		202				202

Balance at June 30, 2009	$13,189	$65,152	$(31,211)	$(17,192)	$(16,711)	$13,227

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net (loss) income	$(2,190)	$9,199
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	9,660	10,459
Share-based compensation expense	1,204	1,103
Gain on purchase of 8.375% senior subordinated notes	(3,096)	-0-
Changes in operating assets and liabilities:
Accounts receivable	42,071	(22,094)
Inventories and other current assets	30,138	(17,103)
Accounts payable and accrued expenses	(76,704)	29,242
Other	(3,000)	(8,112)

Net Cash (Used) Provided by Operating Activities	(1,917)	2,694
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(3,295)	(9,008)
Purchases of marketable securities	(62)	(413)
Sales of marketable securities	865	2,562

Net Cash Used by Investing Activities	(2,492)	(6,859)
FINANCING ACTIVITIES
(Payments on) proceeds from long-term debt, net	(1,912)	6,293
Proceeds from revolving credit, net	3,500	19,000
Purchase of treasury stock	-0-	(2,962)
Purchase of 8.375% senior subordinated notes	(3,029)	-0-
Exercise of stock options	688	-0-

Net Cash (Used) Provided by Financing Activities	(753)	22,331

(Decrease) Increase in Cash and Cash Equivalents	(5,162)	18,166
Cash and Cash Equivalents at Beginning of Period	17,825	14,512

Cash and Cash Equivalents at End of Period	$12,663	$32,678

Taxes paid	$3,743	$4,002
Interest paid	11,500	13,282

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009
(Dollar amounts in thousands, except per share data)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated subsequent events through August 10, 2009, the date these financial statements were issued.

NOTE B —	Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Total Supply Managementtm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floors, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales:
Supply Technologies	$77,444	$138,551	$160,415	$267,784
Aluminum products	21,635	43,984	43,993	84,520
Manufactured products	64,326	103,405	140,247	200,726

	$163,405	$285,940	$344,655	$553,030

Income (loss) before income taxes:
Supply Technologies	$2,885	$6,585	$3,431	$11,292
Aluminum products	(1,794)	(62)	(5,456)	(1,117)
Manufactured products	9,373	14,419	17,085	27,641

	10,464	20,942	15,060	37,816
Corporate costs	(254)	(5,219)	(3,609)	(9,345)
Interest expense	(6,128)	(6,632)	(12,099)	(13,896)

Income (loss) before income taxes	$4,082	$9,091	$(648)	$14,575

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	June 30,	December 31,
	2009	2008

Identifiable assets were as follows:
Supply Technologies	$224,617	$256,161
Aluminum products	74,628	87,215
Manufactured products	224,045	242,057
General corporate	14,561	33,787

	$537,851	$619,220

NOTE C —	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R was adopted prospectively by the Company, effective January 1, 2009. There was no impact on the Consolidated Financial Statements upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers Disclosures about Post Retirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. This FSP was adopted by the Company effective January 1, 2009 and had no effect on its consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141(R)-1. The requirements of this FSP carry forward without significant revision the guidance on contingencies of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which was superseded by FAS 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by Statement of Financial Accounting Standards No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15,

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2009. The Company adopted this FSP for its quarter ended June 30, 2009. There was no impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB-28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by Statement of Financial Accounting Standards No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this FSP at June 30, 2009. At June 30, 2009, the approximate fair value of the 8.375% Senior Subordinated Notes due 2014 was $96,430. The Company had other investments having Level 2 inputs totaling $6,380.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. FAS 165 was effective for the Company on June 30, 2009. The adoption of FAS 165 did not impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of Statement of Financial Accounting Standards No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on our financial position, results of operations or cash flows.

NOTE D —	Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2009	2008

Finished goods	$114,751	$129,939
Work in process	31,034	29,648
Raw materials and supplies	70,659	69,230

	$216,444	$228,817

NOTE E —	Shareholders’ Equity

At June 30, 2009, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 13,188,892 shares were issued, of which 11,745,368 were outstanding and 1,443,524 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE F —	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NUMERATOR
Net income (loss)	$3,272	$5,717	$(2,190)	$9,199

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,008	11,082	10,890	11,118
Effect of dilutive securities:
Employee stock options	274	515	-0-	526

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,282	11,597	10,890	11,644

Amounts per common share:
Basic	$.30	$.52	$(.20)	$.83
Diluted	$.29	$.49	$(.20)	$.79

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the six months ended June 30, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 82,000 and 69,000 shares were excluded in the three months and six months ended June 30, 2008, respectively and 256,000 were excluded for the three months ended June 30, 2009 because they were anti-dilutive.

NOTE G —	Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2009 and 2008 was $1,204 and $1,103, respectively. Total stock compensation expense recorded in the second quarter of 2009 and 2008 was $689 and $550, respectively. There were 589,500 shares of restricted stock awarded during the six months ended June 30, 2009 at prices ranging from $3.49 to $3.74 per share, of which 66,500 shares were awarded in the three months ended June 30, 2009. There were no stock options awarded during the six months ended June 30, 2009. There were stock options for 65,000 shares awarded with an exercise price of $15.61 per share during the three months and six months ended June 30, 2008. There were 16,000 shares of restricted stock awarded during the three months and six months ended June 30, 2008. As of June 30, 2009, there was $3,639 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.03 years.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE H —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service costs	$123	$108	$246	$216	$24	$43	$48	$86
Interest costs	694	722	1,388	1,444	296	290	592	580
Expected return on plan assets	(1,758)	(2,408)	(3,517)	(4,816)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(12)	(20)	(24)	-0-	-0-	-0-	-0-
Amortization of prior service cost	32	34	64	68	-0-	(13)	-0-	(26)
Recognized net actuarial loss	231	(29)	462	(58)	119	71	238	142

Benefit (income) costs	$(688)	$(1,585)	$(1,377)	$(3,170)	$439	$391	$878	$782

During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE I —	Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$3,272	$5,717	$(2,190)	$9,199
Foreign currency translation	3,525	268	(352)	1,615
Unrealized loss on marketable securities, net of tax	-0-	(11)	413	(143)
Pension and post retirement benefit adjustments, net of tax	371	41	709	82

Total comprehensive income (loss)	$7,168	$6,015	$(1,420)	$10,753

The components of accumulated comprehensive loss at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Foreign currency translation adjustment	$3,630	$3,982
Unrealized net losses on marketable securities, net of tax	-0-	(413)
Pension and postretirement benefit adjustments, net of tax	(20,341)	(21,050)

	$(16,711)	$(17,481)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE J —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2009	2008

Balance at January 1	$5,402	$5,799
Claims paid during the year	(786)	(1,757)
Additional warranties issued during the first six months	740	4,368

Balance at June 30	$5,356	$8,410

NOTE K —	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The 2009 annual effective income tax rate is estimated to be approximately 79% and is higher than the 35% United States federal statutory rate primarily due to anticipated losses in the United States for which the Company will record no tax benefit and anticipated income earned in jurisdictions outside of the United States.

The effective income tax rate in the first six months of 2009 and 2008 was (238)% and 37%, respectively. The primary reason for the variance in the effective income tax rate is because the Company anticipates full-year 2009 losses in the United States with no tax benefit at June 30, 2009 and anticipated full-year 2008 income in the United States at June 30, 2008.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.

NOTE L —	Restructuring

In 2008, due to volume declines and volatility in the automotive markets along with the general economic downturn, the Company evaluated its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. Based on the results of these tests, the Company recorded asset impairment charges. In addition, the Company made a decision to exit its relationship with its largest customer, Navistar, effective December 31, 2008, which along with the general economic downturn, resulted in either the closure, downsizing or consolidation of eight facilities in its distribution network. As a result, the Company recorded asset impairment charges of $30,875, which were composed of $5,544 of inventory impairment included in Cost of Products Sold, $1,758 for a loss on disposition of a foreign subsidiary, $564 of severance costs (80 employees) and $23,009 for impairment of property and equipment and other long-term assets. The Company expects the restructuring activities to be completed in 2009.

The following table summarizes the activity associated with severance costs at June 30, 2009 and for the three-month period then ended:

Balance at December 31, 2008	$545
Cash payments made in 2009	(372)

Balance at June 30, 2009	$173

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE M —	Contingencies

During the second quarter of 2009, Chrysler’s U.S. operations and General Motors’ U.S. operations filed for bankruptcy protection under Chapter 11 of the United States Code. The Company has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there was no charge to earnings in the second quarter of 2009 as a result of these customer bankruptcies. The Company’s sales to General Motors and Chrysler in the second quarter of 2009 were $3.6 million in the aggregate, or approximately 2% of consolidated net sales. Accounts receivable from General Motors and Chrysler were $1.2 million at June 30, 2009. Chrysler and General Motors have subsequently emerged from bankruptcy. We expect to collect substantially all of the trade receivables due from these customers and, accordingly, have recorded no reserves related to these amounts. However, we remain focused on the continual management of this credit risk.

On May 27, 2009, Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Code. The Company’s sales to Metaldyne for the second quarter of 2009 were $2.0 million. The account receivable from Metaldyne at June 30, 2009 was $4.1 million. The impact of this bankruptcy continues to be reviewed by management and, accordingly, the Company recorded a $2.0 million charge to reserve for the collection of this account receivable during the second quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2009 and cash flows for the six-month period ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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
August 10, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floors, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as front engine covers, cooling modules, pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the Consolidated Financial Statements.

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

Approximately 20% of the Company’s consolidated net sales were to the automotive markets in 2008. The recent deterioration in the global economy and global credit markets continues to negatively impact the automotive markets. General Motors, Ford and Chrysler have encountered severe financial difficulty, which ultimately resulted in the bankruptcy of Chrysler and General Motors and could result in bankruptcy for more automobile manufacturers and their suppliers such as the recent bankruptcy of Metaldyne, which, in turn, would adversely affect the financial condition of the Company’s automobile OEM customers. For the remainder of 2009, the Company expects that its business, results of operations and financial condition will continue to be negatively impacted by the performance of the automotive markets.

Accounting Changes

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R was adopted prospectively by the Company, effective January 1, 2009. There was no impact on the consolidated financial statements upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued FSP 132(R)-1, “Employers Disclosures about Post Retirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. This FSP was adopted by the Company effective January 1, 2009 and had no effect on its consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141(R)-1. The requirements of this FSP carry forward without significant revision the guidance on contingencies of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which was superseded by FAS 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by Statement of Financial Accounting Standards No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ended June 30, 2009. There was no impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB-28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by Statement of Financial Accounting Standards No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company at June 30, 2009.

In May 2009, the FASB issued Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. FAS 165 was effective for the Company on June 30, 2009. The adoption of FAS 165 did not impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of Statement of Financial Accounting Standards No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on our financial position, results of operations or cash flows.

Results of Operations

Six Months 2009 versus Six Months 2008

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Supply Technologies	$160.4	$267.8	$(107.4)	(40)%
Aluminum Products	44.0	84.5	(40.5)	(48)%
Manufactured Products	140.3	200.7	(60.4)	(30)%

Consolidated Net Sales	$344.7	$553.0	$(208.3)	(38)%

Net sales declined $208.3 million to $344.7 million in the first six months of 2009 compared to $553.0 million in the same period in 2008 as the Company experienced volume declines in each segment resulting from the challenging global economic downturn. Supply Technologies sales decreased 40% primarily due to volume reductions in the heavy duty truck industry, of which $38.3 million resulted from the Company’s decision to exit its relationship with its largest customer in the fourth quarter of 2008. The remaining sales reductions were due to the overall reduction in demand from customers in most end-markets. Aluminum Products sales decreased 48% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales decreased 30% from the declining business environment in each of its business reporting units.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Consolidated cost of products sold	$291.5	$470.6	$(179.1)	(38)%

Consolidated gross profit	$53.2	$82.4	$(29.2)	(35)%

Gross Margin	15.4%	14.9%

Cost of products sold decreased $179.1 million in the first six months of 2009 to $291.5 million compared to $470.6 million in the same period in 2008, while gross margin increased to 15.4% in the first six months of 2009 from 14.9% in the same period in 2008.

Supply Technologies gross margin remained unchanged from the prior year, as increased product profitability improvements were offset by volume declines. Aluminum Products gross margin decreased primarily due to reduced volume from customers in the automotive industry, partially offset by cost cutting measures, a plant closure and improved efficiencies at another plant location. Gross margin in the Manufactured Products segment increased primarily due to workforce reductions and other cost cutting measures.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Consolidated SG&A expenses	$44.8	$54.0	$(9.2)	(17)%
SG&A percent	13.0%	9.8%

Consolidated SG&A expenses decreased 17% in the first six months of 2009 compared to the same period in 2008, representing a 3.2% increase in SG&A expenses as a percent of sales. SG&A expenses decreased in the first six months of 2009 compared to the same period in 2008 primarily due to employee workforce reductions, salary cuts, less business travel, reduction in volume of business and a reduction in pension income. SG&A expenses benefited in the first six months of 2009 from a reduction of $2.1 million resulting from a second quarter change in our vacation benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year, and a $2.0 million charge for a reserve for an account receivable from a customer in bankruptcy.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the second quarter of 2009, the Company recorded a gain of $3.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Interest expense	$12.1	$13.9	$(1.8)	(13)%
Average outstanding borrowings	$379.2	$384.0	$(4.8)	(1)%
Average borrowing rate	6.38%	7.24%	(86)	basis points

Interest expense decreased $1.8 million in the first six months of 2009 compared to the same period of 2008, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the first six months of 2009. The decrease in average borrowings in the first six months of 2009 resulted primarily from earnings, partially offset by increased working capital. The lower average borrowing rate in the first six months of 2009 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2008.

Income Tax:

The provision for income taxes was $1.5 million in the first half of 2009, a (238)% effective income tax rate, compared to income taxes of $5.4 million provided in the corresponding period of 2008, a 37% effective income tax rate. We estimate that the effective tax rate for full-year 2009 will be approximately 79%.

Results of Operations

Second Quarter 2009 versus Second Quarter 2008

Net Sales by Segment:

	Three Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Supply Technologies	$77.4	$138.5	$(61.1)	(44)%
Aluminum Products	21.7	44.0	(22.3)	(51)%
Manufactured Products	64.3	103.4	(39.1)	(38)%

Consolidated Net Sales	$163.4	$285.9	$(122.5)	(43)%

Consolidated net sales declined $122.5 million in the second quarter of 2009 to $163.4 compared to $285.9 million in the same quarter of 2008 as the Company experienced volume declines in each segment resulting from the challenging global economic downturn. Supply Technologies sales decreased 44% primarily due to volume reductions in the heavy-duty truck industry, of which $23.3 million resulted from the Company’s decision to exit its relationship with its largest customer in the fourth quarter of 2008. The remaining sales reduction was due to the overall reduction in demand. Aluminum Products sales decreased 51% as the general decline in auto industry sales volumes exceeded sales from new contracts starting production. Manufactured Products sales decreased 38% from the declining business environment.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Consolidated cost of products sold	$134.1	$242.2	$(108.1)	(45)%

Consolidated gross profit	$29.3	$43.7	$(14.4)	(33)%

Gross Margin	17.9%	15.3%

Cost of products sold decreased $108.1 million to $134.1 million in the second quarter of 2009 compared to $242.2 million for the same quarter of 2008, while gross margin increased to 17.9% in the second quarter of 2009 from 15.3% in the same quarter of 2008.

Gross margins improved in each segment resulting from cost cutting initiatives and business restructuring activities undertaken in the fourth quarter of 2008 and first quarter of 2009.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Consolidated SG&A expenses	$22.2	$28.0	$(5.8)	(21)%
SG&A percent	13.6%	9.8%

Consolidated SG&A expenses decreased 21% in the second quarter of 2009 compared to the same quarter in 2008, representing an increase in SG&A expenses as a percent of sales of 380 basis points from 9.8% to 13.6%. SG&A expenses decreased in the second quarter of 2009 compared to the same quarter in 2008 primarily due to workforce reductions, salary cuts, reduction in volume of business and a reduction in pension income. SG&A expenses for the second quarter of 2009 benefited from a reduction of $2.1 million resulting from a second quarter change in our vacation benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year, and a $2.0 charge for a reserve for an account receivable from a customer in bankruptcy.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the second quarter of 2009, the Company recorded a gain of $3.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2009	2008	Change	Change

Interest expense	$6.1	$6.6	$(.5)	(8)%
Average outstanding borrowings	$376.9	$390.2	$(13.3)	(3)%
Average borrowing rate	6.50%	6.80%	(30)	basis points

Interest expense decreased $0.5 million in the second quarter of 2009 compared to the same period of 2008, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the second quarter of 2009. The decrease in average borrowings in the second quarter of 2009 resulted primarily from earnings and a reduction in working capital. The lower average borrowing rate in the second quarter of 2009 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2008.

Income Tax:

The provision for income taxes was $.8 million in the second quarter of 2009, a 20% effective income tax rate, compared to income taxes of $3.4 million provided in the corresponding quarter of 2008, a 37% effective income tax rate. We estimate that the effective tax rate for full-year 2009 will be approximately 79%.

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. In 2003, we entered into a revolving credit facility with a group of banks which, as subsequently amended, matures at December 31, 2010 and provides for availability of up to $270 million subject to an asset-based formula. The revolving credit facility is secured by substantially all of our assets in the United States, Canada and the United Kingdom. Borrowings from this revolving credit facility will be used for general corporate purposes.

Amounts borrowed under the revolving credit facility may be borrowed at the Company’s election at either (i) LIBOR plus .75% to 1.75% or (ii) the bank’s prime lending rate. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of June 30, 2009, the Company had $168.1 million borrowed under the revolving credit facility, $7.9 million outstanding primarily for standby letters of credit, and approximately $15.6 million of unused borrowing availability.

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

At June 30, 2009, the Company’s debt service coverage ratio was 1.4, and, therefore, it was in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2009. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges which are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our fixed asset borrowing base as defined in the revolving credit facility. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2009, further declines in demand in the automotive industry and in sales volumes in 2009 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

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

The ratio of current assets to current liabilities was 3.07 at June 30, 2009 versus 2.22 at December 31, 2008. Working capital increased by $5.0 million to $257.9 million at June 30, 2009 from $252.9 million at December 31, 2008.

During the first six months of 2009, the Company used $1.9 million from operating activities compared to providing $2.7 million in the same period of 2008. The decrease in operating cash provision of $10.7 million was primarily the result of a reduction in accounts payable and accrued expenses in the first six months of 2009 compared to an increase during the same period of 2008 (a decrease of $76.7 million compared to an increase of $29.2 million, respectively), primarily due to reductions in raw material purchases due to lower business volume and timing of payments of accounts payable. This difference, plus a decrease in net income of $11.4 million, was offset by a reduction in accounts receivable, inventories and other current assets in the first six months of 2009 compared to the same period of 2008 (a decrease of $69.2 million compared to an increase of $47.3 million, respectively), due to collection of accounts receivable along with an inventory reduction due to lower business volume during the first six months of 2009 compared to the same period of 2008. In the first six months of 2009, the Company also used cash of $3.3 million for capital expenditures and $3.0 million to purchase $6.125 million principal amount of its 8.375% Senior Subordinated Notes due 2014. These activities, plus cash interest and tax payments of $15.2 million, an increase in borrowing of $1.6 million and proceeds from the exercise of stock options of $.7 million, resulted in a decrease in cash of $5.2 million in the first six months of 2009.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro and British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At June 30, 2009, none were outstanding. We currently have no other derivative instruments.

Seasonality; Variability of Operating Results

Our results of operations are typically stronger in the first six months than the last six months of each calendar year due to plant maintenance scheduled in the third quarter to coincide with customer plant shutdowns and due to holidays in the fourth quarter.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, and tax rates; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $168.1 million at June 30, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.8 million during the six-month period ended June 30, 2009.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2009, we recorded an unfavorable foreign currency translation adjustment of $.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2009, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2009, we were a co-defendant in approximately 270 cases asserting claims on behalf of approximately 1,270 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Except for the following additional risk factor, there have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The current global financial crisis may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.

As of June 30, 2009, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2009, further declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. There were no purchases under this program during the quarter ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 28, 2009. The shareholders approved the elections of three directors to serve until the annual meeting of stockholders in the year 2012. The votes cast for each nominee were as follows:

	For	Withheld

Matthew V. Crawford	10,825,072	851,296
A. Malachi Mixon, III	10,708,941	967,427
Ronna Romney	10,835,368	841,000

The shareholders ratified the appointment of Ernst & Young LLP as the independent auditors of Park-Ohio Holdings Corp. for the fiscal year 2009. The votes cast were as follows:

For	Against	Abstained

10,860,298	21,740	3,278

The shareholders voted to amend and restate the Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan. The votes cast were as follows:

For	Against	Abstained

5,849,734	2,149,375	1,329,917

Item 6.	Exhibits

The following exhibits are included herein:

10	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on June 3, 2009, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Jeffrey L. Rutherford

Name: Jeffrey L. Rutherford Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 10, 2009

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2009

Exhibit

10	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp. filed on June 3, 2009, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002