Form 10-Q
period 2010-06-30
PARK OHIO HOLDINGS CORP
filed 2010-08-06
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2010: 11,742,041.

The Exhibit Index is located on page 24.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$27,866	$23,098
Accounts receivable, less allowances for doubtful accounts of $4,182 at June 30, 2010 and $8,388 at December 31, 2009	119,878	104,643
Inventories	169,115	182,116
Deferred tax assets	8,104	8,104
Unbilled contract revenue	15,263	19,411
Other current assets	10,171	12,700

Total Current Assets	350,397	350,072
Property, Plant and Equipment	246,763	245,240
Less accumulated depreciation	176,534	168,609

	70,229	76,631
Other Assets
Goodwill	3,738	4,155
Other	79,657	71,410

	$504,021	$502,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$83,692	$75,083
Accrued expenses	46,895	39,150
Current portion of long-term debt	11,882	10,894
Current portion of other postretirement benefits	2,197	2,197

Total Current Liabilities	144,666	127,324
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit and term loan facility	117,300	134,600
Other long-term debt	4,562	4,668
Deferred tax liability	7,200	7,200
Other postretirement benefits and other long-term liabilities	23,562	21,831

	336,459	352,134
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	13,284	13,274
Additional paid-in capital	67,153	66,323
Retained deficit	(28,749)	(34,230)
Treasury stock, at cost	(18,209)	(17,443)
Accumulated other comprehensive (loss)	(10,583)	(5,114)

	22,896	22,810

	$504,021	$502,268

Note:	The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Net sales	$198,303	$163,405	$390,004	$344,655
Cost of products sold	165,005	134,077	327,368	291,464

Gross profit	33,298	29,328	62,636	53,191
Selling, general and administrative expenses	22,337	22,214	43,305	44,836

Operating income	10,961	7,114	19,331	8,355
Gain on purchase of 8.375% senior subordinated notes	-0-	(3,096)	-0-	(3,096)
Interest expense	6,167	6,128	11,603	12,099

Income (loss) before income taxes	4,794	4,082	7,728	(648)
Income taxes	1,379	810	2,247	1,542

Net income (loss)	$3,415	$3,272	$5,481	$(2,190)

Amounts per common share:
Basic	$.30	$.30	$.49	$(.20)
Diluted	$.29	$.29	$.47	$(.20)
Common shares used in the computation:
Basic	11,475	11,008	11,229	10,890

Diluted	11,956	11,282	11,747	10,890

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Deficit	Stock	Income (Loss)	Total
			(Dollars in thousands)

Balance at January 1, 2010	$13,274	$66,323	$(34,230)	$(17,443)	$(5,114)	$22,810
Comprehensive income:
Net income			5,481			5,481
Foreign currency translation adjustment					(5,859)	(5,859)
Pension and post retirement benefit adjustments, net of tax					390	390

Comprehensive income						12
Amortization of restricted stock		680				680
Restricted share units exchanged for restricted stock	13	(13)				-0-
Restricted stock awards	5	(5)				-0-
Restricted stock cancelled	(8)	8				-0-
Purchase of treasury stock (65,293 shares)				(766)		(766)
Share-based compensation		160				160

Balance at June 30, 2010	$13,284	$67,153	$(28,749)	$(18,209)	$(10,583)	$22,896

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$5,481	$(2,190)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,437	9,660
Share-based compensation expense	840	1,204
Gain on purchase of 8.375% senior subordinated notes	-0-	(3,096)
Changes in operating assets and liabilities:
Accounts receivable	(15,235)	42,071
Inventories and other current assets	19,678	30,138
Accounts payable and accrued expenses	16,354	(76,704)
Other	(9,121)	(3,000)

Net Cash Provided (Used) by Operating Activities	26,434	(1,917)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(636)	(3,295)
Purchases of marketable securities	-0-	(62)
Sales of marketable securities	-0-	865

Net Cash (Used) by Investing Activities	(636)	(2,492)
FINANCING ACTIVITIES
(Payments on) proceeds from debt, net	(16,417)	1,588
Debt issue costs	(3,847)	-0-
Purchase of treasury stock	(766)	-0-
Purchase of 8.375% senior subordinated notes	-0-	(3,029)
Exercise of stock options	-0-	688

Net Cash (Used) by Financing Activities	(21,030)	(753)

Increase (Decrease) in Cash and Cash Equivalents	4,768	(5,162)
Cash and Cash Equivalents at Beginning of Period	23,098	17,825

Cash and Cash Equivalents at End of Period	$27,866	$12,663

Taxes paid	$945	$3,743
Interest paid	11,268	11,500

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Dollars and shares in thousands, except per share amounts)

NOTE A —	Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
Supply Technologies	$97,185	$77,444	$191,423	$160,415
Aluminum products	37,572	21,635	74,160	43,993
Manufactured products	63,546	64,326	124,421	140,247

	$198,303	$163,405	$390,004	$344,655

Income (loss) before income taxes:
Supply Technologies	$5,311	$2,885	$9,795	$3,431
Aluminum products	2,299	(1,794)	4,235	(5,456)
Manufactured products	7,597	9,373	12,529	17,085

	15,207	10,464	26,559	15,060
Corporate costs	(4,246)	(254)	(7,228)	(3,609)
Interest expense	(6,167)	(6,128)	(11,603)	(12,099)

Income (loss) before income taxes	$4,794	$4,082	$7,728	$(648)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2010	2009

Identifiable assets were as follows:
Supply Technologies	$212,538	$207,729
Aluminum products	77,198	76,443
Manufactured products	168,631	178,715
General corporate	45,654	39,381

	$504,021	$502,268

NOTE C —	Recent Accounting Pronouncements

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

NOTE D —	Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2010	2009

Finished goods	$96,223	$100,309
Work in process	24,584	26,778
Raw materials and supplies	48,308	55,029

	$169,115	$182,116

NOTE E —	Shareholders’ Equity

At June 30, 2010, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 13,284,508 shares were issued, of which 11,745,246 were outstanding and 1,539,262 were treasury shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NUMERATOR
Net income (loss)	$3,415	$3,272	$5,481	$(2,190)

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,475	11,008	11,229	10,890
Effect of dilutive securities:
Employee stock options	481	274	518	-0-

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,956	11,282	11,747	10,890

Amounts per common share:
Basic	$.30	$.30	$.49	$(.20)
Diluted	$.29	$.29	$.47	$(.20)

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Pursuant to ASC 260, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the six months ended June 30, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 206,000 shares were excluded in the three months and six months ended June 30, 2010, and 256,000 were excluded for the three months ended June 30, 2009 because they were anti-dilutive.

NOTE G —	Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2010 and 2009 was $840 and $1,204, respectively. Total stock compensation expense recorded in the second quarter of 2010 and 2009 was $378 and $689, respectively. There were 589,500 shares of restricted stock awarded during the six months ended June 30, 2009 at prices ranging from $3.49 to $3.74 per share, of which 66,500 shares were awarded in the three months ended June 30, 2009. There were no stock options awarded during the six months ended June 30, 2010 and 2009. There were 5,000 shares of restricted stock awarded during the three months and six months ended June 30, 2010. As of June 30, 2010, there was $1,699 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.52 years.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service costs	$81	$123	$162	$246	$9	$24	$18	$48
Interest costs	643	694	1,286	1,388	248	296	496	592
Expected return on plan assets	(1,984)	(1,758)	(3,968)	(3,517)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(20)	(20)	-0-	-0-	-0-	-0-
Amortization of prior service cost	15	32	30	64	(24)	-0-	(48)	-0-
Recognized net actuarial loss	82	231	164	462	107	119	214	238

Benefit (income) costs	$(1,173)	$(688)	$(2,346)	$(1,377)	$340	$439	$680	$878

During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE I —	Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$3,415	$3,272	$5,481	$(2,190)
Foreign currency translation	(3,832)	3,525	(5,859)	(352)
Unrealized loss on marketable securities, net of tax	-0-	-0-	-0-	413
Pension and post retirement benefit adjustments, net of tax	195	371	390	709

Total comprehensive income (loss)	$(222)	$7,168	$12	$(1,420)

The components of accumulated comprehensive loss at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

Foreign currency translation adjustment	$1,091	$6,950
Pension and postretirement benefit adjustments, net of tax	(11,674)	(12,064)

	$(10,583)	$(5,114)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2010	2009

Balance at January 1	$2,760	$5,402
Claims paid during the year	(541)	(786)
Additional warranties issued during the first six months	907	740

Balance at June 30	$3,126	$5,356

NOTE K —	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The 2010 annual effective income tax rate is estimated to be approximately 25% and is lower than the 35% United States federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense and anticipated income earned in jurisdictions outside of the United States, where the effective income tax rate is lower than in the United States.

The effective income tax rate in the first six months of 2010 and 2009 was 29% and (238)%, respectively. The primary reason for the variance in the effective income tax rate is because the Company anticipates full-year 2010 income in the United States at June 30, 2010 and anticipated full-year 2009 losses in the United States with no tax benefit at June 30, 2009.

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

The fair value of the 8.375% Subordinated Notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $170,967 at June 30, 2010. At June 30, 2010, the Company had other investments having Level 2 inputs totaling $10,231.

NOTE M —	Financing Arrangement

The Company was a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letters of credit. On March 8, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to June 30, 2013 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A for $28,000 that is secured by real estate and machinery and equipment and an unsecured term loan B for $12,000. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 3% to 4% or (ii) the bank’s prime lending rate plus 1%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 4% to 5% or (ii) the bank’s prime lending rate plus 2%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 6% to 7% or (ii) the bank’s prime lending rate plus 4.5%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500.

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	86,800	101,200
Term loan A	27,300	28,000
Term loan B	10,800	12,000
Other	8,844	8,962

	317,579	333,997
Less current maturities	11,882	10,894

Total	$305,697	$323,103

NOTE N —	Accounts Receivable

During the first six months of 2010 and 2009, the Company sold approximately $12,825 and $9,335, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $42 and $47, respectively in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2010 and cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated March 15, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
August 6, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the condensed consolidated financial statements.

On March 8, 2010, we amended our revolving credit facility to, among other things, extend its maturity to June, 2013 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A for $28.0 million that is secured by real estate and machinery and equipment, and an unsecured term loan B for $12.0 million. See Note M to the Condensed Consolidated Financial Statements.

During the fourth quarter of 2009, the Company recorded $7.0 million of asset impairment charges associated with general weakness in the economy, including the railroad industry. The charges were composed of $1.8 million of inventory impairment in Cost of Products Sold and $5.2 million for impairment of property and equipment.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Six Months 2010 versus Six Months 2009

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$191.4	$160.4	$31.0	19%
Aluminum Products	74.2	44.0	30.2	69%
Manufactured Products	124.4	140.3	(15.9)	(11)%

Consolidated Net Sales	$390.0	$344.7	$45.3	13%

Net sales increased $45.3 million to $390.0 million in the first six months of 2010 compared to $344.7 million in the same period in 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 19% primarily due to volume increases in the semi-conductor, power sports, HVAC, agricultural and construction equipment industries offset by declines in the heavy-duty truck, lawn and garden and automotive industries. Aluminum Products sales increased 69% as volumes increased to customers in the auto industry along with additional sales from new contracts. Manufactured Products sales decreased 11% from the declining volume in capital equipment and forged and machined products business units offset by increases in the rubber products business unit.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$327.4	$291.5	$35.9	12%

Consolidated gross profit	$62.6	$53.2	$9.4	18%

Gross Margin	16.1%	15.4%

Cost of products sold increased $35.9 million in the first six months of 2010 to $327.4 million compared to $291.5 million in the same period in 2009, while gross margin increased to 16.1% in the first six months of 2010 from 15.4% in the same period in 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases. Gross margin in the Manufactured Products segment decreased primarily from reduced sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$43.3	$44.8	$(1.5)	(3)%
SG&A percent	11.1%	13.0%

Consolidated SG&A expenses decreased 3% in the first six months of 2010 compared to the same period in 2009, representing a 190 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses decreased in the first six months of 2010 compared to the same period in 2009 primarily due to an increase in pension income and the $2.0 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy partially offset by a bonus accrual recorded in 2010.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the second quarter of 2009, the Company recorded a gain of $3.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$11.6	$12.1	$(.5)	(4)%
Average outstanding borrowings	$328.3	$379.2	$(50.9)	(13)%
Average borrowing rate	7.07%	6.38%	69	basis points

Interest expense decreased $.5 million in the first six months of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings partially offset by a higher average borrowing rate during the first six months of 2010. The decrease in average borrowings in the first six months of 2010 resulted primarily from earnings and decreased working capital. The higher average borrowing rate in the first six months of 2010 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $2.2 million in the first half of 2010, a 29% effective income tax rate, compared to an income tax provision of $1.5 million in the corresponding period of 2009, a (238)% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 25%.

Results of Operations

Second Quarter 2010 versus Second Quarter 2009

Net Sales by Segment:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$97.2	$77.4	$19.8	26%
Aluminum Products	37.6	21.7	15.9	73%
Manufactured Products	63.5	64.3	(.8)	(1)%

Consolidated Net Sales	$198.3	$163.4	$34.9	21%

Consolidated net sales increased $34.9 million in the second quarter of 2010 to $198.3 compared to $163.4 million in the same quarter of 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 26% primarily due to volume increases in the truck, consumer electronics, semi-conductor, HVAC, agricultural and construction equipment industries offset by declines in the automotive industry. Aluminum Products sales increased 73% as auto industry sales volumes increased along with additional sales from new contracts. Manufactured Products sales were essentially flat during the quarter.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$165.0	$134.1	$30.9	23%

Consolidated gross profit	$33.3	$29.3	$4.0	14%

Gross Margin	16.8%	17.9%

Cost of products sold increased $30.9 million to $165.0 million in the second quarter of 2010 compared to $134.1 million for the same quarter of 2009, while gross margin decreased to 16.8% in the second quarter of 2010 from 17.9% in the same quarter of 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases. Gross margin in the Manufactured Products segment decreased primarily from slightly lower sales volume.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$22.3	$22.2	$(.1)	(0)%
SG&A percent	11.2%	13.6%

Consolidated SG&A expenses were essentially flat in the second quarter of 2010 compared to the same quarter in 2009, representing a decrease in SG&A expenses as a percent of sales of 240 basis points from 13.6% to 11.2%. SG&A expenses decreased in the second quarter of 2010 compared to the same quarter in 2009 on a percentage basis primarily due to an increase in pension income and a $2.0 million charge in the second quarter of 2009 for a reserve for an account receivable from a customer in bankruptcy partially offset by an increase in salaries and benefits levels resulting from restoration to 2008 salary levels during the second quarter of 2010 along with a bonus accrual.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the second quarter of 2009, the Company recorded a gain of $3.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$6.2	$6.1	$.1	2%
Average outstanding borrowings	$325.9	$376.9	$(51.0)	(14)%
Average borrowing rate	7.57%	6.50%	107	basis points

Interest expense decreased $0.1 million in the second quarter of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings in 2010 offset by a higher average borrowing rate during the second quarter of 2010. The decrease in average borrowings in the second quarter of 2010 resulted primarily from earnings and a reduction in working capital. The higher average borrowing rate in the second quarter of 2010 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $1.4 million in the second quarter of 2010, a 29% effective income tax rate, compared to an income tax provision of $.8 million in the corresponding quarter of 2009, a 20% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 29%.

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. In 2003, we entered into a revolving credit facility with a group of banks which, as subsequently amended, matures on June 30, 2013 and provides for availability of up to $170 million subject to an asset-based formula. We have the option to increase the availability under the revolving loan portion of the credit facility by $25 million. The revolving credit facility is secured by substantially all our assets in the United States and Canada. Borrowings from this revolving credit facility will be used for general corporate purposes.

As of June 30, 2010, the Company had $124.9 million outstanding under the revolving credit facility, and approximately $45.8 million of unused borrowing availability.

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

At June 30, 2010, the Company’s debt service coverage ratio was 2.1, and, therefore, it was in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2010. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges which are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the revolving credit facility. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2010, declines in demand in the automotive industry and in sales volumes in 2010 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.42 at June 30, 2010 versus 2.75 at December 31, 2009. Working capital decreased by $17.0 million to $205.7 million at June 30, 2010 from $222.7 million at December 31, 2009. Accounts receivable increased $15.3 million to $119.9 million at June 30, 2010 from $104.6 million in 2009 primarily resulting from sales volume increases. Inventory decreased by $13.0 million at June 30, 2010 to $169.1 million from $182.1 million at December 31, 2009 primarily resulting from planned reductions and sales volumes increases. Accrued expenses increased by $7.8 million to $46.9 million at June 30, 2010 from $39.1 at December 31, 2009 primarily resulting from the accrual for income taxes, accrual for salaries and wages because of the timing of pay dates and bonus accrual increases and accounts payable increased $8.6 million to $83.7 million at June 30, 2010 from $75.1 million at December 31, 2009.

During the first six months of 2010, the Company provided $26.4 million from operating activities compared to using $1.9 million in the same period of 2009. The increase in the operating cash provision of $28.3 million was primarily the result of net income of $5.5 million in the first six months of 2010 compared to a net loss of $2.2 million in the first six months of 2009, (a change of $7.7 million), a decrease in operating assets and liabilities of $13.1 million in the first six months of 2010 compared to a decrease of $7.5 million in the first six months of 2009 offset by a reduction of depreciation and amortization expense of $2.6 million in the first six months of 2010 compared to the first six months of 2009. In the first six months of 2010, the Company used cash of $.6 million for capital expenditures. These activities, plus cash interest and tax payments of $12.2 million, a net reduction in borrowings of $16.4 million, purchase of treasury stock of $.8 million and debt issue costs of $3.8 million resulted in an increase in cash of $4.8 million in the first six months of 2010.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro and British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At June 30, 2010, none were outstanding. We currently have no other derivative instruments.

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

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $124.9 million at June 30, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.6 million during the six-month period ended June 30, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2010, we recorded an unfavorable foreign currency translation adjustment of $5.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2010, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2010, we were a co-defendant in approximately 290 cases asserting claims on behalf of approximately 1,200 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There are only five asbestos cases, involving 25 plaintiffs, that plead specified damages. In each of the five cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages each in the amount of $10.0 million for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s repurchases of its common stock during the second quarter ended June 30, 2010.

				Total Number
	Total			of Shares	Maximum Number of
	Number		Average	Purchased as	Shares That May Yet Be
	of Shares		Price Paid	Part of Publicly	Purchased Under the
Period	Purchased		Per Share	Announced Plans(1)	Plans or Program

April 1 — April 30, 2010	-0-		$-0-	-0-	340,920
May 1 — May 31, 2010	558	(2)	13.14	-0-	340,920
June 1 — June 30, 2010	22,000	(2)	15.67	-0-	340,920

	22,558		$15.60	-0-	340,920

(1)	In 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. During the first quarter of 2010, no shares were purchased as part of this program.

(2)	Consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2010

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2010

Exhibit

15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002