Form 10-Q
period 2010-09-30
PARK OHIO HOLDINGS CORP
filed 2010-11-15
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2010: 11,819,512.

The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$35,749	$23,098
Accounts receivable, less allowances for doubtful accounts of $4,268 at September 30, 2010 and $8,388 at December 31, 2009	137,024	104,643
Inventories	193,021	182,116
Deferred tax assets	8,104	8,104
Unbilled contract revenue	10,209	19,411
Other current assets	8,332	12,700

Total Current Assets	392,439	350,072
Property, Plant and Equipment	255,866	245,240
Less accumulated depreciation	184,013	168,609

	71,853	76,631
Other Assets
Goodwill	8,586	4,155
Other	75,071	71,410

	$547,949	$502,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$97,476	$75,083
Accrued expenses	61,865	39,150
Current portion of long-term debt	12,115	10,894
Current portion of other postretirement benefits	2,197	2,197

Total Current Liabilities	173,653	127,324
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit and term loan facility	121,000	134,600
Other long-term debt	5,407	4,668
Deferred tax liability	7,200	7,200
Other postretirement benefits and other long-term liabilities	21,993	21,831

	339,435	352,134
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	13,369	13,274
Additional paid-in capital	67,476	66,323
Retained deficit	(22,565)	(34,230)
Treasury stock, at cost	(18,397)	(17,443)
Accumulated other comprehensive (loss)	(5,022)	(5,114)

	34,861	22,810

	$547,949	$502,268

Note:	The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Net sales	$202,986	$168,597	$592,990	$513,252
Cost of products sold	168,006	145,938	495,374	437,402

Gross profit	34,980	22,659	97,616	75,850
Selling, general and administrative expenses	22,150	21,701	65,455	66,538
Asset impairment charge	3,539	-0-	3,539	-0-

Operating income	9,291	958	28,622	9,312
Gain on purchase of 8.375% senior subordinated notes	-0-	(2,011)	-0-	(5,108)
Gain on acquisition of business	(2,210)	-0-	(2,210)	-0-
Interest expense	6,469	5,897	18,072	17,996

Income (loss) before income taxes	5,032	(2,928)	12,760	(3,576)
Income taxes	(1,152)	296	1,095	1,838

Net income (loss)	$6,184	$(3,224)	$11,665	$(5,414)

Amounts per common share:
Basic	$.54	$(.29)	$1.03	$(.50)
Diluted	$.52	$(.29)	$.99	$(.50)
Common shares used in the computation:
Basic	11,386	11,011	11,282	10,931

Diluted	11,824	11,011	11,773	10,931

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Deficit	Stock	Income (Loss)	Total
			(Dollars in thousands)

Balance at January 1, 2010	$13,274	$66,323	$(34,230)	$(17,443)	$(5,114)	$22,810
Comprehensive income:
Net income			11,665			11,665
Foreign currency translation adjustment					(745)	(745)
Pension and post retirement benefit adjustments, net of tax					837	837

Comprehensive income						11,757
Amortization of restricted stock		1,025				1,025
Restricted share units exchanged for restricted stock	13	(13)				-0-
Restricted stock awards	96	(96)				-0-
Restricted stock cancelled	(14)	14				-0-
Purchase of treasury stock (80,027 shares)				(954)		(954)
Share-based compensation		223				223

Balance at September 30, 2010	$13,369	$67,476	$(22,565)	$(18,397)	$(5,022)	$34,861

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$11,665	$(5,414)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	12,105	14,121
Share-based compensation expense	1,248	1,861
Gain on acquisition of business	(2,210)	-0-
Asset impairment charge	3,539	-0-
Gain on purchase of 8.375% senior subordinated notes	-0-	(5,107)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(21,403)	42,928
Inventories and other current assets	20,418	49,000
Accounts payable and accrued expenses	36,899	(67,625)
Other	(12,562)	(560)

Net Cash Provided by Operating Activities	49,699	29,204
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(2,153)	(4,594)
Acquisitions	(16,000)	-0-
Purchases of marketable securities	-0-	(62)
Sales of marketable securities	-0-	865

Net Cash Used by Investing Activities	(18,153)	(3,791)
FINANCING ACTIVITIES
Payments on debt, net	(13,800)	(19,441)
Debt issue costs	(4,141)	-0-
Purchase of treasury stock	(954)	-0-
Purchase of 8.375% senior subordinated notes	-0-	(5,108)
Exercise of stock options	-0-	688

Net Cash Used by Financing Activities	(18,895)	(23,861)

Increase (Decrease) in Cash and Cash Equivalents	12,651	1,552
Cash and Cash Equivalents at Beginning of Period	23,098	17,825

Cash and Cash Equivalents at End of Period	$35,749	$19,377

Taxes paid	$1,241	$2,577
Interest paid	13,169	12,506

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Dollars and shares in thousands, except per share amounts)

NOTE A —	Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
Supply Technologies	$103,885	$82,464	$295,308	$242,879
Aluminum products	35,554	31,663	109,714	75,656
Manufactured products	63,547	54,470	187,968	194,717

	$202,986	$168,597	$592,990	$513,252

Income (loss) before income taxes:
Supply Technologies	$6,428	$2,078	$16,223	$5,509
Aluminum products	1,913	(1,337)	6,148	(6,793)
Manufactured products	8,258	3,413	20,787	20,498

	16,599	4,154	43,158	19,214
Corporate expenses	(3,769)	(3,196)	(10,997)	(9,901)
Gain on purchase of 8.375% senior subordinated notes	-0-	2,011	-0-	5,107
Gain on acquisition of business	2,210	-0-	2,210	-0-
Asset impairment charge	(3,539)	-0-	(3,539)	-0-
Interest expense	(6,469)	(5,897)	(18,072)	(17,996)

Income (loss) before income taxes	$5,032	$(2,928)	$12,760	$(3,576)

	September 30,	December 31,
	2010	2009

Identifiable assets were as follows:
Supply Technologies	$244,494	$207,729
Aluminum products	86,430	76,443
Manufactured products	182,336	178,715
General corporate	34,689	39,381

	$547,949	$502,268

NOTE C —	Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Update (“ASU”) No. 2010-06, “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. ASU No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which is effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement with variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the financial statements of the Company.

NOTE D —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$118,199	$100,309
Work in process	24,319	26,778
Raw materials and supplies	50,503	55,029

	$193,021	$182,116

NOTE E —	Shareholders’ Equity

At September 30, 2010, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 13,369,174 shares were issued, of which 11,815,178 were outstanding and 1,553,996 were treasury shares.

NOTE F —	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NUMERATOR
Net income (loss)	$6,184	$(3,224)	$11,665	$(5,414)

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,386	11,011	11,282	10,931
Effect of dilutive securities:
Employee stock options(a)	438	-0-	491	-0-

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,824	11,011	11,773	10,931

Amounts per common share:
Basic	$.54	$(.29)	$1.03	$(.50)
Diluted	$.52	$(.29)	$.99	$(.50)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	No employee stock options were added for this period as the addition of 358,000 shares in the nine months ended September 30, 2009 and 478,000 shares in the three months ended September 30, 2009 would result in anti-dilution because the Company reported a net loss in that period.

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Pursuant to ASC 260, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the nine months ended September 30, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 206,000 and 207,000 shares were excluded in the three months and nine months ended September 30, 2010, respectively, because they were anti-dilutive.

NOTE G —	Stock-Based Compensation

Total stock compensation expense recorded in the first nine months of 2010 and 2009 was $1,248 and $1,861, respectively. Total stock compensation expense recorded in the third quarter of 2010 and 2009 was $409 and $658, respectively. There were 624,450 shares of restricted stock awarded during the nine months ended September 30, 2009 at prices ranging from $3.18 to $3.74 per share, of which 34,950 shares were awarded in the three months ended September 30, 2009. There were no stock options awarded during the nine months ended September 30, 2010 and 2009. There were 76,000 shares of restricted stock awarded during the three months and nine months ended September 30, 2010 at prices ranging from $11.65 to $14.73. As of September 30, 2010, there was $2,297 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.75 years.

NOTE H —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service costs	$81	$123	$243	$369	$9	$24	$27	$72
Interest costs	643	694	1,929	2,082	248	296	744	888
Expected return on plan assets	(1,984)	(1,758)	(5,952)	(5,275)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(30)	(30)	-0-	-0-	-0-	-0-
Amortization of prior service cost	15	32	45	96	(24)	-0-	(72)	-0-
Recognized net actuarial loss	82	231	246	693	107	119	321	357

Benefit (income) costs	$(1,173)	$(688)	$(3,519)	$(2,065)	$340	$439	$1,020	$1,317

During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I —	Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$6,184	$(3,224)	$11,665	$(5,414)
Foreign currency translation	5,084	2,245	(745)	1,893
Unrealized loss on marketable securities, net of tax	-0-	-0-	-0-	413
Pension and post retirement benefit adjustments, net of tax	447	373	837	1,082

Total comprehensive income (loss)	$11,715	$(606)	$11,757	$(2,026)

The components of accumulated comprehensive loss at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Foreign currency translation adjustment	$6,205	$6,950
Pension and postretirement benefit adjustments, net of tax	(11,227)	(12,064)

	$(5,022)	$(5,114)

NOTE J —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2010	2009

Balance at January 1	$2,760	$5,402
Claims paid during the year	(789)	(2,456)
Additional warranties issued during the first nine months	1,416	1,312

Balance at September 30	$3,387	$4,258

NOTE K —	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The 2010 annual effective income tax rate is estimated to be approximately 18% and is lower than the 35% United States federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

The effective income tax rate in the first nine months of 2010 and 2009 was 9% and (51)%, respectively. The primary reason for the variance in the effective income tax rate is because the Company anticipates full-year 2010 income in the United States with no income taxes at September 30, 2010 and anticipated full-year 2009 losses in the United States with no tax benefit at September 30, 2009. Additionally, during the third quarter of 2010, the Company recognized a $1,354 tax benefit due to a reversal of a portion of the valuation allowance against its U.S. net deferred tax assets.

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

The fair value of the 8.375% Subordinated Notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $180,618 at September 30, 2010. The fair value of term loans A and B approximated book value at September 30, 2010.

NOTE M —	Asset Impairment

During the third quarter of 2010, the Company reviewed one of its investments and determined there was dimunition in value and therefore recorded an asset impairment charge of $3,539.

NOTE N —	Financing Arrangement

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, and subsequently on August 31, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to April 30, 2014 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A for $28,000 that is secured by real estate and machinery and equipment and an unsecured term loan B for $12,000. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 2.25% to 3.25% or (ii) the bank’s prime lending rate minus (.25)% to plus .75%, at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	92,400	101,200
Term loan A	26,600	28,000
Term loan B	9,600	12,000
Other	9,922	8,962

	322,357	333,997
Less current maturities	12,115	10,894

Total	$310,242	$323,103

NOTE O —	Accounts Receivable

During the first nine months of 2010 and 2009, the Company sold approximately $24,637 and $14,192, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $102 and $65, respectively in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

NOTE P —	Acquisitions

Effective August 31, 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to Assembly Components Systems (“ACS”) business unit of Lawson Products, Inc. for $16,000 in cash and a $2,160 subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The net assets acquired were integrated into the Company’s Supply Technologies business segment. The total purchase price may be adjusted based on the final value of the net assets and liabilities of ACS as of August 31, 2010. The fair value of the net assets acquired of $20,370 exceeded the total purchase price and, accordingly, resulted in a gain on acquisition of business of $2,210. Net sales of $4,400 were added to the Company’s Supply Technologies business segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to ACS’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2010, the effective date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the preliminary estimated purchase price is allocated as follows:

Accounts receivable	$9,059
Inventories	16,711
Prepaid expenses and other current assets	42
Property, plant and equipment	299
Customer relationships	990
Accounts payable	(5,047)
Accrued expenses	(330)
Deferred tax liability	(1,354)
Gain on acquisition	(2,210)

Total estimated purchase price	$18,160

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The area of purchase price allocation that is not yet finalized relates to the working capital adjustment as of August 31, 2010. Prior to the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. There were no significant direct transaction costs associated with this acquisition included in selling, general and administrative expenses during the three months and nine months ended September 30, 2010. These costs will be expensed as incurred in the fourth quarter.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7,500 of notes receivable due from Rome. The assets of Rome will be integrated into the Company’s aluminum segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to Rome’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 30, 2010, the effective date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the preliminary estimated purchase price is as follows:

Accounts receivable	$1,918
Inventories	1,000
Property, plant and equipment	2,800
Accounts payable	(2,314)
Accrued expenses	(516)
Goodwill	4,572

Total purchase price	$7,460

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with ACS and Rome as if the acquisitions had occurred on January 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions been completed at the date indicated above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pro forma revenues	$216,082	$182,125	$642,685	$553,716
Pro forma net income	5,010	(2,995)	9,043	(8,511)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2010 and cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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
November 15, 2010

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

During the third quarter of 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to the Assembly Components Systems (“ACS”) business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The Company recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note P to the Condensed Consolidated Financial Statements.

During the third quarter of 2010, the Company recorded an asset impairment charge of $3.5 million related to the write down of one of its investments.

On March 8, 2010 and subsequently on August 31, 2010, we amended our revolving credit facility to, among other things, extend its maturity to April 30, 2014 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A for $28.0 million, that is secured by real estate and machinery and equipment, and an unsecured term loan B for $12.0 million. See Note M to the Condensed Consolidated Financial Statements.

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

Results of Operations

Nine Months 2010 versus Nine Months 2009

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$295.3	$242.9	$52.4	22%
Aluminum Products	109.7	75.7	34.0	45%
Manufactured Products	188.0	194.7	(6.7)	(3)%

Consolidated Net Sales	$593.0	$513.3	$79.7	16%

Net sales increased $79.7 million to $593.0 million in the first nine months of 2010 compared to $513.3 million in the same period in 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 22% primarily due to volume increases in the heavy duty truck, semi-conductor, power sports, HVAC, agricultural and construction equipment industries. In addition, there were $4.4 million of sales resulting from the acquisition of the ACS business. These additions were offset by declines in the lawn and garden, medical and automotive industries. Aluminum Products sales increased 45% as volumes increased to customers in the auto industry along with additional sales from new contracts. Manufactured Products sales decreased 3% due to the declining volume in the forged and machined products business unit because of volume declines in the rail industry partially offset by increases in the capital equipment and rubber products business units.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$495.4	$437.4	$58.0	13%

Consolidated gross profit	$97.6	$75.9	$21.7	29%

Gross Margin	16.5%	14.8%

Cost of products sold increased $58.0 million in the first nine months of 2010 to $495.4 million compared to $437.4 million in the same period in 2009, while gross margin increased to 16.5% in the first nine months of 2010 from 14.8% in the same period in 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases, while gross margin in the Manufactured Products segment was unchanged from the same period in the prior year.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$65.5	$66.5	$(1.0)	(2)%
SG&A percent	11.0%	13.0%

Consolidated SG&A expenses decreased 2% in the first nine months of 2010 compared to the same period in 2009, representing a 200 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses decreased in the first nine months of 2010 compared to the same period in 2009 primarily due to an increase in pension income and the $2.0 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy partially offset by an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the first nine months of 2009, the Company recorded a gain of $5.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$18.1	$18.0	$0.1	1%
Average outstanding borrowings	$324.2	$371.2	$(47.0)	(13)%
Average borrowing rate	7.44%	6.46%	98	basis points

Interest expense increased $.1 million in the first nine months of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings offset by a higher average borrowing rate during the first nine months of 2010. The decrease in average borrowings in the first nine months of 2010 resulted primarily from earnings and decreased working capital. The higher average borrowing rate in the first nine months of 2010 was due primarily to increased interest rates under our amended revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $1.1 million in the first nine months of 2010, a 9% effective income tax rate, compared to income taxes of $1.8 million provided in the corresponding period of 2009, a (51)% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 18%, excluding the third quarter of 2010 valuation allowance reversal.

Results of Operations

Third Quarter 2010 versus Third Quarter 2009

Net Sales by Segment:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$103.9	$82.5	$21.4	26%
Aluminum Products	35.6	31.6	4.0	13%
Manufactured Products	63.5	54.5	9.0	17%

Consolidated Net Sales	$203.0	$168.6	$34.4	20%

Consolidated net sales increased $34.4 million in the third quarter of 2010 to $203.0 compared to $168.6 million in the same quarter of 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 26% primarily due to volume increases in the truck, power sports, semi-conductor, HVAC, agricultural and construction equipment and industrial equipment industries offset by declines in the automotive industry. In addition, there were $4.4 million of sales resulting from the acquisition of the ACS business. Aluminum Products sales increased 13% as auto industry sales volumes increased along with additional sales from new contracts. Manufactured Products sales increased 17% resulting from higher sales in the capital equipment and rubber products business units offset by lower sales in the forged and machined products business unit because of volume declines in the rail industry.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$168.0	$145.9	$22.1	15%

Consolidated gross profit	$35.0	$22.7	$12.3	54%

Gross Margin	17.2%	13.5%

Cost of products sold increased $22.1 million to $168.0 million in the third quarter of 2010 compared to $145.9 million for the same quarter of 2009, while gross margin increased to 17.2% in the third quarter of 2010 from 13.5% in the same quarter of 2009.

Gross margin increased in each of the segments resulting from volume increases.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$22.2	$21.7	$.5	2%
SG&A percent	10.9%	12.9%

Consolidated SG&A expenses increased $.5 million in the third quarter of 2010 compared to the same quarter in 2009, representing a decrease in SG&A expenses as a percent of sales of 200 basis points from 12.9% to 10.9%. SG&A expenses increased in the third quarter of 2010 compared to the same quarter in 2009 primarily due to an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual, partially offset by an increase in pension income and a $2.0 million charge in the third quarter of 2009 for a reserve for an account receivable from a customer in bankruptcy.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the third quarter of 2009, the Company recorded a gain of $2.0 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$6.5	$5.9	$.6	10%
Average outstanding borrowings	$315.4	$357.1	$(41.7)	(12)%
Average borrowing rate	8.24%	6.61%	163	basis points

Interest expense increased $0.6 million in the third quarter of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings in 2010 offset by a higher average borrowing rate during the third quarter of 2010. The decrease in average borrowings in the third quarter of 2010 resulted primarily from earnings and a reduction in working capital. The higher average borrowing rate in the third quarter of 2010 was due primarily to increased interest rates under our amended revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $(1.2) million in the third quarter of 2010, a (24)% effective income tax rate, compared to income taxes of $0.3 million provided in the corresponding quarter of 2009, a (10)% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 18%, excluding the third quarter of 2010 valuation allowance reversal.

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. In 2003, we entered into a revolving credit facility with a group of banks which, as subsequently amended, matures at April 30, 2014 and provides for availability of up to $170 million subject to an asset-based formula. We have the option to increase the availability under the revolving loan portion of the credit facility by $25 million. The revolving credit facility is secured by substantially all our assets in the United States and Canada. Borrowings from this revolving credit facility will be used for general corporate purposes. On March 8, 2010 and subsequently on August 31, 2010, the revolving credit facility was amended and restated to, among other things, extend its maturity date to April 30, 2014, reduce the loan commitment from $270.0 million to $210.0 million, which amount includes a term loan A for $28.0 million ($26.6 million outstanding at September, 2010) that is secured by real estate and machinery and equipment and an unsecured term loan B for $12.0 million ($9.6 million outstanding at September 30, 2010). Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 2.25% to 3.25% or (ii) the bank’s prime lending rate minus .25% to plus .75%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3.5 million.

As of September 30, 2010, the Company had $128.6 million outstanding under the revolving credit facility, and approximately $50.4 million of unused borrowing availability.

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

At September 30, 2010, the Company’s debt service coverage ratio was 2.1, and, therefore, it was in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2010. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges which are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the revolving credit facility. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2010, declines in demand in the automotive industry and in sales volumes in 2010 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.26 at September 30, 2010 versus 2.75 at December 31, 2009. Working capital decreased by $3.9 million to $218.8 million at September 30, 2010 from $222.7 million at December 31, 2009. Accounts receivable increased $32.4 million to $137.0 million at September 30, 2010 from $104.6 million in 2009 primarily resulting from the acquisitions in 2010 and sales volume increases. Inventory increased by $10.9 million at September 30, 2010 to $193.0 million from $182.1 million at December 31, 2009 primarily resulting from the two acquisitions in 2010 and planned reductions and sales volumes increases. Accrued expenses increased by $22.8 million to $61.9 million at September 30, 2010 from $39.1 at December 31, 2009 primarily resulting from increases in advance billings, the accrual for income taxes, accrual for salaries and wages because of the timing of pay dates and bonus accrual increases and accounts payable increased $22.4 million to $97.5 million at September 30, 2010 from $75.1 million at December 31, 2009.

During the first nine months of 2010, the Company provided $49.7 million from operating activities compared to $29.2 million in the same period of 2009. The increase in the operating cash provision of $20.5 million was primarily the result of net income of $11.7 million in the first nine months of 2010 compared to a net loss of $5.4 million in the first nine months of 2009, (a change of $17.1 million), a decrease in operating assets and liabilities of $23.4 million in the first nine months of 2010 compared to a decrease of $23.7 million in the first nine months of 2009 offset by a reduction of depreciation and amortization expense of $2.0 million in the first nine months of 2010 compared to the first nine months of 2009. In the first nine months of 2010, the Company used cash of $2.2 million for capital expenditures and made an acquisition for $16.0 million in cash. These activities, plus cash interest and tax payments of $14.4 million, a net reduction in borrowings of $13.8 million, purchase of treasury stock of $1.0 million and debt issue costs of $4.1 million resulted in an increase in cash of $12.7 million in the first nine months of 2010.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro and British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2010, none were outstanding. We currently have no other derivative instruments.

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

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $128.6 million at September 30, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million during the nine-month period ended September 30, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2010, we recorded an unfavorable foreign currency translation adjustment of $.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2010, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2010, we were a co-defendant in approximately 300 cases asserting claims on behalf of approximately 1,240 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s repurchases of its common stock during the third quarter ended September 30, 2010.

				Total Number
	Total			of Shares	Maximum Number of
	Number		Average	Purchased as	Shares That May Yet Be
	of Shares		Price Paid	Part of Publicly	Purchased Under the
Period	Purchased		Per Share	Announced Plans(1)	Plans or Program

July 1 — July 31, 2010	4,767		$15.11	-0-	340,920
August 1 — August 31, 2010	232	(2)	11.83	-0-	340,920
September 1 — September 30, 2010	9,735	(2)	11.59	-0-	340,920

	14,734		$12.76	-0-	340,920

(1)	In 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock.

(2)	Consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

4.1	Consent and Amendment No. 1 to Third Amended and Restated Credit Agreement
4.2	Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement
10.1	Asset Purchase Agreement By and Among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc.
10.2	Bill of Sale by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 15, 2010

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Exhibit

4.1	Consent and Amendment No. 1 to Third Amended and Restated Credit Agreement
4.2	Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement
10.1	Asset Purchase Agreement By and Among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc.
10.2	Bill of Sale by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company
15	Letter re: unaudited interim financial information
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002