Form 10-K
period 2010-12-31
PARK OHIO HOLDINGS CORP
filed 2011-03-08
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $117,004,900, based on the closing price of $14.39 per share of the registrant’s Common Stock on June 30, 2010.

Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 28, 2011: 11,837,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 26, 2011 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2010 we employed approximately 3,200 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES FOR 2010	$402.1 million (49% of total)	$143.7 million (18% of total)	$267.7 million (33% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Control arms • Front engine covers • Cooling modules • Knuckles • Pump housings • Clutch retainers/pistons • Master cylinders • Pinion housings • Oil pans • Flywheel spacers	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
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
•   Coatings
•   Forging
•   Foundry
•   Heavy-duty truck
•   Construction equipment
•   Silicon
•   Automotive
•   Oil and gas
•   Rail and locomotive manufacturing
• Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 49 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

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

Markets and Customers.  For the year ended December 31, 2010, approximately 83% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Managementtm services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 6,100 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 26% and 24% of the sales of Supply Technologies for 2010 and 2009, respectively. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial conditions of this segment.

The Company evaluated its long-lived assets to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company recorded restructuring and asset impairment charges of $4.0 million during the fourth quarter of 2009. See Note O to the consolidated financial statements included elsewhere herein.

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

Recent Developments.  During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the Assembly Components Systems (“ACS”) business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The Company recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note C to the consolidated financial statements included elsewhere herein.

Aluminum Products

We believe that we are one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at six manufacturing facilities in Ohio, Indiana and Georgia.

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

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 57% of Aluminum Products sales for 2010 and 2009. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with aluminum casting capabilities able to meet the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.

Recent Developments.  On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company.

Manufactured Products

Our Manufactured Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, rubber products and forged and machined products. We manufacture these products in twelve domestic facilities and ten international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan.

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 51% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We manufacture injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

During the fourth quarter of 2009, the Company evaluated its long-lived assets at one of its forging units to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets and recorded restructuring and asset impairment charges of $3.0 million in 2009. See Note O to the consolidated financial statements included elsewhere herein.

Competition.  We compete with small- to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. We compete domestically and internationally with small- to medium- sized forging and machining businesses on the basis of product quality and precision. We compete with other domestic small- to medium-sized manufacturers of injection molded rubber and silicone products primarily on the basis of price and product quality.

Recent Developments.  On December 31, 2010, the Company through its subsidiary, Ajax Tocco Magnethermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s U.S. heating business operating as Pillar Induction (“Pillar”) for $9.9 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

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

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Supply Technologies has multiple sources of supply for its components. An increasing portion of Supply Technologies’ production components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. We are dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources.

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Manufactured Products’ orders believed to be firm as of December 31, 2010 was $174.4 million compared with $178.8 million as of December 31, 2009. Approximately $20.0 million of the backlog as of December 31, 2010 is scheduled to be shipped after 2011. The remainder is scheduled to be shipped in 2011.

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

From time to time, we have incurred, and are presently incurring, costs and obligations for correcting environmental noncompliance and remediating environmental conditions at certain of our properties. In general, we have not experienced difficulty in complying with environmental laws in the past, and compliance with environmental laws has not had a material adverse effect on our financial condition, liquidity and results of operations. Our capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to us in the foreseeable future.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained in note B to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2010, 2009 and 2008 is incorporated herein by reference.

Recent Developments

The information contained in Note C, Note D and Note O to the consolidated financial statements included elsewhere herein is incorporated herein by reference.

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

As of December 31, 2010, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2011, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

The industries in which we operate are cyclical and are affected by the economy in general.

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 24% and 5% of our net sales during the year ended December 31, 2010 from the automobile and heavy-duty truck industries, respectively. Dramatically lower global automotive sales have resulted in lower demand for our products. Further economic decline that results in a reduction in automotive sales and production by our customers could have a material adverse effect on our business, results of operations and financial condition.

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

Most of the products and services are provided to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our customers, many of them only establish pricing terms and do not obligate our Supply Technologies customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2010, our ten largest customers accounted for approximately 27% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

During 2009, Chrysler’s U.S. operations, General Motor’s U.S. operations and Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings and as such there was no charge to earnings as a result of these bankruptcies. The account receivable from Metaldyne at the time of the bankruptcy was $4.2 million. The Company recorded a $4.2 million charge to reserve for the collection of the account receivable when Metaldyne announced it had completed the sale of substantially all of its assets to MD Investors Corporation, effectively making no payments to its unsecured creditors, including us.

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

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own in the aggregate less than 15% of our outstanding common stock, and if at such time neither Mr. E. Crawford nor Mr. M. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our Supply Technologies business purchases substantially all of its component parts from third-party suppliers and manufacturers. As such, it is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. Failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.

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

As of December 31, 2010, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 385 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

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

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these polices require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Those who set and interpret the accounting standards (such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent changes, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of our outstanding common stock and their interests may conflict with yours.

As of February 25, 2011, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 27% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, our operations included numerous manufacturing and supply chain logistics services facilities located in 24 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 87% of the available square footage was located in the United States. Approximately 43% of the available square footage was owned. In 2010, approximately 30% of the available domestic square footage was used by the Supply Technologies segment, 47% was used by the Manufactured Products segment and 23% was used by the Aluminum Products segment. Approximately 54% of the available foreign square footage was used by the Supply Technologies segment and 46% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2010.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage		Use

SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	70,600		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	43,800		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Des Plaines, IL	Leased	45,000		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Nashville, TN	Leased	44,900		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Lenexa, KS	Leased	38,000		Logistics
	Austin, TX	Leased	30,000		Logistics
	Madison Hts., MI	Leased	32,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	54,000		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000		Manufacturing
PRODUCTS	Huntington, IN	Leased	125,000		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	177,000		Manufacturing
	Ravenna, OH	Owned	64,000		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Brookfield, WI	Leased	100,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing

(1)	Supply Technologies has 49 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has 16 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

At December 31, 2010, we were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,230 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all, that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.

Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	[Removed and Reserved]

Item 4A.	Executive Officers of the Registrant

Information with respect to the executive officers of the Company as of March 8, 2011 is as follows:

Name	Age	Position

Edward F. Crawford	71	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	41	President and Chief Operating Officer and Director
Jeffrey L. Rutherford	50	Vice President and Chief Financial Officer
Robert D. Vilsack	50	Secretary and General Counsel
Patrick W. Fogarty	49	Director of Corporate Development

Mr. E. Crawford has been a director and our Chairman of the Board and Chief Executive Officer since 1992. He has also served as the Chairman of Crawford Group, Inc., a management company for a group of manufacturing companies, since 1964.

Mr. M. Crawford has been President and Chief Operating Officer since 2003 and joined us in 1995 as Assistant Secretary and Corporate Counsel. He was also our Senior Vice President from 2001 to 2003. Mr. M. Crawford became one of our directors in August 1997 and has served as President of Crawford Group, Inc. since 1995. Mr. E. Crawford is the father of Mr. M. Crawford.

Mr. Rutherford has been Vice President and Chief Financial Officer since joining us in July 2008. From 2007 until his employment with us, Mr. Rutherford served as Senior Vice President, Chief Financial Officer of UAP Holding Corp., an independent distributor of agricultural inputs and professional non-crop products. Mr. Rutherford previously served as President and Chief Executive Officer of Lesco, Inc., a provider of professional turf care products and a division of John Deere & Co., from 2005 to 2007, and as Lesco’s Chief Financial Officer from 2002 to 2005. From 1998 to 2002, he was the Senior Vice President, Treasurer and Chief Financial Officer of OfficeMax, Inc., an office products company. Prior to joining Office Max, he spent fourteen years with the accounting firm Arthur Andersen & Co.

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

The Company’s common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2010. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit facility and the indenture governing the Company’s 8.375% senior subordinated notes restrict the Company’s ability to pay dividends.

Quarterly Common Stock Price Ranges

	2010		2009
Quarter	High	Low	High	Low

1st	$9.96	$5.69	$6.63	$1.65
2nd	16.40	8.80	5.24	2.67
3rd	15.66	10.01	9.32	2.69
4th	23.70	12.77	8.69	4.01

The number of shareholders of record for the Company’s common stock as of February 25, 2011 was 588.

Issuer Purchases of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2010.

			Total Number
	Total		of Shares
	Number	Average	Purchased as	Maximum Number of Shares
	of Shares	Price Paid	Part of Publicly	That May Yet Be Purchased
Period	Purchased	Per Share	Announced Plans(1)	Under the Plans or Program

October 1 — October 31, 2010	-0-	$-0-	-0-	340,920
November 1 — November 30, 2010	-0-	-0-	-0-	340,920
December 1 — December 31, 2010	5,000	21.10	5,000	335,920

TOTAL	5,000	$21.10	5,000	335,920

(1)	In 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. During the fourth quarter of 2010, 5,000 shares were purchased as part of this program.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Selected Statement of Operations Data:
Net sales	$813,522	$701,047	$1,068,757	$1,071,441	$1,056,246
Cost of products sold(a)	679,425	597,200	919,297	912,337	908,095

Gross profit	134,097	103,847	149,460	159,104	148,151
Selling, general and administrative expenses	91,755	87,786	105,546	98,679	90,296
Goodwill impairment charge	-0-	-0-	95,763	-0-	-0-
Gain on sale of assets held for sale	-0-	-0-	-0-	(2,299)	-0-
Restructuring and impairment charges (credits)(a)	3,539	5,206	25,331	-0-	(809)

Operating income (loss)(a)	38,803	10,855	(77,180)	62,724	58,664
Gain on purchase of 8.375% senior subordinated notes	-0-	(6,297)	(6,232)	-0-	-0-
Gain on acquisition of business	(2,210)	-0-	-0-	-0-	-0-
Interest expense	23,792	23,189	27,869	31,551	31,267

Income (loss) before income taxes	17,221	(6,037)	(98,817)	31,173	27,397
Income tax expense (benefit)(b)	2,034	(828)	20,986	9,976	3,218

Net income (loss)	$15,187	$(5,209)	$(119,803)	$21,197	$24,179

Amounts per common share:
Basic	$1.34	$(.47)	$(10.88)	$1.91	$2.20

Diluted	$1.29	$(.47)	$(10.88)	$1.82	$2.11

	Year Ended December 31,
	2010	2009	2008	2007	2006

Other Financial Data:
Net cash flows provided by operating activities	$67,059	$43,865	$8,547	$31,466	$6,063
Net cash flows used by investing activities	(29,851)	(4,772)	(20,398)	(21,991)	(31,407)
Net cash flows (used) provided by financing activities	(24,995)	(33,820)	15,164	(16,600)	28,285
Depreciation and amortization	17,132	18,918	20,933	20,611	20,140
Capital expenditures, net	3,951	5,575	17,466	21,876	20,756
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$35,311	$23,098	$17,825	$14,512	$21,637
Working capital	219,193	222,748	252,873	270,939	268,825
Property, plant and equipment	68,783	76,631	90,642	105,557	101,085
Total assets	552,532	502,268	619,220	769,189	783,751
Total debt	316,213	333,997	374,646	360,049	374,800
Shareholders’ equity	46,375	22,810	12,755	171,478	138,737

(a)	In each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance and pension curtailment are accruals for cash expenses. We made cash payments of $.1 million, $.5 million, $.3 million, and $.3 million in the years ended December 31, 2010, 2009, 2007, and 2006, respectively, related to our severance and pension curtailment accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-cash charges:
Cost of products sold (inventory write-down)	$-0-	$1,797	$5,544	$2,214	$800
Asset impairment	3,539	5,206	24,767	-0-	-0-
Restructuring and severance	-0-	-0-	564	-0-	-0-
Pension and postretirement benefits curtailment (credits)	-0-	-0-	-0-	-0-	(809)

Total	$3,539	$7,003	$30,875	$2,214	$(9)

Charges reflected as restructuring and impairment charges (credits) on income statement	$3,539	$5,206	$25,331	$-0-	$(809)

(b)	In 2006, the Company reversed $5.0 million of its domestic deferred tax asset valuation allowances as it has been determined the realization of these amounts is more likely than not. In 2008, the Company recorded a valuation allowance of $33.5 million for its net deferred tax asset.

No dividends were paid during the five years ended December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to a goodwill impairment charge in 2008, recording of a tax valuation allowance in 2008, restructuring and unusual charges in 2010, 2009 and 2008 and acquisitions in 2010 and 2008.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements, included elsewhere herein.

The domestic and international automotive markets were significantly impacted in 2008, which adversely affected our business units serving those markets. During the third quarter of 2008, the Company recorded asset impairment charges associated with the related volume declines and volatility in the automotive markets. The charges were composed of $.6 million of inventory impairment included in Cost of Products Sold and $17.5 million for impairment of property and equipment and other long-term assets. See Note O to the consolidated financial statements included elsewhere herein.

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

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The Company recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note C to the consolidated financial statements included elsewhere herein.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company.

On December 31, 2010, the Company through its subsidiary, Ajax Tocco Magnethermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”) for $9.9 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

On March 8, 2010 and subsequently on August 31, 2010, we amended our revolving credit facility to, among other things, extend its maturity to April 30, 2014 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A that is secured by real estate and machinery and equipment, and an unsecured term loan B. See Note G to the consolidated financial statements included elsewhere herein.

During the third quarter of 2010, the Company recorded an asset impairment charge of $3.5 million related to the writedown of one of its investments.

Approximately 24% of the Company’s consolidated net sales are to the automotive markets. In 2009, the Company recorded a charge of $4.2 million to fully reserve for the account receivable from Metaldyne resulting from its bankruptcy.

Results of Operations

2010 versus 2009

Net Sales by Segment:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$402.1	$328.8	$73.3	22%
Aluminum Products	143.7	111.4	32.3	29%
Manufactured Products	267.7	260.8	6.9	3%

Consolidated Net Sales	$813.5	$701.0	$112.5	16%

Consolidated net sales increased $112.5 million to $813.5 million compared to $701.0 million in 2009 as the Company experienced volume increases in each segment. Supply Technologies sales increased 22% primarily due to volume increases in the heavy-duty truck industry, automotive, semi-conductor, power sports, HVAC, agricultural and construction equipment industries. In addition, there were $16.9 million of sales resulting from the acquisition of the ACS business. These additions were offset by declines in the lawn and garden and medical industries. Aluminum Products sales increased 29% as volumes increased to customers in the auto industry along with additional sales from new contracts. In addition, there were $7.0 million of sales resulting from the acquisition of the Rome business. Manufactured Products sales increased 3% primarily from increases in the capital equipment and rubber products business units partially offset by declining volume in the forged and machined products business unit because of volume declines in the railroad industry. Approximately 24% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of sales by segment were approximately 15%, 77% and 8% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively for the year ended December 31, 2010.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$679.4	$597.2	$82.2	14%

Consolidated gross profit	$134.1	$103.8	$30.3	29%

Gross margin	16.5%	14.8%

Cost of products sold increased $82.2 million in 2010 to $679.4 million compared to $597.2 million in 2009, primarily due to increases in sales volume, while gross margin increased to 16.5% in 2010 from 14.8% in the same period of 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases while gross margin in the Manufactured Products segment remained essentially unchanged from the prior year.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$91.8	$87.8	$4.0	5%
SG&A percent	11.3%	12.5%

Consolidated SG&A expenses increased $4.0 million to $91.8 million in 2010 compared to $87.8 million in 2009 representing a 120 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased on a dollar basis in 2010 compared to 2009 primarily due to an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual offset by a $4.2 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy and an increase in pension income.

Interest Expense:

	Year-Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$23.8	$23.2	$.6	3%
Average outstanding borrowings	$322.0	$363.9	$(41.9)	(11.5)%
Average borrowing rate	7.39%	6.38%	101	basis points

Interest expense increased $.6 million in 2010 compared to 2009, primarily due to a higher average borrowing rate during 2010, offset by lower average borrowings. The decrease in average borrowings in

2010 resulted primarily from earnings and the reduction in working capital requirements. The higher average borrowing rate in 2010 was due primarily to increased interest rates under our revolving credit facility compared to 2009.

Impairment Charges:

During 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3.5 million.

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

Gain on Purchase of 8.375% Senior Subordinated Notes:

In 2009, the Company recorded a gain of $6.3 million on the purchase for $8.9 million of $15.2 million aggregate principal amount of the 8.375% Notes due in 2014.

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

Income Taxes:

	Year Ended
	December 31,
	2010	2009
	(Dollars in millions)

Income before income taxes	$17.2	$(6.0)

Income tax expense (benefit)	$2.0	$(.8)

Effective income tax rate	11.6%	13%

The Company released $5.8 million of the valuation allowance attributable to continuing operations in 2010 compared to $1.8 million in 2009. In the fourth quarter of 2008, the Company recorded a $33.6 million valuation allowance against its net U.S. and certain foreign deferred tax assets. As of December 31, 2010 and 2009, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $2.0 million in 2010 compared to $(.8) million in 2009. The effective income tax rate was 11.6% in 2010, compared to 13% in 2009.

The Company’s net operating loss carryforward precluded the payment of most federal income taxes in both 2010 and 2009, and should similarly preclude such payments in 2011. At December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.7 million, which will expire between 2023 and 2029.

2009 versus 2008

Net Sales by Segment:

	Year Ended
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

	Year Ended
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

S, G & A Expenses:

	Year Ended
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

	Year Ended
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

Gain on Purchase of 8.375% Senior Subordinated Notes:

In 2009, the Company recorded a gain of $6.3 million on the purchase for $8.9 million of $15.2 million aggregate principal amount of the 8.375% Notes due in 2014.

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

Income Taxes:

	Year Ended
	December 31,
	2009	2008
	(Dollars in millions)

(Loss) income before income taxes	$(6.0)	$(98.8)

Income taxes	$(.8)	$21.0

Effective income tax rate	13%	(21)%

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

The Company’s net operating loss carryforward precluded the payment of most federal income taxes in 2010, 2009 and 2008. At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38.5 million, which will expire between 2022 and 2029.

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our senior subordinated notes. In 2003, we entered into a revolving credit facility with a group of banks which, as subsequently amended, matures at April 30, 2014 and, as amended, currently provides for availability of up to $170 million subject to an asset-based formula. We have the option to increase the availability under the revolving loan portion of the credit facility by $25.0 million. The revolving credit facility is secured by substantially all our assets in the United States and Canada. Borrowings from this revolving credit facility will be used for general corporate purposes.

On March 8, 2010 and subsequently on August 31, 2010, the revolving credit facility was amended to, among other things, extend its maturity date to April 30, 2014, reduce the loan commitment from $270.0 million to $210.0 million which includes a term loan A for $28.0 million ($25.9 million outstanding at December 31, 2010) that is secured by real estate and machinery and equipment and an unsecured term loan B for $12.0 million ($8.4 million outstanding at December 31, 2010). Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 2.25% to 3.25% or (ii) the bank’s prime lending rate minus .25 to plus .75%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the revolving credit facility. Under the revolving credit facility, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period plus 50% of debt service coverage excess capped at $3.5 million.

As of December 31, 2010, the Company had $124.5 million outstanding under the revolving credit facility, and approximately $44.6 million of unused borrowing availability.

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

The Company may from time to time seek to refinance, retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. It may also repurchase shares of its outstanding common stock. Any such actions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

At December 31, 2010, the Company’s debt service coverage ratio was 2.0, and, therefore, it was in compliance with the debt service ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2010. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges which are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the revolving credit facility. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2011. Declines in sales volumes in 2011 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy is general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility. We expect to remain in compliance throughout 2011.

The ratio of current assets to current liabilities was 2.28 at December 31, 2010 versus 2.75 at December 31, 2009. Working capital decreased by $3.5 million to $219.2 million at December 31, 2010 from $222.7 million at December 31, 2009. Accounts receivable increased $21.8 million to $126.4 million in 2010 from $104.6 million in 2009. Inventory increased by $10.4 million in 2010 to $192.5 million from $182.1 million in 2009 while accrued expenses increased by $20.3 million to $59.5 million in 2010 from $39.1 in 2009 and accounts payable increased $20.6 million to $95.7 million in 2010 from $75.1 million in 2009.

During 2010, the Company provided $67.1 million from operating activities as compared to providing $43.9 million in 2009. The increase in cash provision of $23.2 million was primarily the result of net income of $15.2 million in 2010 compared to a net loss of $5.2 million in 2009 (a change of $20.4 million) and net working capital decreases of $33.7 million in 2010 compared to $30.7 million in 2009 offset by a reduction in depreciation and amortization of $1.8 million in 2010 compared to 2009. During 2010, the Company also invested $4.0 million in capital expenditures and made acquisitions for $25.9 million in cash. These activities, plus cash interest and tax payments of $24.5 million, a reduction in borrowings of $19.9 million, purchase of treasury stock of $1.1 million and debt issue costs of $4.1 million resulted in an increase of cash of $12.2 million in 2010.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2010, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2010:

		Payments Due or Commitment Expiration Per Period
		Less Than			More than
(In thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$316,213	$13,756	$7,590	$292,580	$2,287
Interest obligations(1)	59,660	15,396	30,792	13,472	-0-
Operating lease obligations	39,699	13,109	16,232	8,180	2,178
Purchase obligations	135,098	128,826	6,265	4	3
Postretirement obligations(2)	18,150	2,454	4,332	3,867	7,497
Standby letters of credit and bank guarantees	15,574	8,118	4,341	-0-	3,115

Total	$584,394	$181,659	$69,552	$318,103	$15,080

(1)	Interest obligations are included on the 8.375% Notes only and assume the notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($4.0 million based on 3.21% average interest rate and outstanding borrowings of $124.5 million at December 31, 2010) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2020.

The table above excludes the liability for unrecognized income tax benefits disclosed in Note H to the consolidated financial statements included elsewhere herein, since the Company cannot predict with reasonable reliability, the timing of potential cash settlements with the respective taxing authorities.

We expect that funds provided by operations plus available borrowings under our revolving credit facility to be adequate to meet our cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

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

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

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

Impairment of Long-Lived Assets:  In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predicable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information wasn’t available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. During 2008, the Company recorded asset impairment charges of approximately $23.0 million, of which approximately $13.8 million was determined based on appraisals or scrap value and approximately $9.2 million was based on discounted cash flow analysis. The impact of a one percentage point change in the discount rate used in performing the discounted cash flow analysis would have been less than $1.0 million with respect to the asset impairment charges. In 2009, the Company recorded $7.0 million of asset impairment charges of which $5.2 million was based on appraisals and $1.8 million was based on other valuation methods. See Note O to the consolidated financial statements included elsewhere herein.

Restructuring:  We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill:  As required by ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually as of October 1 of each year or more frequently if impairment indicators arise.

In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment pursuant to ASC 280 “Segment Reporting”, or one level below the reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. Prior to our 2008 impairment analysis, we had four reporting units with recorded goodwill including Supply Technologies (included in the Supply Technologies Segment) with $64.6 million of goodwill, Engineered Specialty Products (included in the Supply Technology Segment) with $14.7 million of goodwill, Aluminum Products with $16.5 million of goodwill and Capital Equipment (included in the Manufactured Products segment) with $4.1 million of goodwill. At the time of goodwill impairment testing, management determined fair value of the reporting units through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company-specific risk factors for each reporting unity in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit, which ranged from 12% to 18%, is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The projections developed for the 2008 impairment test reflected managements’ view considering the significant market downturn during the fourth quarter of 2008. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the market capitalization of the Company, which had a significant decline in the fourth quarter of 2008. We completed the annual impairment tests as of October 1, 2008 and updated these tests, as necessary, as of December 31, 2008. We concluded that all of the goodwill in three of the reporting units for a total of $95.8 million was impaired and written off in the fourth quarter of 2008. At December 31, 2008 the Company had remaining goodwill of $4.1 million in the Capital Equipment reporting unit. We completed the annual impairment tests as of October 1, 2009 and 2010 and concluded that no goodwill impairment existed. On September 30, 2010, the Company completed the acquisition of Rome and recorded goodwill of $4.6 million in the Aluminum Products reporting unit. On December 31, 2010, the Company completed the acquisition of Pillar and recorded additional goodwill of $.6 million in the Capital Equipment reporting unit.

Income Taxes:  In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion.

ASC 740 provides that future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback, carryforward period available under the tax law. The Company analyzed the four possible sources of taxable income as set forth in ASC 740 and concluded that the only relevant sources of taxable income is the reversal of its existing taxable temporary differences. The Company reviewed the projected timing of the reversal of its taxable temporary differences and determined that such reversals will offset the Company’s deferred tax assets prior to their expiration. Accordingly, a valuation reserve was established against the Company’s domestic deferred tax assets net of its deferred tax liabilities (taxable temporary differences). See Note H to the consolidated financial statements included elsewhere herein.

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

Stock-Based Compensation:

ASC 718, “Compensation-Stock Compensation,” requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost and was effective as of January 1, 2006. The Company recorded expense related to stock-based compensation in 2010, 2009 and 2008 of $1.7 million, $2.4 million and $2.1 million (before tax), respectively.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Update (“ASU”) No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. ASU No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which is effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

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

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $124.5 million at December 31, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During 2010, we recorded an unfavorable foreign currency translation adjustment of $.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts for steel but have entered into forward purchase contracts for a portion of our anticipated natural gas usage in 2011.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited Park-Ohio Holding Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park-Ohio Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Park-Ohio Holdings Corp. and subsidiaries and our report dated March 8, 2011 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 8, 2011

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$35,311	$23,098
Accounts receivable, less allowances for doubtful accounts of $6,011 in 2010 and $8,388 in 2009	126,409	104,643
Inventories	192,542	182,116
Deferred tax assets	10,496	8,104
Unbilled contract revenue	12,751	19,411
Other current assets	12,800	12,700

Total Current Assets	390,309	350,072
Property, plant and equipment:
Land and land improvements	3,678	3,948
Buildings	47,479	46,181
Machinery and equipment	201,920	195,111

	253,077	245,240
Less accumulated depreciation	184,294	168,609

	68,783	76,631
Other Assets:
Goodwill	9,100	4,155
Other	84,340	71,410

	$552,532	$502,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$95,695	$75,083
Accrued expenses	59,487	39,150
Current portion of long-term debt	13,756	10,894
Current portion of other postretirement benefits	2,178	2,197

Total Current Liabilities	171,116	127,324
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	183,835	183,835
Revolving credit	113,300	134,600
Other long-term debt	5,322	4,668
Deferred tax liability	9,721	7,200
Other postretirement benefits and other long-term liabilities	22,863	21,831

	335,041	352,134
Shareholders’ Equity
Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares; Issued — 13,396,674 shares in 2010 and 13,273,842 in 2009	13,397	13,274
Additional paid-in capital	68,085	66,323
Retained (deficit)	(19,043)	(34,230)
Treasury stock, at cost, 1,558,996 shares in 2010 and 1,473,969 shares in 2009	(18,502)	(17,443)
Accumulated other comprehensive income (loss)	2,438	(5,114)

	46,375	22,810

	$552,532	$502,268

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands,
	except per share data)

Net sales	$813,522	$701,047	$1,068,757
Cost of products sold	679,425	597,200	919,297

Gross profit	134,097	103,847	149,460
Selling, general and administrative expenses	91,755	87,786	105,546
Goodwill impairment charge	-0-	-0-	95,763
Restructuring and impairment charges	3,539	5,206	25,331

Operating income (loss)	38,803	10,855	(77,180)
Gain on purchase of 8.375% senior subordinated notes	-0-	(6,297)	(6,232)
Gain on acquisition of business	(2,210)	-0-	-0-
Interest expense	23,792	23,189	27,869

Income (loss) before income taxes	17,221	(6,037)	(98,817)
Income tax expense (benefit)	2,034	(828)	20,986

Net income (loss)	$15,187	$(5,209)	$(119,803)

Amounts per common share:
Basic	$1.34	$(.47)	$(10.88)

Diluted	$1.29	$(.47)	$(10.88)

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional	Retained		Other
	Common	Paid-In	Earnings	Treasury	Comprehensive
	Stock	Capital	(Deficit)	Stock	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2008	$12,233	$61,956	$90,782	$(11,255)	$17,762	$171,478
Comprehensive (loss):
Net loss			(119,803)			(119,803)
Foreign currency translation adjustment					(8,730)	(8,730)
Unrealized loss on marketable securities, net of income tax of $-0-					(90)	(90)
Pension and postretirement benefit adjustments, net of income tax of $13,460					(26,423)	(26,423)

Comprehensive (loss)						(155,046)
Restricted stock award	23	(23)				-0-
Restricted stock exchange for restricted share units	(62)	62				-0-
Amortization of restricted stock		1,677				1,677
Purchase of treasury stock (614,863 shares)				(5,937)		(5,937)
Exercise of stock options (43,003 shares)	43	104				147
Share-based compensation		436				436

Balance at December 31, 2008	12,237	64,212	(29,021)	(17,192)	(17,481)	12,755
Comprehensive (loss):
Net loss			(5,209)			(5,209)
Foreign currency translation adjustment					2,968	2,968
Unrealized loss on marketable securities, net of income tax of $182					413	413
Pension and postretirement benefit adjustments, net of income tax of $1,179					8,986	8,986

Comprehensive income						7,158
Restricted stock award, net of forfeiture	627	(627)				-0-
Amortization of restricted stock		1,969				1,969
Purchase of treasury stock (30,445 shares)				(251)		(251)
Exercise of stock options (410,000 shares)	410	373				783
Share-based compensation		396				396

Balance at December 31, 2009	13,274	66,323	(34,230)	(17,443)	(5,114)	22,810
Comprehensive income (loss):
Net income			15,187			15,187
Foreign currency translation adjustment					(711)	(711)
Pension and postretirement benefit adjustments, net of income tax of $1,143					8,263	8,263

Comprehensive income						22,739
Amortization of restricted stock		1,463				1,463
Restricted share units exchange for restricted stock	13	(13)				-0-
Restricted stock awards	101	(101)				-0-
Restricted stock cancelled	(14)	14				-0-
Purchase of treasury stock (85,027 shares)				(1,059)		(1,059)
Exercise of stock options (23,166 shares)	23	127				150
Share-based compensation		272				272

Balance at December 31, 2010	$13,397	$68,085	$(19,043)	$(18,502)	$2,438	$46,375

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$15,187	$(5,209)	$(119,803)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	17,132	18,918	20,933
Restructuring and impairment charges	3,539	5,206	121,094
Gain on purchase of 8.375% senior subordinated notes	-0-	(6,297)	(6,232)
Gain on acquisition of business	(2,210)	-0-	-0-
Deferred income taxes	(1,126)	(1,842)	-0-
Stock based compensation expense	1,735	2,365	2,113
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	(7,624)	61,136	6,578
Inventories	10,067	46,701	(12,547)
Accounts payable and accrued expenses	28,068	(82,113)	7,247
Other	2,291	5,000	(10,836)

Net cash provided by operating activities	67,059	43,865	8,547
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,951)	(5,575)	(17,466)
Business acquisitions, net of cash acquired	(25,900)	-0-	(5,322)
Purchases of marketable securities	-0-	(62)	(853)
Sales of marketable securities	-0-	865	2,983
Proceeds from the sale of assets held for sale	-0-	-0-	260

Net cash used by investing activities	(29,851)	(4,772)	(20,398)
FINANCING ACTIVITIES
Payments on debt, net	(19,944)	(25,499)	25,612
Debt issue costs	(4,142)	-0-	-0-
Purchase of 8.375% senior subordinated notes	-0-	(8,853)	(4,658)
Issuance of common stock under stock option plan	150	783	147
Purchase of treasury stock	(1,059)	(251)	(5,937)

Net cash (used) provided by financing activities	(24,995)	(33,820)	15,164
Increase in cash and cash equivalents	12,213	5,273	3,313
Cash and cash equivalents at beginning of year	23,098	17,825	14,512

Cash and cash equivalents at end of year	$35,311	$23,098	$17,825

Income taxes paid	$1,217	$3,146	$6,847
Interest paid	23,324	23,018	26,115

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008
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

Inventories:  Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $22,788 and $21,456 at December 31, 2010 and 2009, respectively. Inventory consigned to others was $6,940 and $3,160 at December 31, 2010 and 2009, respectively.

Major Classes of Inventories

	December 31,
	2010	2009

Finished goods	$116,202	$100,309
Work in process	24,339	26,778
Raw materials and supplies	52,001	55,029

	$192,542	$182,116

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25 to 40 years for buildings, and 3 to 20 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable. See Note O.

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

Goodwill and Other Intangible Assets:  In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. The Company completed the annual impairment tests required by ASC 350 as of October 1, 2010. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

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

Additional information regarding our share-based compensation program is provided in Note I.

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

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in unbilled contract revenues in the accompanying consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concerns based on customers’ financial condition and payment history. During 2010 and 2009, we sold approximately $37,272 and $20,832, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2010 and 2009, a loss in the amount of $165 and $86, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

Software Development Costs:  Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $2,213, $1,454 and $1,288 in 2010, 2009 and 2008, respectively.

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2010, the Company had uncollateralized receivables with five customers in the automotive industry, each with several locations, aggregating $13,352, which represented approximately 11% of the Company’s trade accounts receivable. During 2010, sales to these customers amounted to approximately $100,009, which represented approximately 12% of the Company’s net sales.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Update (“ASU”) No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. ASU No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which is effective January 1, 2011.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement with VIEs. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the financial statements of the Company.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008

Net sales:
Supply Technologies	$402,169	$328,805	$521,270
Aluminum Products	143,672	111,388	156,269
Manufactured Products	267,681	260,854	391,218

	$813,522	$701,047	$1,068,757

Income before income taxes:
Supply Technologies	$22,216	$8,531	$(66,419)
Aluminum Products	6,582	(5,155)	(23,467)
Manufactured Products	28,739	26,472	54,825

	57,537	29,848	(35,061)
Corporate costs	(15,195)	(13,787)	(16,788)
Gain on purchase of 8.375% senior subordinated notes	-0-	6,297	6,232
Gain on acquisition of business	2,210	-0-	-0-
Asset impairment charge	(3,539)	(5,206)	(25,331)
Interest expense	(23,792)	(23,189)	(27,869)

	$17,221	$(6,037)	$(98,817)

Identifiable assets:
Supply Technologies	$217,915	$207,729	$256,161
Aluminum Products	66,219	76,443	87,215
Manufactured Products	188,017	178,715	242,057
General corporate	80,381	39,381	33,787

	$552,532	$502,268	$619,220

Depreciation and amortization expense:
Supply Technologies	$5,272	$4,812	$5,153
Aluminum Products	6,488	7,556	8,564
Manufactured Products	5,001	6,022	6,586
General corporate	371	528	630

	$17,132	$18,918	$20,933

Capital expenditures:
Supply Technologies	$1,613	$2,380	$931
Aluminum Products	156	1,385	7,750
Manufactured Products	2,138	2,006	8,101
General corporate	44	(196)	684

	$3,951	$5,575	$17,466

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2010	2009	2008

United States	73%	73%	68%
Asia	10%	9%	11%
Canada	6%	6%	6%
Mexico	3%	2%	6%
Europe	5%	9%	6%
Other	3%	1%	3%

	100%	100%	100%

At December 31, 2010, 2009 and 2008, approximately 75%, 77% and 81%, respectively, of the Company’s assets were maintained in the United States.

NOTE C —	Acquisitions

Effective August 31, 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to Assembly Components Systems (“ACS”) business unit of Lawson Products, Inc. for $16,000 in cash and a $2,160 subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The net assets acquired were integrated into the Company’s Supply Technologies business segment. The fair value of the net assets acquired of $20,370 exceeded the total purchase price and, accordingly, resulted in a gain on acquisition of business of $2,210. Net sales of $16,931 were added to the Company’s Supply Technologies business segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to ACS’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions, the purchase price is allocated as follows:

Accounts receivable	$9,059
Inventories	16,711
Prepaid expenses and other current assets	42
Property, plant and equipment	299
Customer relationships	990
Accounts payable	(5,047)
Accrued expenses	(330)
Deferred tax liability	(1,354)
Gain on acquisition	(2,210)

Total purchase price	$18,160

Direct transaction costs associated with this acquisition included in selling, general and administrative expenses during the year ended December 31, 2010 were approximately $346.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which, Rome agreed to transfer to the

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company substantially all of the assets of Rome in exchange for approximately $7,500 of notes receivable from Rome. The assets of Rome were integrated into the Company’s aluminum segment. Net sales of $7,031 were added to the Company’s Aluminum segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to Rome’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 30, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is as follows:

Accounts receivable	$1,918
Inventories	1,000
Property, plant and equipment	2,800
Accounts payable	(2,314)
Accrued expenses	(516)
Goodwill	4,572

Total purchase price	$7,460

Direct transaction costs associated with this acquisition included in selling, general and administrative expenses during the year ended December 31, 2010 were approximately $256.

On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnathermic acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar will be integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the preliminary estimated purchase price is allocated as follows:

Accounts receivable	$3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	584

Total purchase price	$9,900

The area of purchase price allocation that is not yet finalized relates to the working capital adjustment as of December 31, 2010. Prior to the measurement period for finalizing the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. There were no significant

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct transaction costs included in selling, general and administrative expenses during the year ended December 31, 2010. These costs will be expensed as incurred in the first quarter of 2011.

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with ACS, Rome and Pillar as if the acquisitions had occurred on January 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions been completed at the date indicated above.

	Year Ended December 31,
	2010	2009

Pro forma revenues	$881,271	$770,603
Pro forma net income	$15,072	$(12,744)
Earnings per share:
Basic	$1.33	$1.16
Diluted	$1.28	$1.16

NOTE D —	Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Supply		Manufactured
	Technologies	Aluminum	Products	Total

Balance at January 1, 2008	$80,249	$16,515	$4,233	$100,997
Foreign Currency Translation	(1,001)	-0-	(124)	(1,125)
Impairment Charge	(79,248)	(16,515)	-0-	(95,763)

Balance at December 31, 2008	-0-	-0-	4,109	4,109
Foreign Currency Translation	-0-	-0-	46	46

Balance at December 31, 2009	-0-	-0-	4,155	4,155
Foreign Currency Translation	-0-	-0-	(211)	(211)
Acquisitions	-0-	4,572	584	5,156

Balance at December 31, 2010	$-0-	$4,572	$4,528	$9,100

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets were acquired in connection with the acquisitions of NABS, Inc., ACS and Pillar. Information regarding other intangible assets as of December 31, 2010 and 2009 follows:

		2010			2009
	Acquisition	Accumulated		Acquisition	Accumulated
	Costs	Amortization	Net	Costs	Amortization	Net

Non-contractual customer relationships	$11,670	$2,422	$9,248	$7,200	$1,800	$5,400
Other	3,420	495	2,925	820	372	448

	$15,090	$2,917	$12,173	$8,020	$2,172	$5,848

Amortization of other intangible assets was $745 for the year ended December 31, 2010 and $724 for each of the years ended December 31, 2009 and 2008. Amortization expense for each of the five years following December 31, 2010 is approximately $1,169 in 2011, $1,169 in 2012 and $1,045 for each of the three subsequent years thereafter.

NOTE E —	Other Assets

Other assets consists of the following:

	December 31,
	2010	2009

Pension assets	$60,786	$49,435
Deferred financing costs, net	3,695	1,345
Tooling	417	384
Software development costs	2,292	3,893
Intangible assets subject to amortization	12,173	5,848
Other	4,977	10,505

Totals	$84,340	$71,410

NOTE F —	Accrued Expenses

Accrued expenses include the following:

	December 31,
	2010	2009

Accrued salaries, wages and benefits	$13,832	$8,978
Advance billings	23,218	14,189
Warranty accrual	4,046	2,760
Interest payable	2,504	2,191
Taxes, income and other	3,252	1,788
Other	12,635	9,244

Totals	$59,487	$39,150

Substantially all advance billings and warranty accruals relate to the Company’s capital equipment businesses.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at beginning of year	$2,760	$5,402	$5,799
Claims paid during the year	(1,260)	(3,367)	(3,944)
Warranty expense	2,294	704	4,202
Other	252	21	(655)

Balance at end of year	$4,046	$2,760	$5,402

NOTE G —	Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	90,200	101,200
Term Loan A	25,900	28,000
Term Loan B	8,400	12,000
Other	7,878	8,962

	316,213	333,997
Less current maturities	13,756	10,894

Total	$302,457	$323,103

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, and subsequently on August 31, 2010, the Credit Agreement was amended and restated to among other things, extend its maturity date to April 30, 2014 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A that is secured by real estate and machinery and equipment and an unsecured term loan B. The Credit Agreement contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2010, the Company had approximately $44,634 of unused borrowing capacity available under the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2010, in addition to amounts borrowed under the Credit Agreement, there was $7,554 outstanding primarily for standby letters of credit. An annual fee of .75% is imposed by the bank on the unused portion of available borrowings.

Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 2.25% to 3.25% or (ii) the bank’s prime lending rate minus (.25)% to plus .75% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75% at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten year schedule with the balance due at maturity. The term loan B is amortized over a two-year period plus 50% of debt service coverage excess capped at $3,500.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt during each of the five years following December 31, 2010 are approximately $13,756 in 2011, $4,290 in 2012, $3,300 in 2013, $292,058 in 2014 and $523 in 2015.

Foreign subsidiaries of the Company had borrowings of $1,229 and $3,787 at December 31, 2010 and 2009, respectively and outstanding bank guarantees of $7,363 at December 31, 2010 under their credit arrangements.

The 8.375% senior subordinated notes due 2014 (“8.375% Notes”) are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2010, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 6.21% at December 31, 2010.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2010 and 2009. The approximate fair value of the 8.375% Notes was $187,512 and $144,310 at December 31, 2010 and 2009, respectively.

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

NOTE H — Income Taxes

Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2010	2009	2008

United States	$6,723	$(10,160)	$(113,699)
Outside the United States	10,498	4,123	14,882

	$17,221	$(6,037)	$(98,817)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Current expense (benefit):
Federal	$61	$(147)	$229
State	573	179	1,518
Foreign	2,526	982	6,156

	3,160	1,014	7,903
Deferred:
Federal	(2,014)	(1,231)	12,421
State	689	(39)	923
Foreign	199	(572)	(261)

	(1,126)	(1,842)	13,083

Income tax expense (benefit)	$2,034	$(828)	$20,986

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2010	2009	2008

Tax at statutory rate	$6,027	$(2,113)	$(34,586)
Effect of state income taxes, net	1,048	(161)	(1,834)
Effect of foreign operations	1,472	1,247	293
Goodwill	-0-	-0-	23,241
Valuation allowance, federal and foreign	(6,475)	(1,815)	33,625
Equity compensation	(59)	148	18
Tax credits	(72)	(192)	(240)
Prior year adjustments	365	141	(304)
Non-deductable items	480	735	802
Gain on asset purchase	(772)	-0-	-0-
Other, net	20	1,182	(29)

Total	$2,034	$(828)	$20,986

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Postretirement benefit obligation	$7,003	$7,060
Inventory	12,363	10,342
Net operating loss and credit carryforwards	16,184	22,478
Goodwill	3,177	4,381
Other	11,138	8,348

Total deferred tax assets	49,865	52,609
Deferred tax liabilities:
Depreciation and amortization	1,090	692
Pension	21,423	18,010
Intangible assets and other	4,191	2,335

Total deferred tax liabilities	26,704	21,037

Net deferred tax assets prior to valuation allowances	23,161	31,572
Valuation allowances	(22,386)	(30,668)

Net deferred tax asset	$775	$904

At December 31, 2010, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $24,699 which expires between 2023 and 2029. The foreign net operating loss carryforward is $3,988 of which $1,315 expires in 2029 and $2,673 has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $4,748 which expires between 2011 and 2030.

At December 31, 2010, the Company has research and development credit carryforwards of approximately $2,875 which expire between 2012 and 2030. The Company also has alternative minimum tax credit carryforwards of $1,083 which have no expiration date.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 through 2010 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2010 and 2009, the Company was in a cumulative three-year loss position and it was determined that it was not more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2010 and 2009, the Company recorded full valuation allowances of $20,089 and $28,813, respectively, against its U.S. net deferred tax assets. In addition, the Company determined that it was not more likely than not that certain foreign net deferred tax assets will be realized. As of December 31, 2010 and 2009, the Company recorded valuation allowances of $2,297 and $1,855, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Unrecognized Tax Benefit — January 1,	$5,718	$5,806	$5,255
Gross Increases — Tax Positions in Prior Period	283	101	-0-
Gross Decreases — Tax Positions in Prior Period	(4)	(55)	(39)
Gross Increases — Tax Positions in Current Period	341	97	590
Settlements	(18)	-0-	-0-
Lapse of Statute of Limitations	(178)	(231)	-0-

Unrecognized Tax Benefit — December 31,	$6,142	$5,718	$5,806

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,916 at December 31, 2010 and $4,633 at December 31, 2009. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2010 and 2009, the Company recognized approximately $9 and $42, respectively, in net interest and penalties. The Company had approximately $682 and $673 for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

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

The fair value of significant stock option awards granted during 2008 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

Assumptions:

Weighted average fair value per option	$7.48
Risk-free interest rate	3.33%
Dividend yield	0%
Expected stock volatility	53%
Expected life — years	6.0

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair market value of options issued for the fiscal year ended December 31, 2008 was estimated to be $7.48 per share. There were no options awarded in 2010 and 2009.

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

The risk-free interest rate was based upon yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued. Forfeitures were estimated at 3% for 2008.

A summary of option activity as of December 31, 2010 and changes during the year then ended is presented below:

	2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding — beginning of year	491,050	$6.26
Granted	-0-	-0-
Exercised	(23,166)	6.47
Canceled or Expired	(9,250)	21.42

Outstanding — end of year	458,634	$6.17	3.3 years	$6,839
Options Exercisable	429,470	7.99	3.0 years	5,628

Exercise prices for options outstanding as of December 31, 2010 range from $1.91 to $6.28, $13.40 to $15.61 and $20.00 to $24.92. The number of options outstanding at December 31, 2010, which correspond with these ranges, are 266,800, 151,834 and 40,000, respectively. The number of options exercisable at December 31, 2010, which correspond to these ranges are 263,466, 126,004 and 40,000, respectively. The weighted average contractual life of these options is 3.0 years.

The fair value provisions for option awards resulted in compensation expense of $272, $396, and $436 (before tax), for 2010, 2009 and 2008, respectively.

The number of shares available for future grants for all plans at December 31, 2010 is 331,284.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $368, $104 and $343, respectively. Net cash proceeds from the exercise of stock options were

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150, $783 and $147, respectively. There were no income tax benefits because the Company had a net operating loss carryforward.

A summary of restricted share activity for the year ended December 31, 2010 is as follows:

	2010
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding — beginning of year	695,410	$4.58
Granted	101,000	12.12
Vested	(362,186)	4.74
Canceled or expired	(14,834)	6.15

Outstanding — end of year	419,390	$6.26

The Company recognized compensation expense of $1,463, $1,969 and $1,677 for the years ended December 31, 2010, 2009 and 2008, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $4,043, $797 and $1,235, respectively.

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

As of December 31, 2010, the Company had unrecognized compensation expense of $1,887, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.6 years.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2010 and 2009:

			Postretirement
	Pension		Benefits
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$48,820	$48,383	$18,288	$19,961
Service cost	295	471	31	61
Interest cost	2,596	2,748	959	1,053
Amendments	-0-	10	-0-	(920)
Actuarial losses	2,622	1,446	1,364	279
Benefits and expenses paid, net of contributions	(4,661)	(4,238)	(2,210)	(2,146)

Benefit obligation at end of year	$49,672	$48,820	$18,432	$18,288

Change in plan assets
Fair value of plan assets at beginning of year	$98,255	$87,368	$-0-	$-0-
Actual return on plan assets	18,364	16,725	-0-	-0-
Company contributions	-0-	-0-	2,210	2,146
Cash transfer to fund postretirement benefit payments	(1,500)	(1,600)	-0-	-0-
Benefits and expenses paid, net of contributions	(4,661)	(4,238)	(2,210)	(2,146)

Fair value of plan assets at end of year	$110,458	$98,255	$-0-	$-0-

Funded (underfunded) status of the plans	$60,786	$49,435	$(18,432)	$(18,288)

Amounts recognized in the consolidated balance sheets consist of:

			Postretirement
	Pension		Benefits
	2010	2009	2010	2009

Noncurrent assets	$60,786	$49,435	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	10,196	11,111
Current liabilities	-0-	-0-	2,177	2,197
Accumulated other comprehensive (income) loss	7,701	15,900	6,059	4,980

Net amount recognized at the end of the year	$68,487	$65,335	$18,432	$18,288

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss/(gain)	$7,641	$15,819	$6,059	$4,980
Net prior service cost (credit)	192	253	-0-	-0-
Net transition obligation (asset)	(132)	(172)	-0-	-0-

Accumulated other comprehensive (income) loss	$7,701	$15,900	$6,059	$4,980

As of December 31, 2010 and 2009, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2010 and 2009 and target allocation for 2011 are as follows:

		Plan Assets
	Target 2011	2010	2009

Asset Category
Equity securities	45-75%	78.3%	69.3%
Debt securities	10-40	19.3	9.9
Other	0-20	2.4	20.8

	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2010		2009
	Level 2	Total	Level 2	Total

Collective trust and pooled insurance funds:
Common stock	$65,362	$65,362	$52,507	$52,507
Equity Funds	16,142	16,142	12,727	12,727
Foreign Stock	5,000	5,000	2,590	2,590
Convertible Securities	967	967	1,063	1,063
U.S. Government Obligations	9,840	9,840	4,900	4,900
Fixed income funds	5,242	5,242	4,588	4,588
Corporate Bonds	5,295	5,295	-0-	-0-
Cash and Cash Equivalents	2,381	2,381	19,779	19,779
Other	229	229	101	101

	$110,458	$110,458	$98,255	$98,255

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.00%	5.50%	6.00%	5.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2010, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2010 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 7.0% and a 8.75% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2010. The rates were assumed to decrease gradually to 5.0% for medical and drug for 2042 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Service costs	$295	$471	$439	$31	$61	$87
Interest costs	2,596	2,748	2,892	959	1,053	1,215
Expected return on plan assets	(7,932)	(7,036)	(9,634)	-0-	-0-	-0-
Transition obligation	(40)	(40)	(47)	-0-	-0-	-0-
FAS 88 one-time charge	-0-	-0-	-0-	-0-	-0-	-0-
Amortization of prior service cost	61	129	137	(96)	-0-	(52)
Recognized net actuarial (gain) loss	366	910	(100)	381	294	369

Benefit (income) costs	$(4,654)	$(2,818)	$(6,313)	$1,275	$1,408	$1,619

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
AOCI at beginning of year	$15,900	$25,131	$(12,756)	$4,980	$5,914	$3,884
Net (gain)/loss	(7,811)	(8,241)	37,876	1,364	280	2,347
Recognition of prior service cost/(credit)	(62)	(120)	(137)	96	(920)	52
Recognition of (gain)/loss	(326)	(870)	148	(381)	(294)	(369)

Total recognized in other comprehensive loss at end of year	$7,701	$15,900	$25,131	$6,059	$4,980	$5,914

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2011 are $-0-, $44 and $(40), respectively.

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2011 is $441 and $(96), respectively.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2011	4,041	2,454	223	2,231
2012	3,942	2,240	225	2,015
2013	3,860	2,092	219	1,873
2014	3,788	1,988	209	1,779
2015	3,739	1,879	197	1,682
2016 to 2020	17,837	7,497	811	6,686

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2010	$68	$(60)
Effect on postretirement benefit obligation as of December 31, 2010	$1,383	$(1,229)

The total contribution charged to pension expense for the Company’s defined contribution plans was $-0-in 2010, $301 in 2009 and $2,081 in 2008. During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees. The Company expects to have no contributions to its defined benefit plans in 2011.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $389 related with the SERP in 2010, 2009 and 2008. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

NOTE L —	Leases

Future minimum lease commitments during each of the five years following December 31, 2010 and thereafter are as follows: $13,109 in 2011, $9,816 in 2012, $6,416 in 2013, $4,538 in 2014, $3,642 in 2015 and $2,178 thereafter. Rental expense for 2010, 2009 and 2008 was $13,068, $12,812 and $14,400, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,464. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M —	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2010	2009	2008

NUMERATOR
Net income (loss)	$15,187	$(5,209)	$(119,803)

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,314	10,968	11,008
Effect of dilutive securities:
Employee stock options	493	-0-	-0-

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,807	10,968	11,008
Amounts per common share:
Basic	$1.34	$(.47)	$(10.88)

Diluted	$1.29	$(.47)	$(10.88)

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

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options for 201,100 shares of common stock were excluded in the year ended December 31, 2010.

NOTE N —	Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Foreign currency translation adjustment	$6,239	$6,950
Pension and postretirement benefit adjustments, net of tax	(3,801)	(12,064)

Total	$2,438	$(5,114)

NOTE O —	Restructuring and Unusual Charges

During the third quarter of 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3,539.

In 2009 and 2008, due to volume declines and volatility in the automotive markets along with the general economic downturn, the Company evaluated its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”. The Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

			Loss on Disposal
	Asset	Cost of	of Foreign	Severance
	Impairment	Products Sold	Subsidiary	Costs	Total

Supply Technologies	$6,143	$4,965	$1,758	$564	$13,430
Aluminum Products	12,575	579	-0-	-0-	13,154
Manufactured Products	4,291	-0-	-0-	-0-	4,291

	$23,009	$5,544	$1,758	$564	$30,875

The accrued liability for severance costs and related cash payments consisted of:

Balance at January 1, 2008	$-0-
Severance costs recorded in 2008	564
Cash payments made in 2008	(19)

Balance at December 31, 2008	545
Cash payments made in 2009	(460)

Balance at December 31, 2009	85
Cash payments made in 2010	(85)

Balance at December 31, 2010	$-0-

In the fourth quarter of 2009, due to weakness in the general economy including the railroad industry, the Company recorded $7,003 of asset impairment charges which were composed of $1,797 for inventory impairment and $5,206 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Asset	Cost of
	Impairment	Products Sold	Total

Supply Technologies	$2,206	$1,797	$4,003
Manufactured Products	3,000	-0-	$3,000

	$5,206	$1,797	$7,003

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

2010
Net sales	$191,701	$198,303	$202,986	$220,532
Gross profit	29,338	33,298	34,980	36,481
Net income (loss)	$2,066	$3,415	$6,184	$3,522

Amounts per common share:
Basic	$.19	$.30	$.54	$.31

Diluted	$.18	$.29	$.52	$.30

2009
Net sales	$181,250	$163,405	$168,597	$187,795
Gross profit	23,862	29,328	22,659	27,998
Net income (loss)	$(5,462)	$3,272	$(3,224)	$205

Amounts per common share:
Basic	$(.50)	$.30	$(.29)	$.02

Diluted	$(.50)	$.29	$(.29)	$.02

Note 1 —	In the second quarter of 2009, the Company recorded a gain of $3,096 on the purchase of $6,125 aggregate principal amount of 8.375% senior subordinated notes due 2014 issued by Park-Ohio Industries, Inc.

Note 2 —	In the second quarter of 2009, the Company recorded a charge of $2,015 to reserve for an account receivable from a customer in bankruptcy.

Note 3 —	In the third quarter of 2009, the Company recorded a gain of $2,011 on the purchase of $4,090 aggregate principal amount of 8.375% senior subordinated notes due 2014 issued by Park-Ohio Industries, Inc.

Note 4 —	In the third quarter of 2009, the Company recorded a charge of $2,139 to reserve for an account receivable from a customer in bankruptcy.

Note 5 —	In the fourth quarter of 2009, the Company recorded a gain of $1,190 on the purchase of $4,935 aggregate principal amount of 8.375% senior subordinated notes due 2014 issued by Park-Ohio Industries, Inc.

Note 6 —	In the fourth quarter of 2009, the Company recorded $7,003 of restructuring and asset impairment charges associated with weakness in the general economy, including in the railroad industry.

Note 7 —	In the third quarter of 2010, the Company recorded a bargain purchase gain of $2,210 from the acquisition of certain assets and assumption of specific liabilities of Assembly Component Systems Inc. representing the excess of the aggregate fair value of purchased net assets over the purchase price and $3,539 asset impairment charge relating to the write down of an investment.

Schedule II

PARK-OHIO HOLDINGS CORP.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period

Year Ended December 31, 2010:
Allowances deducted from assets:
Trade receivable allowances	$8,388	$2,581	$(4,958	)(A)	$6,011
Inventory Obsolescence reserve	21,456	8,956	(7,624	)(B)	22,788
Tax valuation allowances	30,668	(5,754)	(2,528	)(D)	22,386
Product warranty liability	2,760	2,294	(1,008	)(C)	4,046

Year Ended December 31, 2009:
Allowances deducted from assets:
Trade receivable allowances	$3,044	$6,527	$(1,183	)(A)	$8,388
Inventory Obsolescence reserve	22,313	7,153	(8,010	)(B)	21,456
Tax valuation allowances	34,921	(1,815)	(2,438)		30,668
Product warranty liability	5,402	704	(3,346	)(C)	2,760

Year Ended December 31, 2008:
Allowances deducted from assets:
Trade receivable allowances	$3,724	$1,429	$(2,109	)(A)	$3,044
Inventory Obsolescence reserve	20,432	5,385	(3,505	)(B)	22,312
Tax valuation allowances	2,217	33,625	(921	)(D)	34,921
Product warranty liability	5,799	4,202	(4,599	)(C)	5,402

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework contained in the COSO Report. This report is included at page 36 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the Company’s definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

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

The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2010.

Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise price of	outstanding	equity compensation plans
	outstanding options	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	458,634	$6.17	331,284
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	458,634	$6.17	331,284

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 9, 2011
* Jeffrey L. Rutherford	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 8, 2011

By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2010

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Third Amended and Restated Credit Agreement, dated March 8, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada Inc., the Ex-Im Borrowers party thereto, the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, RBS Business Capital as Syndication Agent, Key Bank National Association , as Co-Documentation Agent, JP Morgan Securities Inc., as Sole Lead Arranger, PNC Bank, National Association, as Joint Bookrunner and U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 10, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Consent and Amendment No. 1 to Third Amended and Restated Credit Agreement, dated July 9, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the Ex-Im Borrowers party to the Credit Agreement, the other loan parties to the Credit Agreement, the lenders party to the Credit Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3		Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement, dated August 31, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the Ex-Im Borrowers party to the Credit Agreement, the other loan parties to the Credit Agreement, the lenders party to the Credit Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.4		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on June 3, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit

10	.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.7*	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.8*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.9*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.11		Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.12		Asset Purchase Agreement, dated as of August 31, 2010, by and among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.13		Bill of Sale, dated September 30, 2010, by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
21.1		List of Subsidiaries of Park-Ohio Holdings Corp.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.