Form 10-Q
period 2011-06-30
PARK OHIO HOLDINGS CORP
filed 2011-08-05
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 29, 2011: 11,965,792.

The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$60,094	$35,311
Accounts receivable, less allowances for doubtful accounts of $5,594 at June 30, 2011 and $6,011 at December 31, 2010	147,305	126,409
Inventories	205,752	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	17,556	12,751
Other current assets	12,156	12,800

Total Current Assets	453,359	390,309
Property, Plant and Equipment	257,047	253,077
Less accumulated depreciation	189,474	184,294

	67,573	68,783
Other Assets
Goodwill	9,891	9,100
Other	90,511	84,340

	$621,334	$552,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$116,494	$95,695
Accrued expenses	65,206	59,487
Current portion of long-term debt	1,291	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	185,169	171,116
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Revolving credit facility	90,500	113,300
Other long-term debt	4,948	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	22,660	22,863

	377,829	335,041
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	13,539	13,397
Additional paid-in capital	68,871	68,085
Retained deficit	(11,421)	(19,043)
Treasury stock, at cost	(18,740)	(18,502)
Accumulated other comprehensive income	6,087	2,438

	58,336	46,375

	$621,334	$552,532

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)

Net sales	$246,808	$198,303	$488,436	$390,004
Cost of products sold	201,628	165,005	401,321	327,368

Gross profit	45,180	33,298	87,115	62,636
Selling, general and administrative expenses	28,846	22,337	54,511	43,305

Operating income	16,334	10,961	32,604	19,331
Interest expense	14,229	6,167	20,092	11,603

Income before income taxes	2,105	4,794	12,512	7,728
Income taxes	3,212	1,379	4,890	2,247

Net income (loss)	$(1,107)	$3,415	$7,622	$5,481

Amounts per common share:
Basic	$(.10)	$.30	$.66	$.49
Diluted	$(.10)	$.29	$.64	$.47
Common shares used in the computation:
Basic	11,545	11,475	11,503	11,229

Diluted	11,545	11,956	12,000	11,747

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Deficit	Stock	Income	Total
			(Dollars in thousands)

Balance at January 1, 2011	$13,397	$68,085	$(19,043)	$(18,502)	$2,438	$46,375
Comprehensive income:
Net income			7,622			7,622
Foreign currency translation adjustment					3,436	3,436
Pension and post retirement benefit adjustments, net of tax					213	213

Comprehensive income						11,271
Amortization of restricted stock		840				840
Restricted stock awards	140	(140)				-0-
Purchase of treasury stock (12,130 shares)				(238)		(238)
Exercise of stock options (2,500 shares)	2	6				8
Share-based compensation		80				80

Balance at June 30, 2011	$13,539	$68,871	$(11,421)	$(18,740)	$6,087	$58,336

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$7,622	$5,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,277	8,437
Share-based compensation expense	920	840
Debt extinguishment costs	7,335	-0-
Changes in operating assets and liabilities:
Accounts receivable	(20,896)	(15,235)
Inventories and other current assets	(17,370)	19,678
Accounts payable and accrued expenses	26,518	16,354
Other	(831)	(9,121)

Net Cash Provided by Operating Activities	11,575	26,434
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(5,258)	(636)

Net Cash Used by Investing Activities	(5,258)	(636)
FINANCING ACTIVITIES
Payments on term loans and other debt	(35,939)	(2,017)
(Payments on) proceeds from revolving credit facility	300	(14,400)
Issuance of 8.125% senior notes, net of deferred financing costs	244,970	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-
Bank debt issue costs	(1,080)	(3,847)
Purchase of treasury stock	(238)	(766)
Exercise of stock options	8	-0-

Net Cash Provided (Used) by Financing Activities	18,466	(21,030)

Increase in Cash and Cash Equivalents	24,783	4,768
Cash and Cash Equivalents at Beginning of Period	35,311	23,098

Cash and Cash Equivalents at End of Period	$60,094	$27,866

Taxes paid	$1,769	$945
Interest paid (includes $5,720 of senior subordinated notes redemption costs)	15,389	11,268

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B — Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Management tm services for a broad range of high-volume, specialty production components. Total Supply Management tm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales:
Supply Technologies	$125,522	$97,185	$248,748	$191,423
Aluminum products	33,452	37,572	72,493	74,160
Manufactured products	87,834	63,546	167,195	124,421

	$246,808	$198,303	$488,436	$390,004

Income (loss) before income taxes:
Supply Technologies	$8,419	$5,311	$17,052	$9,795
Aluminum products	1,304	2,299	4,618	4,235
Manufactured products	11,333	7,597	19,879	12,529

	21,056	15,207	41,549	26,559
Corporate costs	(4,722)	(4,246)	(8,945)	(7,228)
Interest expense	(14,229)	(6,167)	(20,092)	(11,603)

Income before income taxes	$2,105	$4,794	$12,512	$7,728

	June 30,	December 31,
	2011	2010

Identifiable assets were as follows:
Supply Technologies	$234,491	$217,915
Aluminum products	66,195	66,219
Manufactured products	202,549	188,017
General corporate	118,099	80,381

	$621,334	$552,532

NOTE C — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update (“ASU”) impacts presentation only and will have no effect on our financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2011	2010

Finished goods	$122,825	$116,202
Work in process	25,366	24,339
Raw materials and supplies	57,561	52,001

	$205,752	$192,542

NOTE E — Shareholders’ Equity

At June 30, 2011, capital stock consists of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 13,539,174 shares were issued, of which 11,967,848 were outstanding and 1,571,326 were treasury shares.

NOTE F — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NUMERATOR
Net income (loss)	$(1,107)	$3,415	$7,622	$5,481

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,545	11,475	11,503	11,229
Effect of dilutive securities:
Employee stock options	-0-	481	497	518

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,545	11,956	12,000	11,747

Amounts per common share:
Basic	$(.10)	$.30	$.66	$.49
Diluted	$(.10)	$.29	$.64	$.47

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Pursuant to ASC 260, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the three months ended June 30, 2011, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 20,000 shares were excluded in the six months ended June 30, 2011, and 206,000 were excluded for the three months and six months ended June 30, 2010 because they were anti-dilutive.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2011 and 2010 was $920 and $840, respectively. Total stock compensation expense recorded in the second quarter of 2011 and 2010 was $492 and $378, respectively. There were 140,000 shares of restricted stock awarded during the six months ended June 30, 2011 at a price of $20.90 per share, all of which were awarded in the three months ended June 30, 2011. There were no stock options awarded during the six months ended June 30, 2011 and 2010. There were 5,000 shares of restricted stock awarded during the three months and six months ended June 30, 2010. As of June 30, 2011, there was $3,912 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.34 years.

NOTE H — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Service costs	$604	$81	$713	$162	$12	$9	$24	$18
Interest costs	596	643	1,192	1,286	228	248	456	496
Expected return on plan assets	(2,239)	(1,984)	(4,468)	(3,968)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(20)	(20)	-0-	-0-	-0-	-0-
Amortization of prior service cost	11	15	22	30	(24)	(24)	(48)	(48)
Recognized net actuarial loss	-0-	82	-0-	164	129	107	258	214

Benefit (income) costs	$(1,038)	$(1,173)	$(2,561)	$(2,346)	$345	$340	$690	$680

NOTE I — Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(1,107)	$3,415	$7,622	$5,481
Foreign currency translation	816	(3,832)	3,436	(5,859)
Pension and post retirement benefit adjustments, net of tax	107	195	213	390

Total comprehensive income (loss)	$(184)	$(222)	$11,271	$12

The components of accumulated comprehensive loss at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010

Foreign currency translation adjustment	$9,675	$6,239
Pension and postretirement benefit adjustments, net of tax	(3,588)	(3,801)

	$6,087	$2,438

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2011	2010

Balance at January 1	$4,046	$2,760
Claims paid during the year	(313)	(541)
Additional warranties issued during the first six months	371	907

Balance at June 30	$4,104	$3,126

NOTE K — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The reported effective tax rate for full-year 2011 including discrete items is estimated to be approximately 32% and is lower than the 35% U.S. federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense due to a full valuation allowance against its U.S. net deferred tax assets and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

The reported effective tax rate in the first six months of 2011 and 2010 was 39.1% and 29.1%, respectively. The primary reason for the variance is due to a provision for foreign income taxes of $2.1 million resulting from the retirement of our 8.375% senior subordinated notes due 2014 that were held by a foreign affiliate. The underlying effective tax rate on operations for the first six months of 2011 and 2010 was 22.5% and 29.1%, respectively. The primary reason for the variance is due to a change in the mix of income of foreign affiliates.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2010.

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

The fair value of the 8.375% Senior Subordinated Notes due 2014 approximated $187,512 at December 31, 2010. The fair value of the 8.125% Senior Notes due 2021 approximated book value at June 30, 2011. The fair value estimates are based on a third party’s bid price.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — Financing Arrangement

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010

8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	90,500	90,200
Term loan A	-0-	25,900
Term loan B	-0-	8,400
Other	6,239	7,878

	346,739	316,213
Less current maturities	1,291	13,756

Total	$345,448	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At June 30, 2011 the Company had approximately $74,388 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 totaling $26,165 that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

NOTE N — Accounts Receivable

During the first six months of 2011 and 2010, the Company sold approximately $27,467 and $12,825, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $122 and $42, respectively in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

NOTE O — Acquisition

On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnathermic acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar have been integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s net tangible assets and intangible assets acquired and liabilities

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Accounts receivable	$3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	990

Total purchase price	$10,306

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the first six months of 2011.

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

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Pro forma revenues	$221,571	$434,324
Pro forma net income	2,871	4,996
Earnings per share:
Basic	.25	.44
Diluted	.24	.43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Park-Ohio Holdings Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2011 and cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
August 5, 2011

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

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years ($1.4 million outstanding at June 30, 2011). ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome.

On December 31, 2010, the Company, through its subsidiary Ajax Tocco Magnathermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

On April 7, 2011, the Company completed the sale of $250 million in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

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

Results of Operations

Six Months 2011 versus Six Months 2010

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Supply Technologies	$248.7	$191.4	$57.3	30%
Aluminum Products	72.5	74.2	(1.7)	(2)%
Manufactured Products	167.2	124.4	42.8	34%

Consolidated Net Sales	$488.4	$390.0	$98.4	25%

Net sales increased $98.4 million to $488.4 million in the first six months of 2011 compared to $390.0 million in the same period in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 30% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, agricultural and construction equipment industries offset primarily by declines in the instruments, consumer electronics, medical and plumbing industries. In addition, there were $25.7 million of incremental sales resulting from the acquisition of the ACS business. Aluminum Products sales decreased 2%, resulting primarily from the completion of certain automotive supply contracts offset by sales of $9.5 million resulting from the acquisition of the Rome business. Manufactured Products sales increased 34% primarily due to increased business in the capital equipment, forged and machined products and rubber products business units. In addition, there were $7.5 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$401.3	$327.4	$73.9	23%

Consolidated gross profit	$87.1	$62.6	$24.5	39%

Gross Margin	17.8%	16.1%

Cost of products sold increased $73.9 million in the first six months of 2011 to $401.3 million compared to $327.4 million in the same period in 2010, while gross margin increased to 17.8% in the first six months of 2011 from 16.1% in the same period in 2010.

Supply Technologies and Manufactured Products gross margin increased due to volume increases. Gross margin in the Aluminum Products segment remained level primarily from reduced sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$54.5	$43.3	$11.2	26%
SG&A percent	11.2%	11.1%

Consolidated SG&A expenses increased 26% in the first six months of 2011 compared to the same period in 2010, representing a 10 basis point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first six months of 2011 compared to the same period in 2010 primarily due to increases in payroll related expenses and to $3.9 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Interest expense	$20.1	$11.6	$8.5	73%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$1.7	$1.2
Average outstanding borrowings	$325.8	$328.3	$(2.5)	(1)%
Average borrowing rate	6.81%	6.33%	48 basis points

Interest expense increased $8.5 million in the first six months of 2011 compared to the same period of 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the 8.375% senior subordinated notes due 2014 and to increases in amortization of deferred financing costs and bank service charges. Excluding these costs, interest increased due primarily to a higher average borrowing rate during the first six months of 2011 partially offset by lower average outstanding borrowings. Average borrowings in the first six months of 2011 were lower when compared to the same period in 2010. The higher average borrowing rate in the first six months of 2011 was due primarily to the interest rate mix of our revolving credit facility and the Senior Notes when compared to the mix in the same period in 2010.

Income Tax:

The provision for income taxes was $4.9 million in the first half of 2011 and the reported effective tax rate for the first six months was 39% and the underlying effective tax rate on operations was 23%, compared to a provision for income taxes of $2.2 million and reported effective tax rate and underlying effective tax rate on operations of 29% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the first six months of 2011 was primarily due to the tax impact resulting from the retirement of our senior subordinated notes due 2014 that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 32%.

Second Quarter 2011 versus Second Quarter 2010

Net Sales by Segment:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Supply Technologies	$125.5	$97.2	$28.3	29%
Aluminum Products	33.5	37.6	(4.1)	(11)%
Manufactured Products	87.8	63.5	24.3	38%

Consolidated Net Sales	$246.8	$198.3	$48.5	24%

Consolidated net sales increased $48.5 million in the second quarter of 2011 to $246.8 compared to $198.3 million in the same quarter of 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 29% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, power sports, HVAC, agricultural and construction equipment industries offset by declines in the consumer electronics, semi-conductor, instruments, medical and plumbing industries. In addition there were $11.7 of incremental sales resulting from the acquisition of the ACS business. Aluminum Products sales decreased 11% resulting primarily from the completion of certain automotive contracts offset by sales of $1.4 million resulting from the acquisition of Rome. Manufactured Products sales increased 38% primarily due to increased business in the capital equipment and forged and machined products business units offset by a decline in the rubber products business unit. In addition, there were $1.8 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$201.6	$165.0	$36.6	22%

Consolidated gross profit	$45.2	$33.3	$11.9	36%

Gross Margin	18.3%	16.8%

Cost of products sold increased $36.6 million to $201.6 million in the second quarter of 2011 compared to $165.0 million for the same quarter of 2010, while gross margin increased to 18.3% in the second quarter of 2011 from 16.8% in the same quarter of 2010.

Supply Technologies and Manufactured Products gross margin increased due to volume increases. Gross margin in the Aluminum Products segment decreased primarily from a lower sales volume.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$28.8	$22.3	$6.5	29%
SG&A percent	11.7%	11.2%

Consolidated SG&A expenses increased 29% in the second quarter of 2011 compared to the same quarter in 2010, representing an increase in SG&A expenses as a percent of sales of 50 basis points from 11.2% to 11.7%. SG&A expenses increased in the second quarter of 2011 compared to the same quarter in 2010 on a percentage basis primarily due to increases in payroll and payroll related expenses, travel expenses associated with the sale of the 8.125% Senior Notes and to $1.7 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Interest expense	$14.2	$6.2	$8.0	129%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$.9	$.6
Average outstanding borrowings	$336.7	$325.9	$10.8	3%
Average borrowing rate	7.12%	6.87%	25 basis points

Interest expense increased $8.0 million in the second quarter of 2011 compared to the same period of 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the 8.375% senior subordinated notes due 2014 and to increases in amortization of deferred financing costs and bank service charges. Excluding these costs, interest increased due primarily to higher average outstanding borrowings and a higher average borrowing rate. The higher average borrowing rate was due primarily to the interest rate mix of our revolving credit facility and the Senior Notes when compared to the mix in the same period in 2010.

Income Tax:

The provision for income taxes was $3.2 million in the second quarter of 2011 and the reported effective tax rate was 153% and the underlying effective tax rate on operations was 54%, compared to a provision for income taxes of $1.4 million and a reported effective tax rate and underlying effective tax rate on operations of 29% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the second quarter of 2011 was primarily due to the tax impact resulting from the retirement of our senior subordinated notes due 2014 that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 32%.

Liquidity and Sources of Capital

As of June 30, 2011, the Company had $90.5 million outstanding under the revolving credit facility, and approximately $74.8 million of unused borrowing availability.

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of debt securities. On April 7, 2011, the Company completed the sale of $250,000 aggregate principal amount of Notes. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year commencing on April 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended

Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. The Company also purchased all of its outstanding $183,835 in the aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 that were held by its affiliates.

Current financial resources (cash, working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for at least the next twelve months. The future availability of bank borrowings under the revolving credit facility is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.

At June 30, 2011, the Company’s debt service coverage ratio was 2.4, and, therefore, it was in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2011. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges which are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the revolving credit facility. If the Company’s aggregate availability under its revolving credit facility is less than $25,000, the debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2011, declines in sales volumes in 2011 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.45 at June 30, 2011 versus 2.28 at December 31, 2010. Working capital increased by $49.0 million to $268.2 million at June 30, 2011 from $219.2 million at December 31, 2010. Accounts receivable increased $20.9 million to $147.3 million at June 30, 2011 from $126.4 million in 2010 primarily resulting from sales volume increases. Inventory increased by $13.2 million at June 30, 2011 to $205.8 million from $192.5 million at December 31, 2010 primarily resulting from planned increases due to sales volume increases. Accrued expenses increased by $5.7 million to $65.2 million at June 30, 2011 from $59.5 million at December 31, 2010 primarily resulting from the terms of the payments of interest due on the Company’s 8.125% Senior Notes. Accounts payable increased $20.8 million to $116.5 million at June 30, 2011 from $95.7 million at December 31, 2010.

During the first six months of 2011, the Company provided $11.6 million from operating activities compared to $26.4 million in the same period of 2010. The decrease in the operating cash provision of $14.9 million in 2011 compared to 2010 was primarily the result of a decrease of operating assets and liabilities offset by an increase in net income. In the first six months of 2011, the Company used cash of $5.3 million for capital expenditures. These activities, plus cash interest and tax payments of $17.2 million, a net increase in borrowings of $25.5 million and purchase of treasury stock of $.2 million, resulted in an increase in cash of $24.8 million in the first six months of 2011.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At June 30, 2011, none were outstanding. We currently have no other derivative instruments.

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

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $90.5 million at June 30, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.5 million during the six-month period ended June 30, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2011, we recorded a favorable foreign currency translation adjustment of $3.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2011, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2011, we were a co-defendant in approximately 300 cases asserting claims on behalf of approximately 1,240 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s repurchases of its common stock during the second quarter ended June 30, 2011.

				Total Number
	Total			of Shares	Maximum Number of
	Number		Average	Purchased as	Shares That May Yet Be
	of Shares		Price Paid	Part of Publicly	Purchased Under the
Period	Purchased		Per Share	Announced Plans(1)	Plans or Program

April 1 — April 30, 2011	-0-		$-0-	-0-	340,920
May 1 — May 31, 2011	-0-		-0-	-0-	340,920
June 1 — June 30, 2011	672	(2)	21.09	-0-	340,920

	672		$21.09	-0-	340,920

(1)	In 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. During the second quarter of 2011, no shares were purchased as part of this program.

(2)	Consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

4.1		Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio-Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Fifth Supplemental Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc. the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3		Fourth Amended and Restated Credit Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein) JP Morgan Chase Bank, N.A., as administrative agent, JP Morgan Chase Bank, N.A.,Toronto Branch, as Canadian agent, and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager. (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1		Registration Rights Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are a party thereto. (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2		Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
15		Letter re: unaudited interim financial information
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2011

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit

4.1		Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio-Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Fifth Supplemental Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc. the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3		Fourth Amended and Restated Credit Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein) JP Morgan Chase Bank, N.A., as administrative agent, JP Morgan Chase Bank, N.A.,Toronto Branch, as Canadian agent, and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager. (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1		Registration Rights Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are a party thereto. (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2		Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
15		Letter re: unaudited interim financial information
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document