Form 10-Q
period 2011-09-30
PARK OHIO HOLDINGS CORP
filed 2011-11-09
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2011: 11,975,775.

The Exhibit Index is located on page 28.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$70,572	$35,311
Accounts receivable, less allowances for doubtful accounts of $5,885 at September 30, 2011 and $6,011 at December 31, 2010	144,887	126,409
Inventories	208,592	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	18,557	12,751
Other current assets	13,834	12,800

Total Current Assets	466,938	390,309
Property, Plant and Equipment	258,256	253,077
Less accumulated depreciation	194,502	184,294

	63,754	68,783
Other Assets
Goodwill	9,573	9,100
Other	90,882	84,340

	$631,147	$552,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$115,495	$95,695
Accrued expenses	77,542	59,487
Current portion of long-term debt	1,289	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	196,504	171,116
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Credit facility	91,200	113,300
Other long-term debt	4,836	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	20,450	22,863

	376,207	335,041

Shareholders’ Equity
Capital stock, par value $1 a share:
Serial Preferred Stock	-0-	-0-
Common Stock	13,554	13,397
Additional paid-in capital	69,495	68,085
Retained deficit	(8,551)	(19,043)
Treasury stock, at cost	(19,094)	(18,502)
Accumulated other comprehensive income	3,032	2,438

	58,436	46,375

	$631,147	$552,532

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Net sales	$243,544	$202,986	$731,980	$592,990
Cost of products sold	201,700	168,006	603,021	495,374

Gross profit	41,844	34,980	128,959	97,616
Selling, general and administrative expenses	26,222	22,150	80,733	65,455
Restructuring and asset impairment charges	5,359	3,539	5,359	3,539

Operating income	10,263	9,291	42,867	28,622
Gain on acquisition of business	-0-	(2,210)	-0-	(2,210)
Interest expense	6,215	6,469	26,307	18,072

Income before income taxes	4,048	5,032	16,560	12,760
Income taxes	1,178	(1,152)	6,068	1,095

Net income	$2,870	$6,184	$10,492	$11,665

Amounts per common share:
Basic	$.25	$.54	$.91	$1.03
Diluted	$.24	$.52	$.87	$.99
Common shares used in the computation:
Basic	11,600	11,386	11,536	11,282

Diluted	12,012	11,824	12,004	11,773

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at January 1, 2011	$13,397	$68,085	$(19,043)	$(18,502)	$2,438	$46,375
Comprehensive income:
Net income			10,492			10,492
Foreign currency translation adjustment					245	245
Pension and post retirement benefit adjustments, net of tax					349	349

Comprehensive income						11,086
Amortization of restricted stock		1,435				1,435
Restricted stock awards	140	(140)				-0-
Purchase of treasury stock (35,303 shares)				(592)		(592)
Exercise of stock options (17,500 shares)	17	25				42
Share-based compensation		90				90

Balance at September 30, 2011	$13,554	$69,495	$(8,551)	$(19,094)	$3,032	$58,436

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$10,492	$11,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,922	12,105
Gain on acquisition of business	-0-	(2,210)
Restructuring and asset impairment charges	5,359	3,539
Share-based compensation expense	1,525	1,248
Debt extinguishment costs	7,335	-0-
Changes in operating assets and liabilities:
Accounts receivable	(18,478)	(21,403)
Inventories and other current assets	(22,890)	20,418
Accounts payable and accrued expenses	37,854	36,899
Other	(7,048)	(12,562)

Net Cash Provided by Operating Activities	26,071	49,699
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(9,544)	(2,153)
Acquisitions	-0-	(16,000)

Net Cash Used by Investing Activities	(9,544)	(18,153)
FINANCING ACTIVITIES
Payments on term loans and other debt	(36,052)	(5,000)
(Payments on) proceeds from revolving credit facility	1,000	(8,800)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	244,970	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-
Bank debt issue costs	(1,079)	(4,141)
Purchase of treasury stock	(592)	(954)
Exercise of stock options	42	-0-

Net Cash Provided (Used) by Financing Activities	18,734	(18,895)

Increase in Cash and Cash Equivalents	35,261	12,651
Cash and Cash Equivalents at Beginning of Period	35,311	23,098

Cash and Cash Equivalents at End of Period	$70,572	$35,749

Taxes paid	$2,466	$1,241
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011 )	10,449	13,169

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively; “we” or the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B — Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Supply Technologies	$124,835	$103,885	$373,583	$295,308
Aluminum products	30,259	35,554	102,752	109,714
Manufactured products	88,450	63,547	255,645	187,968

	$243,544	$202,986	$731,980	$592,990

Income before income taxes:
Supply Technologies	$8,545	$6,428	$25,597	$16,223
Aluminum products	58	1,913	4,676	6,148
Manufactured products	11,838	8,258	31,717	20,787

	20,441	16,599	61,990	43,158
Corporate costs	(4,819)	(3,769)	(13,764)	(10,997)
Gain on acquisition of business	-0-	2,210	-0-	2,210
Asset impairment charge	(5,359)	(3,539)	(5,359)	(3,539)
Interest expense (includes $7,335 of debt extinguishment costs in 2011)	(6,215)	(6,469)	(26,307)	(18,072)

Income before income taxes	$4,048	$5,032	$16,560	$12,760

Identifiable assets were as follows:

	September 30, 2011	December 31, 2010
Supply Technologies	$237,515	$217,915
Aluminum products	69,368	66,219
Manufactured products	206,344	188,017
General corporate	117,920	80,381

	$631,147	$552,532

For the nine months ended September 30, 2011, sales of the Manufactured Products segment consisted of capital equipment (75%), forged and machined products (18%) and rubber products (7%). Engineered specialty products sales represent approximately 13% of the Supply Technologies segment sales for the nine months ended September 30, 2011.

NOTE C — Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendements, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment will be effective for the Company in 2012 with early adoption permitted. The adoption of this amendment will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update impacts presentation only and will have no effect on our financial position, results of operations or cash flows.

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

NOTE D — Inventories

The components of inventory consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$124,820	$116,202
Work in process	24,584	24,339
Raw materials and supplies	59,188	52,001

	$208,592	$192,542

NOTE E — Shareholders’ Equity

At September 30, 2011, capital stock consisted of (i) Serial Preferred Stock, of which 632 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000 shares were authorized and 13,554 shares were issued, of which 11,959 were outstanding and 1,594 were treasury shares.

NOTE F — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NUMERATOR
Net income	$2,870	$6,184	$10,492	$11,665

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,600	11,386	11,536	11,282
Effect of dilutive securities:
Employee stock options	412	438	468	491

Denominator for diluted earnings per share — weighted average shares and assumed conversions	12,012	11,824	12,004	11,773

Amounts per common share:
Basic	$.25	$.54	$.91	$1.03
Diluted	$.24	$.52	$.87	$.99

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

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 20,000 shares were excluded in the nine months ended September 30, 2011, and 206,000 were excluded for the three months and nine months ended September 30, 2010, because they were anti-dilutive.

NOTE G — Stock-Based Compensation

Total stock compensation expense recorded in the first nine months of 2011 and 2010 was $1,525 and $1,248, respectively. Total stock compensation expense recorded in the third quarter of 2011 and 2010 was $605 and $409, respectively. There were 140,000 shares of restricted stock awarded during the nine months ended September 30, 2011 at a price of $20.90 per share, all of which were awarded in the three months ended June 30, 2011. There were no stock options awarded during the nine months ended September 30, 2011 and 2010. There were 76,000 shares of restricted stock awarded during the three months and nine months ended September 30, 2010. As of September 30, 2011, there was $3,320 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.21 years.

NOTE H — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$604	$81	$1,317	$243	$12	$9	$36	$27
Interest costs	596	643	1,787	1,929	228	248	683	744
Expected return on plan assets	(2,239)	(1,984)	(6,707)	(5,952)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(30)	(30)	-0-	-0-	-0-	-0-
Amortization of prior service cost	11	15	33	45	(24)	(24)	(72)	(72)
Recognized net actuarial loss	-0-	82	-0-	246	129	107	388	321

Benefit (income) costs	$(1,038)	$(1,173)	$(3,600)	$(3,519)	$345	$340	$1,035	$1,020

NOTE I — Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,870	$6,184	$10,492	$11,665
Foreign currency translation	(3,191)	5,084	245	(745)
Pension and post retirement benefit adjustments, net of tax	136	447	349	837

Total comprehensive income (loss)	$(185)	$11,715	$11,086	$11,757

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated comprehensive income at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$6,484	$6,239
Pension and postretirement benefit adjustments, net of tax	(3,452)	(3,801)

	$3,032	$2,438

NOTE J — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2011	2010
Balance at January 1	$4,046	$2,760
Claims paid during the year	(3,260)	(789)
Additional warranties issued during the first nine months	3,265	1,416

Balance at September 30	$4,051	$3,387

NOTE K — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The reported effective tax rate for full-year 2011, including discrete items, is estimated to be approximately 34% and is lower than the 35% U.S. federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense due to a full valuation allowance against its U.S. net deferred tax assets and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

The reported effective tax rate in the first nine months of 2011 and 2010 was 36.6% and 8.6%, respectively. The primary reason for the variance is due to a provision for foreign income taxes of 2,100 resulting from the retirement of our 8.375% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”) that were held by a foreign affiliate. The underlying effective tax rate on operations for the first nine months of 2011 and 2010 was 24.1% and 8.6%, respectively. The primary reason for the variance is due to a change in the mix of income of foreign affiliates.

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

The fair value of the Senior Subordinated Notes approximated $187,512 at December 31, 2010. The fair value of the 8.125% Senior Notes due 2021 (the “Notes”) approximated $237,500 at September 30, 2011. The fair value estimates are based on a third party’s bid price.

NOTE M — Financing Arrangements

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	91,200	90,200
Term loan A	-0-	25,900
Term loan B	-0-	8,400
Other	6,125	7,878

	347,325	316,213
Less current maturities	1,289	13,756

Total	$346,036	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of the Notes. The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At September 30, 2011, the Company had approximately $74,011 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 aggregate principal amount of Senior Subordinated Notes that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes totaling $26,165 that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

NOTE N — Accounts Receivable

During the first nine months of 2011 and 2010, the Company sold approximately $43,087 and $24,637, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $190 and $102, respectively, in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — Acquisition

On December 31, 2010, the Company, through its subsidiary Ajax Tocco Magnathermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar have been integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Accounts receivable	$3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	990

Total purchase price	$10,306

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the first nine months of 2011.

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30,2010
Pro forma revenues	$223,397	$657,721
Pro forma net income	6,890	11,886
Earnings per share:
Basic	.61	1.05
Diluted	.58	1.01

NOTE P — Restructuring and Asset Impairment Charges

As a result of incurred losses in the third quarter of 2011, projected losses for fiscal year 2011 and planned restructuring, the Company evaluated its long-lived assets of its rubber products business unit for impairment. Based on management’s analysis, certain long-lived assets were deemed abandoned and were written down to their scrap or liquidation value and the Company recorded a charge of $5,359.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2010, the Company reviewed one of its investments, determined there was diminution in value and, therefore, recorded an asset impairment charge of $3,539.

NOTE Q — Commitments and Contingencies

We are subject to various pending and threatened legal proceedings arising in the ordinary course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our financial condition. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

Our subsidiaries are involved in a number of contractual and warranty related disputes. At this time, we cannot reasonably determine the probability of a loss, and the timing and amount of loss, if any, cannot be reasonably estimated. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park-Ohio Holdings Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Holdings Corp. and subsidiaries as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of shareholders’ equity for the nine-month period ended September 30, 2011 and cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

November 9, 2011

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

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business (“ACS”) of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years ($1.2 million outstanding at September 30, 2011). ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America.

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

On April 7, 2011, the Company completed the sale of $250 million in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”) that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

During the third quarter of 2011, the Company recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2010, contained in our 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Nine Months 2011 versus Nine Months 2010

Net Sales by Segment:

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Supply Technologies	$373.6	$295.3	$78.3	27%
Aluminum Products	102.8	109.7	(6.9)	(6)%
Manufactured Products	255.6	188.0	67.6	36%

Consolidated Net Sales	$732.0	$593.0	$139.0	23%

Net sales increased $139.0 million to $732.0 million in the first nine months of 2011 compared to $593.0 million in the same period in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 27% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, furniture, agricultural and construction equipment industries, offset primarily by declines in the instruments, medical and semi-conductor industries. In addition, there were $31.6 million of incremental sales resulting from the acquisition of ACS. Aluminum Products sales decreased 6%, resulting primarily from the completion of certain automotive supply contracts offset by sales of $9.5 million resulting from the acquisition of Rome. Manufactured Products sales increased 36% primarily due to increased business in the capital equipment, forged and machined products and rubber products business units. In addition, there were $11.4 million of incremental sales resulting from the acquisition of Pillar. Approximately $10.4 million of the increases in consolidated net sales was due to price increases of which $5.3 million relates to the Supply Technologies segment and $5.1 million relates to the Aluminum Products segment.

Cost of Products Sold & Gross Profit:

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated cost of products sold	$603.0	$495.4	$107.6	22%

Consolidated gross profit	$129.0	$97.6	$31.4	32%

Gross Margin	17.6%	16.5%

Cost of products sold increased $107.6 million in the first nine months of 2011 to $603.0 million compared to $495.4 million in the same period in 2010, while gross margin increased to 17.6% in the first nine months of 2011 from 16.5% in the same period in 2010. The increase in cost of products sold was due primarily to higher sales levels and higher commodity prices (which we expect to remain at this level through the end of the year) offset by higher production levels which contributed to improved absorption of fixed costs in the Manufactured Products segment.

Supply Technologies and Manufactured Products gross margin increased primarily due to sales volume increases and product mix. Gross margin in the Aluminum Products segment remained level primarily because of reduced sales volume and mix of products sold.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated SG&A expenses	$80.7	$65.5	$15.2	23%
SG&A percent	11.0%	11.0%

Consolidated SG&A expenses increased 23% in the first nine months of 2011 compared to the same period in 2010. SG&A expenses increased in the first nine months of 2011 compared to the same period in 2010 primarily due to increases in payroll and payroll related expenses of $8.8 million and to $5.1 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Interest expense	$26.3	$18.1	$8.2	45%
Debt extinguishment costs included in interest expense	$7.3	—	7.3	NM
Amortization of deferred financing costs and bank service charges	$1.8	$1.9	(.1)	(5)%
Average outstanding borrowings	$332.6	$324.2	$8.4	3%
Average borrowing rate	6.90%	6.67%	23 basis points

Interest expense increased $8.2 million in the first nine months of 2011 compared to the same period of 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender offer and subsequent redemption and write off of deferred financing costs associated with the Senior Subordinated Notes. Excluding these costs, interest increased due primarily to a higher average borrowing rate during the first nine months of 2011 and by higher average outstanding borrowings. The higher average borrowing rate in the first nine months of 2011 was due primarily to the interest rate mix of our revolving credit facility and the Notes when compared to the mix in the same period in 2010.

Income Tax:

The provision for income taxes was $6.1 million in the first nine months of 2011 and the reported effective tax rate for that period was 37% and the underlying effective tax rate on operations was 24%, compared to a provision for income taxes of $1.1 million and reported effective tax rate and underlying effective tax rate on operations of 9% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the first nine months of 2011 was primarily due to the tax impact resulting from the retirement of the Senior Subordinated Notes that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 34%.

Third Quarter 2011 versus Third Quarter 2010

Net Sales by Segment:

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Supply Technologies	$124.8	$103.9	$20.9	20%
Aluminum Products	30.2	35.6	(5.4)	(15)%
Manufactured Products	88.5	63.5	25.0	39%

Consolidated Net Sales	$243.5	$203.0	$40.5	20%

Consolidated net sales increased $40.5 million in the third quarter of 2011 to $243.5 million compared to $203.0 million in the same quarter of 2010 substantially the result of volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 20% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, power sports, HVAC, agricultural and construction equipment industries offset by declines in the semi-conductor, instruments, medical and appliance industries. In addition, there were $5.9 million of incremental sales resulting from the acquisition of ACS. Aluminum Products sales decreased 15%, resulting primarily from the completion of certain automotive contracts. Manufactured Products sales increased 39% primarily due to increased business in the capital equipment and forged and machined products business units. In addition, there were $3.9 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated cost of products sold	$201.7	$168.0	$33.7	20%

Consolidated gross profit	$41.8	$35.0	$6.8	19%

Gross Margin	17.2%	17.2%

Cost of products sold increased $33.7 million to $201.7 million in the third quarter of 2011 compared to $168.0 million for the same quarter of 2010, while gross margin remained unchanged from 17.2% in the same quarter of 2010. The increase in cost of products sold was due primarily to higher sales levels and higher commodity prices offset by higher production levels which contributed to improved absorption of fixed costs in the Manufactured Products segment.

Supply Technologies and Manufactured Products gross margin increased primarily due to volume increases and product mix. Gross margin in the Aluminum Products segment decreased primarily from a lower sales volume and mix of products sold.

SG&A Expenses:

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated SG&A expenses	$26.2	$22.2	$4.0	18%
SG&A percent	10.8%	10.9%

Consolidated SG&A expenses increased 18% in the third quarter of 2011 compared to the same quarter in 2010, representing a decrease in SG&A expenses as a percent of sales of 10 basis points from 10.9% to 10.8%. SG&A expenses increased in the third quarter of 2011 compared to the same quarter in 2010 primarily due to increases in payroll and payroll related expenses of $2.4 million and to $1.2 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Interest expense	$6.2	$6.5	$(.3)	(5)%
Amortization of deferred financing costs and bank service charges	$.3	$.8
Average outstanding borrowings	$347.8	$315.9	$31.9	10%
Average borrowing rate	6.79%	7.20%	(41) basis points

Interest expense decreased $.3 million in the third quarter of 2011 compared to the same period of 2010, primarily due to lower interest rates on the Company’s revolving credit facility in 2011 offset by higher average outstanding borrowings in the third quarter of 2011 compared to the same period in 2010 and to lower amortization of deferred financing costs and bank service charges in the third quarter of 2011 compared to the same period in 2010.

Income Tax:

The provision for income taxes was $1.2 million in the third quarter of 2011 and the reported effective tax rate and the underlying effective tax rate on operations was 29%, compared to a provision for income taxes of $(1.2) million and a reported effective tax rate and underlying effective tax rate on operations of (23)% in the corresponding period of 2010. We estimate that our reported effective tax rate for full-year 2011 will be approximately 34%.

Liquidity and Sources of Capital

As of September 30, 2011, the Company had $91.2 million outstanding under the revolving credit facility, and approximately $74.0 million of unused borrowing availability.

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of debt securities. On April 7, 2011, the Company completed the sale of $250,000 aggregate principal amount of Notes. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into the Amended Credit Agreement. The Amended Credit Agreement, among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. The Company also purchased all of its outstanding $183,835 aggregate principal amount of the Senior Subordinated Notes that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes that were held by its affiliates.

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

The Company had cash and cash equivalents held by foreign subsidiaries of $63.0 million at September 30, 2011 and $33.7 million at December 31, 2010. For each of its foreign subsidiaries, the Company makes a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At September 30, 2011, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $65.4 million of undistributed earnings of our foreign subsidiaries as of December 31, 2010, if we were to repatriate these earnings, there would potentially be an adverse tax impact.

At September 30, 2011, the Company’s debt service coverage ratio was 1.9, and, therefore, it was in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2011. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the revolving credit facility. If the Company’s aggregate availability under its revolving credit facility is less than $25,000, the debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2011, declines in sales volumes in 2011 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.38 at September 30, 2011 versus 2.28 at December 31, 2010. Working capital increased by $51.2 million to $270.4 million at September 30, 2011 from $219.2 million at December 31, 2010. Accounts receivable increased $18.5 million to $144.9 million at September 30, 2011 from $126.4 million at December 31, 2010 primarily resulting from sales volume increases. Inventory increased by $16.1 million at September 30, 2011 to $208.6 million from $192.5 million at December 31, 2010, primarily resulting from planned increases due to sales volume increases. Accrued expenses increased by $18.0 million to $77.5 million at September 30, 2011 from $59.5 million at December 31, 2010, primarily resulting from the terms of the payments of interest due on the Notes. Accounts payable increased $19.8 million to $115.5 million at September 30, 2011 from $95.7 million at December 31, 2010, resulting from an increase in inventory and vendor payment term extensions.

During the first nine months of 2011, the Company provided $26.1 million from operating activities compared to $49.7 million in the same period of 2010. The decrease in the operating cash provision of $23.6 million in 2011 compared to 2010 was primarily the result of an increase in operating assets and liabilities and a decrease in net income. In the first nine months of 2011, the Company used cash of $9.5 million for capital expenditures. These activities, plus cash interest and tax payments of $12.9 million, a net increase in borrowings of $35.1 million and purchase of treasury stock of $.6 million, resulted in an increase in cash of $35.3 million in the first nine months of 2011.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2011, none were outstanding. We currently have no other derivative instruments.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2011, and for the three-month and nine-month periods ended September 30, 2011 and 2010, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit facility, which consisted of borrowings of $91.2 million at September 30, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.7 million during the nine-month period ended September 30, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2011, we recorded a favorable foreign currency translation adjustment of $.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2011, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at September 30, 2011:

We were a co-defendant in approximately 300 cases asserting claims on behalf of approximately 1,230 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 26 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $10.0 million, for six separate causes of action and $5.0 million for the seventh cause of action. In the seventh case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases, and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases, the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all or that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.

Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”) was a party to a binding arbitration proceeding pending in South Africa with one of its customers Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involves a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September of 2011 for breach of contract and seeks compensatory damages in the amount of $20.8 million, as well as fees and expenses related to the arbitration. ATM intends to counterclaim arbitration, alleging breach of contract for nonpayment in the amount of $2.7 million as well as fees and expenses related to the arbitration. We believe we have meritorious defenses to these claims and intend to vigorously defend such allegations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1 — July 31, 2011	4,271	(2)	$22.14	-0-	340,920
August 1 — August 31, 2011	8,437	(2)	13.60	-0-	340,920
September 1 — September 30, 2011	10,465	(2)	13.78	-0-	340,920

Total	23,173		$15.26	-0-	340,920

(1)

On September 27, 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. During the third quarter of 2011, no shares were purchased as part of this program.

(2)	Consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.    Exhibits

The following exhibits are included herein:

15	Letter re: unaudited interim financial information

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/S/ JEFFREY L. RUTHERFORD
	Name:	Jeffrey L. Rutherford
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2011

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Exhibit
15	Letter re: unaudited interim financial information

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document