Form 10-K
period 2011-12-31
PARK OHIO HOLDINGS CORP
filed 2012-03-15
CIK 76282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☑

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $178,232,000, based on the closing price of $21.14 per share of the registrant’s Common Stock on June 30, 2011.

Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 29, 2012: 12,137,782.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 24, 2012 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2011 we employed approximately 3,200 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products
NET SALES FOR 2011	$493.0 million (51% of total)	$127.0 million (13% of total)	$346.6 million (36% of total)

SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Control arms • Front engine covers • Cooling modules • Knuckles • Pump housings • Clutch retainers/pistons • Master cylinders • Pinion housings • Oil pans • Flywheel spacers • Steering racks	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses

SELECTED INDUSTRIES SERVED

• Heavy-duty truck

• Automotive and vehicle parts

• Electrical distribution and controls

• Power sports/fitness equipment

• HVAC

• Aerospace and defense

• Electrical components

• Appliance

• Semiconductor equipment

• Recreational vehicles

• Lawn and garden equipment

• Automotive • Agricultural equipment • Construction • equipment • Heavy-duty truck • Marine equipment

• Ferrous and non-ferrous metals

• Coatings

• Forging

• Foundry

• Heavy-duty truck

• Construction equipment

• Silicon

• Automotive

• Oil and gas

• Rail and locomotive manufacturing

• Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply ManagementTM, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply ManagementTM includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 44 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

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

Markets and Customers.    For the year ended December 31, 2011, approximately 84% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply ManagementTM services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 5,500 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 27% and 26% of the sales of Supply Technologies for 2011 and 2010, respectively. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial conditions of this segment.

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

Markets and Customers.    The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 59% and 57% of Aluminum Products sales for 2011 and 2010, respectively. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Recent Developments.    On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company. See Note C to the consolidated financial statements included elsewhere herein.

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

Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 49% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We manufacture injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

Recent Developments.    During the fourth quarter of 2009, the Company evaluated its long-lived assets at one of its forging units to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets and recorded restructuring and asset impairment charges of $3.0 million in 2009. See Note O to the consolidated financial statements included elsewhere herein. On December 31, 2010, the Company through its subsidiary, Ajax Tocco Magnethermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s U.S. heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market. See Note C to the consolidated financial statements included elsewhere herein.

As a result of incurred losses in the third quarter of 2011, projected losses for fiscal year 2011 and planned restructuring, the Company evaluated the long-lived assets of its rubber products business unit for impairment. Based on management’s analysis, certain long-lived assets were deemed abandoned and were written down to their scrap or liquidation value and the Company recorded a charge of $5.4 million.

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

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Manufactured Products’ orders believed to be firm as of December 31, 2011 was $226.7 million compared with $174.4 million as of December 31, 2010. Approximately $1.9 million of the backlog as of December 31, 2011 is scheduled to be shipped after 2012. The remainder is scheduled to be shipped in 2012.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained in Note B to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2011, 2010 and 2009 is incorporated herein by reference.

Recent Developments

The information contained in Note C, Note D, Note O and Note P to the consolidated financial statements included elsewhere herein is incorporated herein by reference.

On March 5, 2012, the Company entered into an agreement to acquire Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97.5 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic, and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The transaction is expected to close by March 30, 2012 subject to a number of customary conditions, including the expiration of waiting periods and the receipt of approvals under Hart-Scott-Rodino Antitrust Improvements Act.

On April 7, 2011, the Company completed the sale of $250 million aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of 8.375% senior subordinated notes due 2014 (the “Senior Subordinated Notes”) that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

During the third quarter of 2011, the Company recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including amendments to these reports, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website free of charge at http://www.pkoh.com. The information on our website is not a part of this annual report on Form 10-K.

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

As of December 31, 2011, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2012, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

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

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-

duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 19% and 7% of our net sales during the year ended December 31, 2011 from the automobile and heavy-duty truck industries, respectively.

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

Most of the products and services are provided to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our Supply Technologies customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2011, our ten largest customers accounted for approximately 26% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

During 2009, Chrysler’s U.S. operations, General Motor’s U.S. operations and Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We have collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings and as such there was no charge to earnings as a result of these bankruptcies. The account receivable from Metaldyne at the time of the bankruptcy was $4.2 million. We recorded a $4.2 million charge to reserve for the collection of the account receivable when Metaldyne announced it had completed the sale of substantially all of its assets to MD Investors Corporation, effectively making no payments to its unsecured creditors, including us.

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

As of December 31, 2011, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 400 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these polices require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Those who set and interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent changes, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of our outstanding common stock and their interests may conflict with yours.

As of February 29, 2012, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 27% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2011, our operations included numerous manufacturing and supply chain logistics services facilities located in 26 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 88% of the available square footage was located in the United States. Approximately 45% of the available square footage was owned. As of December 31, 2011, approximately 31% of the available domestic square footage was used by the Supply Technologies segment, 49% was used by the Manufactured Products segment and 20% was used by the Aluminum Products segment. Approximately 50% of the available foreign square footage was used by the Supply Technologies segment and 50% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2011.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage		Use
SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	70,600		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	43,800		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Chicago, IL	Leased	51,000		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Lenexa, KS	Leased	67,400		Logistics
	Austin, TX	Leased	30,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	47,100		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	258,300		Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	209,300		Manufacturing
	Ravenna, OH	Owned	70,000		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Brookfield, WI	Leased	116,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes two leased properties with square footage of 91,800 and 64,000, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at December 31, 2011:

We were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,140 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 25 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the remaining two cases, the plaintiffs have each alleged against each named defendant, compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”), is a party to a binding arbitration proceeding pending in South Africa with one of its customers, Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involves a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September of 2011 for breach of contract and seeks compensatory damages of approximately $37.0 million, as well as fees and expenses related to the arbitration. ATM intends to counterclaim arbitration, alleging breach of contract for non-payment in the amount of $2.7 million as well as fees and expenses related to the arbitration. We believe we have meritorious defenses to these claims and intend to vigorously defend such allegations.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Registrant

Information with respect to the executive officers of the Company as of March 15, 2012 is as follows:

Name	Age	Position
Edward F. Crawford	72	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	42	President and Chief Operating Officer and Director
Jeffrey L. Rutherford	51	Vice President and Chief Financial Officer
Robert D. Vilsack	51	Secretary and General Counsel
Patrick W. Fogarty	50	Director of Corporate Development

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

The Company’s common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were paid during the five years ended December 31, 2011. There is no present intention to pay dividends. Additionally, the terms of the Company’s revolving credit facility and the indenture governing the Notes restrict the Company’s ability to pay dividends.

Quarterly Common Stock Price Ranges

	2011		2010
Quarter	High	Low	High	Low
1st	$24.48	$16.95	$9.96	$5.69
2nd	24.40	17.46	16.40	8.80
3rd	23.27	10.95	15.66	10.01
4th	20.29	10.59	23.70	12.77

The number of shareholders of record for the Company’s common stock as of February 29, 2012 was 561.

Issuer Purchases of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(1)
October 1 — October 31, 2011	-0-	$-0-	-0-	340,920
November 1 — November 30, 2011(2)	79,427	19.05	-0-	340,920
December 1 — December 31, 2011	-0-	-0-	-0-	340,920

TOTAL	79,427	$19.05	-0-	340,920

(1)	On September 27, 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. During the fourth quarter of 2011, no shares were purchased as part of this program.

(2)	Consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Statement of Operations Data:
Net sales	$966,573	$813,522	$701,047	$1,068,757	$1,071,441
Cost of products sold(a)	799,248	679,425	597,200	919,297	912,337

Gross profit	167,325	134,097	103,847	149,460	159,104
Selling, general and administrative expenses	105,582	91,755	87,786	105,546	98,679
Goodwill impairment charge	-0-	-0-	-0-	95,763	-0-
Gain on sale of assets held for sale	-0-	-0-	-0-	-0-	(2,299)
Restructuring and impairment charges(a)	5,359	3,539	5,206	25,331	-0-

Operating income (loss)(a)	56,384	38,803	10,855	(77,180)	62,724
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	(6,297)	(6,232)	-0-
Gain on acquisition of business	-0-	(2,210)	-0-	-0-	-0-
Interest expense	32,152	23,792	23,189	27,869	31,551

Income (loss) before income taxes	24,232	17,221	(6,037)	(98,817)	31,173
Income tax (benefit) expense	(5,203)	2,034	(828)	20,986	9,976

Net income (loss)	$29,435	$15,187	$(5,209)	$(119,803)	$21,197

Amounts per common share:
Basic	$2.54	$1.34	$(.47)	$(10.88)	$1.91

Diluted	$2.45	$1.29	$(.47)	$(10.88)	$1.82

	Year Ended December 31,
	2011	2010	2009	2008	2007
Other Financial Data:
Net cash flows provided by operating activities	$35,861	$67,059	$43,865	$8,547	$31,466
Net cash flows used by investing activities	(11,098)	(29,851)	(4,772)	(20,398)	(21,991)
Net cash flows provided (used) by financing activities	17,927	(24,995)	(33,820)	15,164	(16,600)
Depreciation and amortization	16,177	17,132	18,918	20,933	20,611
Capital expenditures, net	11,098	3,951	5,575	17,466	21,876
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$78,001	$35,311	$23,098	$17,825	$14,512
Working capital	291,454	219,193	222,748	252,873	270,939
Property, plant and equipment	61,810	68,783	76,631	90,642	105,557
Total assets	613,940	552,532	502,268	619,220	769,189
Total debt	347,580	316,213	333,997	374,646	360,049
Shareholders’ equity	65,442	46,375	22,810	12,755	171,478

(a)	In each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance are accruals for cash expenses. We made cash payments of $.1 million, $.5 million and $.3 million in the years ended December 31, 2010, 2009 and 2007, respectively, related to our severance accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-cash charges:
Cost of products sold (inventory write-down)	$-0-	$-0-	$1,797	$5,544	$2,214
Asset impairment	5,359	3,539	5,206	24,767	-0-
Restructuring and severance	-0-	-0-	-0-	564	-0-

Total	$5,359	$3,539	$7,003	$30,875	$2,214

Charges reflected as restructuring and impairment charges on income statement	$5,359	$3,539	$5,206	$25,331	$-0-

No dividends were paid during the five years ended December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to recording of a reversal of a tax valuation allowance in 2011, restructuring and unusual charges in 2011, 2010 and 2009 acquisitions in 2010 and refinancing in 2011.

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

Sales and profitability continued to grow substantially in 2011, continuing the trend of the prior year, as the domestic and international economies come out of the recession. Net sales increased 19% and net income increased 94% in 2011 compared to 2010. Net income in 2011 was affected by a $16.8 million reversal of the deferred tax asset valuation allowance, $5.4 million of restructuring and impairment charges and debt refinancing costs of $7.3 million.

During the fourth quarter of 2009, the Company recorded $7.0 million of asset impairment charges associated with general weakness in the economy including the railroad industry. The charges were composed of $1.8 million of inventory impairment included in Cost of Products Sold and $5.2 million for impairment of property and equipment

In 2009, the Company recorded a gain of $6.3 million on the purchase of $15.2 million principal amount of the Senior Subordinated Notes.

Approximately 19% of the Company’s consolidated net sales are to the automotive markets. In 2009, the Company recorded a charge of $4.2 million to fully reserve for the account receivable from Metaldyne resulting from its bankruptcy.

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

On September 30, 2010, the Company entered a Bill of Sale with Rome, a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company. See Note C to the consolidated financial statements included elsewhere herein.

On December 31, 2010, the Company through its subsidiary, Ajax Tocco Magnethermic, acquired the assets and the related induction heating intellectual property of Pillar for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market. See Note C to the consolidated financial statements included elsewhere herein.

During the third quarter of 2010, the Company recorded an asset impairment charge of $3.5 million related to the writedown of one of its investments.

On April 7, 2011, the Company completed the sale of $250 million aggregate principal amount of the Notes. The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into the Amended Credit Agreement. The Amended Credit Agreement among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of the Senior Subordinated Notes that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

During the third quarter of 2011, the Company recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit.

On March 5, 2012, the Company entered into an agreement to acquire FRS, a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97.5 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The transaction is expected to close by March 30, 2012 subject to a number of customary conditions, including the expiration of waiting periods and the receipt of approvals under Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to be funded by the Company’s cash of $40.0 million ($10.0 million domestic and $30.0 million foreign), a new $25.0 million seven-year amortizing term loan secured by certain real estate and machinery and equipment of the Company for which the Company has received a commitment letter from its bank group and $32.5 million of borrowings under the Company’s revolving credit facility.

Results of Operations

2011 versus 2010

Net Sales by Segment:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Supply Technologies	$493.0	$402.1	$90.9	23%
Aluminum Products	127.0	143.7	(16.7)	(12)%
Manufactured Products	346.6	267.7	78.9	29%

Consolidated Net Sales	$966.6	$813.5	$153.1	19%

Net sales increased $153.1 million to $966.6 million in 2011 compared to $813.5 million in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 23% primarily due to volume ($53.8 million) increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, furniture, agricultural and construction equipment industries and price increases of $7.3 million, which were offset primarily by declines in the instruments, medical and semi-conductor industries. In addition, there were $29.8 million of incremental sales resulting from the acquisition of the ACS business. Aluminum Products sales decreased 12%, resulting primarily from the completion of certain automotive supply contracts ($31.7 million) offset by sales of $9.6 million resulting from the acquisition of the Rome business and price increases of $5.4 million. Manufactured Products sales increased 29% primarily due to increased business in the capital equipment and forged and machined products business units offset by a minor decline in the rubber products business unit. In addition, there were $26.3 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated cost of products sold	$799.2	$679.4	$119.8	18%

Consolidated gross profit	$167.3	$134.1	$33.2	25%

Gross Margin	17.3%	16.5%

Cost of products sold increased $119.8 million in 2011 to $799.2 million compared to $679.4 million in 2010, while gross margin increased to 17.3% in 2011 from 16.5% in 2010. Cost of products sold increased primarily due to sales increases and increases in commodity prices, including the prices of steel, aluminum, nickel and copper.

Manufactured Products gross margin increased primarily due to volume increases. Gross margin in the Aluminum Products segment decreased primarily from reduced sales volume. Gross margin in the Supply Technologies segment was essentially unchanged from 2010.

Selling, General & Administrative (SG&A) Expenses:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated SG&A expenses	$105.6	$91.8	$13.8	15%
SG&A percent	10.9%	11.3%

Consolidated SG&A expenses increased 15% in 2011 compared to the same period in 2010. SG&A expenses increased $13.8 million in 2011 compared to 2010 primarily due to increased sales volume and to increases in payroll and payroll related expenses of $8.2 million and to $3.4 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Interest expense	$32.2	$23.8	$8.4	35%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$1.9	$1.9
Average outstanding borrowings	$337.3	$322.0	$15.3	5%
Average borrowing rate	7.38%	7.39%		(1) basis point

Interest expense increased $8.4 million in 2011 compared to 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the Senior Subordinated Notes. Excluding these costs, interest increased due primarily to outstanding borrowings.

Income Tax:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Income before income taxes	$24.2	$17.2

Income tax (benefit) expense	$(5.2)	$2.0

Effective income tax rate	(21.5)%	11.6%

The Company released $16.8 million of the valuation allowance attributable to continuing operations in 2011 compared to $5.8 million in 2010. As of December 31, 2011, the Company was not in a cumulative three-year loss position and determined that it was more likely than not that its U.S. net deferred tax assets would be realized. As of December 31, 2010, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $(5.2) million in 2011 compared to $2.0 million in 2010. The effective income tax rate was (21.5)% in 2011 compared to 11.6% in 2010.

The Company’s net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2011 and 2010, and may preclude substantial payments in 2012. At December 31, 2011, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $10.4 million, which will expire between 2024 and 2031.

2010 versus 2009

Net Sales by Segment:

	Year Ended December 31,		Change	Percent Change
	2010	2009
	(Dollars in millions)
Supply Technologies	$402.1	$328.8	$73.3	22%
Aluminum Products	143.7	111.4	32.3	29%
Manufactured Products	267.7	260.8	6.9	3%

Consolidated Net Sales	$813.5	$701.0	$112.5	16%

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

Cost of Products Sold & Gross Profit:

	Year Ended December 31,		Change	Percent Change
	2010	2009
	(Dollars in millions)
Consolidated cost of products sold	$679.4	$597.2	$82.2	14%

Consolidated gross profit	$134.1	$103.8	$30.3	29%

Gross margin	16.5%	14.8%

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

SG&A:

	Year Ended December 31,		Change	Percent Change
	2010	2009
	(Dollars in millions)
Consolidated SG&A expenses	$91.8	$87.8	$4.0	5%
SG&A percent	11.3%	12.5%

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

Interest Expense:

	Year-Ended December 31,		Change	Percent Change
	2010	2009
	(Dollars in millions)
Interest expense	$23.8	$23.2	$.6	3%
Average outstanding borrowings	$322.0	$363.9	$(41.9)	(11.5)%
Average borrowing rate	7.39%	6.38%	101	basis points

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

Gain on Purchase of Senior Subordinated Notes:

In 2009, the Company recorded a gain of $6.3 million on the purchase for $8.9 million of $15.2 million aggregate principal amount of the Senior Subordinated Notes.

In 2008, the Company purchased $11.0 million aggregate principal amount of the Senior Subordinated Notes for $4.7 million. After writing off $.1 million of deferred financing costs, the Company recorded a net gain of $6.2 million. The Senior Subordinated Notes were not contributed to Park-Ohio Industries, Inc. in 2008 but were held by Holdings. During the fourth quarter of 2009, these notes were sold to a wholly-owned foreign subsidiary of Park-Ohio Industries, Inc.

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

The Company’s net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2010 and 2009. At December 31, 2010, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $24.7 million, which will expire between 2023 and 2029.

Liquidity and Sources of Capital

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our long-term debt securities. In 2003, we entered into a revolving credit facility with a group of banks which, as subsequently amended, matures at April 7, 2016 and, as amended, currently provides for availability of up to $200 million subject to an asset-based formula. We have the option to increase the availability under the revolving loan portion of the credit facility by $50.0 million. The revolving credit facility is secured by substantially all our accounts receivable and inventory in the United States and Canada. Borrowings from this revolving credit facility will be used for general corporate purposes.

As of December 31, 2011, the Company had $93.0 million outstanding under the revolving credit facility, and approximately $68.1 million of unused borrowing availability.

On March 5, 2012, the Company entered into an agreement to acquire FRS, a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97.5 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The transaction is expected to close by March 30, 2012 subject to a number of customary conditions, including the expiration of waiting periods and the receipt of approvals under Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to be funded by the Company’s cash of $40.0 million ($10.0 million domestic and $30.0 million foreign), a new $25.0 million seven-year amortizing term loan secured by certain real estate and machinery and equipment of the Company for which the Company has received a commitment letter from its bank group and $32.5 million of borrowings under the Company’s revolving credit facility.

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

The Company had cash and cash equivalents held by foreign subsidiaries of $61.2 million and $33.7 million at December 31, 2011 and 2010, respectively. For each of its foreign subsidiaries, the Company makes a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At December 31, 2011, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. However, the Company is contemplating intercompany financing arrangements from foreign subsidiaries that may result in adverse U.S. federal income tax consequences. Otherwise we have no intention to repatriate the approximately $80.8 million of undistributed earnings of our foreign subsidiaries as of December 31, 2011, if we were to repatriate these earnings, there would potentially be an adverse tax impact.

At December 31, 2011, the Company’s debt service coverage ratio was 2.2, and, therefore, it was in compliance with the debt service ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2011. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges which are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the revolving credit facility. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2012, declines in sales volumes in 2012 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility. We expect to remain in compliance throughout 2012.

The ratio of current assets to current liabilities was 2.65 at December 31, 2011 versus 2.28 at December 31, 2010. Working capital increased by $72.2 million to $291.4 million at December 31, 2011 from $219.2 million at December 31, 2010. Accounts receivable increased $13.5 million to $139.9 million in 2011 from $126.4 million in 2010 primarily the result of the increase in sales volume in 2011. Inventory increased by $9.5 million in 2011 to $202.0 million from $192.5 million in 2010 primarily resulting from planned increases due to sales volume increases. Accrued expenses increased by $14.2 million to $73.7 million in 2011 from $59.5 million in 2010 primarily from an increase in advance billings of $7.0 million, an increase in accrued interest of $2.6 million resulting from the terms of the payments of interest due on the Notes, an increase in accrued salaries, wages and benefits of $2.0 million and an increase in accrued professional fees of $2.6 million and accounts payable increased $3.9 million to $99.6 million in 2011 from $95.7 million in 2010.

During 2011, the Company provided $35.9 million from operating activities as compared to providing $67.1 million in 2010. The decrease in cash provision of $31.2 million was primarily the result of an increase in net working capital of $11.7 million in 2011 compared to decreases of $32.8 million in 2010 offset by an increase in net income of $14.2 million. During 2011, the Company invested $12.7 million in capital expenditures which were offset by the receipt of $1.6 million from the sale of property. These activities, plus cash interest and tax payments of $31.6 million, a net increase in borrowings of $34.8 million, the issuance of the Notes, and purchases of treasury stock of $2.1 million, resulted in an increase in cash of $42.7 million in 2011.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2011, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2011:

		Payments Due or Commitment Expiration Per Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$347,580	$1,415	$1,000	$94,000	$251,165
Interest obligations(1)	196,816	22,368	44,639	43,216	86,593
Operating lease obligations	42,840	12,784	14,847	7,436	7,773
Purchase obligations	131,084	130,701	383	-0-	-0-
Postretirement obligations(2)	17,502	2,282	4,191	3,739	7,290
Standby letters of credit and bank guarantees	15,705	10,109	2,141	3,455	-0-

Total	$751,527	$179,659	$67,201	$151,846	$352,821

(1)	Interest obligations are included on the Notes only and assume the notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($1.9 million based on 2.04% average interest rate and outstanding borrowings of $93.0 million at December 31, 2011) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2021.

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

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 12% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts:    Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

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

Impairment of Long-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predicable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information wasn’t available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. The Company recorded $7.0 million and $5.4 million of asset impairment charges in 2009 and 2011, respectively, based on appraisals and scrap values. See Note O to the consolidated financial statements included elsewhere herein.

Restructuring:    We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill:    As required by ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually as of October 1 of each year or more frequently if impairment indicators arise. In September 2011, the FASB issued ASU 2011-08, which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted ASU 2011-08 for its October 1, 2011 annual goodwill impairment test.

In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. The Company completed the assessment of the qualitative factors and determined that there was no impairment with respect to the Capital Equipment reporting unit’s goodwill. With respect to aluminum products, management determined fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for the reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company-specific risk factors for each reporting unity in determining the appropriate discount rates to be used. The discount rate utilized for the reporting unit, which ranged from 12% to 13%, is indicative of the return an investor would expect to receive for investing in such a business.

Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. At December 31, 2009, the Company had goodwill of $4.1 million in the Capital Equipment reporting unit. On December 31, 2010, the Company completed the acquisition of Pillar and recorded additional goodwill of $1.0 million in the Capital Equipment reporting unit. At December 31, 2011 the Company had goodwill of $9.5 million. We completed the annual impairment tests as of October 1, 2009, 2010 and 2011 and concluded that no goodwill impairment existed.

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

ASC 740 provides that future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback, carryforward period available under the tax law. The Company analyzed the four possible sources of taxable income as set forth in ASC 740 and concluded that the only relevant sources of taxable income is the reversal of its existing taxable temporary differences. The Company reviewed the projected timing of the reversal of its taxable temporary differences and determined that such reversals will offset the Company’s deferred tax assets prior to their expiration. As of December 31, 2011, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2011, the Company reversed a valuation allowance against its U.S. net deferred tax assets. See Note H to the consolidated financial statements included elsewhere herein.

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

Stock-Based Compensation:

ASC 718, “Compensation-Stock Compensation,” requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. The Company recorded expense related to stock-based compensation in 2011, 2010, and 2009 of $2.1 million, $1.7 million and $2.4 million (before tax), respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12, deferring its requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or to disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments.

The Company plans to adopt ASU No. 2011-05 in the first quarter of fiscal 2012. The Company believes the adoption of ASU No. 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial statements.

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

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully close the acquisition of FRS in the expected timeframe or at all; our ability to successfully integrate FRS and achieve the expected results of the acquisition; our ability to retain FRS’s management team and FRS’s relationship with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $93.0 million at December 31, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.9 million for the year ended December 31, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During 2011, we recorded an unfavorable foreign currency translation adjustment of $1.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Cleveland, Ohio

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited Park-Ohio Holding Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park-Ohio Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Park-Ohio Holdings Corp. and subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Cleveland, Ohio

March 15, 2012

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$78,001	$35,311
Accounts receivable, less allowances for doubtful accounts of $5,483 in 2011 and $6,011 in 2010	139,941	126,409
Inventories, net	202,039	192,542
Deferred tax assets	20,561	10,496
Unbilled contract revenue	18,778	12,751
Other current assets	8,790	12,800

Total Current Assets	468,110	390,309
Property, plant and equipment:
Land and land improvements	3,654	3,678
Buildings	47,594	47,479
Machinery and equipment	208,727	201,920

	259,975	253,077
Less accumulated depreciation	198,165	184,294

	61,810	68,783
Other Assets:
Goodwill	9,463	9,100
Other	74,557	84,340

	$613,940	$552,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$99,588	$95,695
Accrued expenses	73,651	59,487
Current portion of long-term debt	1,415	13,756
Current portion of other postretirement benefits	2,002	2,178

Total Current Liabilities	176,656	171,116
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Credit facility	93,000	113,300
Other long-term debt	3,165	5,322
Deferred tax liability	1,392	9,721
Other postretirement benefits and other long-term liabilities	24,285	22,863

	371,842	335,041
Shareholders’ Equity
Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares; Issued — 13,813,774 shares in 2011 and 13,396,674 in 2010	13,814	13,397
Additional paid-in capital	70,248	68,085
Retained earnings (deficit)	10,392	(19,043)
Treasury stock, at cost, 1,673,926 shares in 2011 and 1,558,996 shares in 2010	(20,607)	(18,502)
Accumulated other comprehensive (loss) income	(8,405)	2,438

	65,442	46,375

	$613,940	$552,532

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Net sales	$966,573	$813,522	$701,047
Cost of products sold	799,248	679,425	597,200

Gross profit	167,325	134,097	103,847
Selling, general and administrative expenses	105,582	91,755	87,786
Restructuring and asset impairment charges	5,359	3,539	5,206

Operating income	56,384	38,803	10,855
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	(6,297)
Gain on acquisition of business	-0-	(2,210)	-0-
Interest expense	32,152	23,792	23,189

Income (loss) before income taxes	24,232	17,221	(6,037)
Income tax (benefit) expense	(5,203)	2,034	(828)

Net income (loss)	$29,435	$15,187	$(5,209)

Amounts per common share:
Basic	$2.54	$1.34	$(.47)

Diluted	$2.45	$1.29	$(.47)

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2009	$12,237	$64,212	$(29,021)	$(17,192)	$(17,481)	$12,755
Comprehensive (loss):
Net loss			(5,209)			(5,209)
Foreign currency translation adjustment					2,968	2,968
Unrealized loss on marketable securities, net of income tax of $182					413	413
Pension and postretirement benefit adjustments, net of income tax of $1,179					8,986	8,986

Comprehensive income						7,158
Restricted stock award, net of forfeiture	627	(627)				-0-
Amortization of restricted stock		1,969				1,969
Purchase of treasury stock (30,445 shares)				(251)		(251)
Exercise of stock options (410,000 shares)	410	373				783
Share-based compensation		396				396

Balance at December 31, 2009	13,274	66,323	(34,230)	(17,443)	(5,114)	22,810
Comprehensive income (loss):
Net income			15,187			15,187
Foreign currency translation adjustment					(711)	(711)
Pension and postretirement benefit adjustments, net of income tax of $1,143					8,263	8,263

Comprehensive income						22,739
Amortization of restricted stock		1,463				1,463
Restricted share units exchange for restricted stock	13	(13)				-0-
Restricted stock awards	101	(101)				-0-
Restricted stock cancelled	(14)	14				-0-
Purchase of treasury stock (85,027 shares)				(1,059)		(1,059)
Exercise of stock options (23,166 shares)	23	127				150
Share-based compensation		272				272

Balance at December 31, 2010	13,397	68,085	(19,043)	(18,502)	2,438	46,375
Comprehensive income (loss):
Net income			29,435			29,435
Foreign currency translation adjustment					(1,387)	(1,387)
Pension and postretirement benefit adjustments, net of income tax of $5,571					(9,456)	(9,456)

Comprehensive income						18,592
Amortization of restricted stock		1,988				1,988
Restricted stock awards	194	(194)				-0-
Purchase of treasury stock (114,930 shares)				(2,105)		(2,105)
Exercise of stock options (223,300 shares)	223	271				494
Share-based compensation		98				98

Balance at December 31, 2011	$13,814	$70,248	$10,392	$(20,607)	$(8,405)	$65,442

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$29,435	$15,187	$(5,209)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	16,177	17,132	18,918
Restructuring and asset impairment charges	5,359	3,539	5,206
Debt extinguishment costs	7,335	-0-	-0-
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	(6,297)
Gain on acquisition of business	-0-	(2,210)	-0-
Deferred income taxes	(12,817)	(1,126)	(1,842)
Share-based compensation expense	2,086	1,735	2,365
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	(13,533)	(7,624)	61,136
Inventories and other current assets	(8,763)	10,067	46,701
Accounts payable and accrued expenses	18,057	28,068	(82,113)
Other	(7,475)	2,291	5,000

Net cash provided by operating activities	35,861	67,059	43,865
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,673)	(3,951)	(5,575)
Business acquisitions, net of cash acquired	-0-	(25,900)	-0-
Proceeds from the sale of property	1,575	-0-	-0-
Purchases of marketable securities	-0-	-0-	(62)
Sales of marketable securities	-0-	-0-	865

Net cash used by investing activities	(11,098)	(29,851)	(4,772)
FINANCING ACTIVITIES
(Payments) on term loans and other debt	(37,598)	(8,944)	(2,099)
Bank debt issue costs	(1,079)	(4,142)	-0-
Proceeds from (payments on) revolving credit facility	2,800	(11,000)	(23,400)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	244,970	-0-	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-	-0-
Purchase of 8.375% senior subordinated notes	-0-	-0-	(8,853)
Issuance of common stock under stock option plan	494	150	783
Purchase of treasury stock	(2,105)	(1,059)	(251)

Net cash provided (used) by financing activities	17,927	(24,995)	(33,820)
Increase in cash and cash equivalents	42,690	12,213	5,273
Cash and cash equivalents at beginning of year	35,311	23,098	17,825

Cash and cash equivalents at end of year	$78,001	$35,311	$23,098

Income taxes paid	$4,648	$1,217	$3,146
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011)	26,993	23,324	23,018

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

NOTE A — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation:    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties owned by related parties as described in Note L. Transactions with related parties are in the ordinary course of business, are conducted on an arm’s-length basis, and are not material to the Company’s financial position, results of operations or cash flows.

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

Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $24,881 and $22,788 at December 31, 2011 and 2010, respectively. Inventory consigned to others was $6,546 and $6,940 at December 31, 2011 and 2010, respectively.

Major Classes of Inventories

	December 31,
	2011	2010
Finished goods	$122,010	$116,202
Work in process	20,660	24,339
Raw materials and supplies	59,369	52,001

	$202,039	$192,542

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets:    In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

Goodwill and indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, Intangibles — Goodwill and Other.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update “ASU” 2011-08, which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted ASU 2011-08 for its October 1, 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we identify and assess relevant drivers of fair value and events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company-specific events and share price trends, and the assessment of whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

If our qualitative assessment concludes that it is more likely than not that impairment exists then a quantitative assessment is required. In a quantitative assessment, we use an income approach and other valuation techniques to estimate the fair value of our reporting units. Absent

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an indication of fair value from a potential buyer or similar specific transactions, we believe that using this methodology provides reasonable estimates of a reporting unit’s fair value. The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of our reporting units.

The Company completed its annual goodwill impairment test for each year presented and confirmed no reporting unit was at risk of failing the impairment test for any periods presented herein.

Stock-Based Compensation:    The Company follows the provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Additional information regarding our share-based compensation program is provided in Note I.

Income Taxes:    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and losses, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by ASC 740, “Income Taxes” (“ASC 740”).

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 12% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in unbilled contract revenues in the accompanying consolidated balance sheet.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. During 2011 and 2010, we sold approximately $63,202 and $37,272, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2011 and 2010, a loss in the amount of $281 and $165, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

Software Development Costs:    Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $1,533, $2,213 and $1,454 in 2011, 2010 and 2009, respectively.

Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2011, the Company had uncollateralized receivables with three customers in the automotive industry, each with several locations, aggregating $9,529, which represented approximately 8% of the Company’s trade accounts receivable. During 2011, sales to these customers amounted to approximately $72,871, which represented approximately 8% of the Company’s net sales.

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

Foreign Currency Translation:    The functional currency for a majority of subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in accumulated comprehensive income (loss) in shareholders’ equity.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12, deferring its requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or to disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments.

The Company plans to adopt ASU No. 2011-05 in the first quarter of fiscal 2012. The Company believes the adoption of ASU No. 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial statements.

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

NOTE B — Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Total Supply ManagementTM manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products manufactures cast

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2011	2010	2009
Net sales:
Supply Technologies	$492,974	$402,169	$328,805
Aluminum Products	127,044	143,672	111,388
Manufactured Products	346,555	267,681	260,854

	$966,573	$813,522	$701,047

Income (loss) before income taxes:
Supply Technologies	$32,565	$22,216	$8,531
Aluminum Products	1,781	6,582	(5,155)
Manufactured Products	43,671	28,739	26,472

	78,017	57,537	29,848
Corporate costs	(16,274)	(15,195)	(13,787)
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	6,297
Gain on acquisition of business	-0-	2,210	-0-
Asset impairment charge	(5,359)	(3,539)	(5,206)
Interest expense (includes $7,335 of debt extinguishment costs in 2011)	(32,152)	(23,792)	(23,189)

	$24,232	$17,221	$(6,037)

Identifiable assets:
Supply Technologies	$228,629	$217,915	$207,729
Aluminum Products	61,002	66,219	76,443
Manufactured Products	203,782	188,017	178,715
General corporate	120,527	80,381	39,381

	$613,940	$552,532	$502,268

Depreciation and amortization expense:
Supply Technologies	$4,632	$5,272	$4,812
Aluminum Products	5,844	6,488	7,556
Manufactured Products	5,159	5,001	6,022
General corporate	542	371	528

	$16,177	$17,132	$18,918

Capital expenditures:
Supply Technologies	$1,463	$1,613	$2,380
Aluminum Products	7,015	156	1,385
Manufactured Products	1,472	2,138	2,006
General corporate	2,723	44	(196)

	$12,673	$3,951	$5,575

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The percentage of net sales by product line included in each segment were as follows:

	Year Ended December 31,
	2011	2010	2009
Manufactured Products:
Capital equipment	76%	73%	68%
Forged and machined products	17%	18%	26%
Rubber products	7%	9%	6%

	100%	100%	100%

Supply Technologies:
Supply Technologies	87%	86%	88%
Engineered specialty products	12%	13%	11%
Other	1%	1%	1%

	100%	100%	100%

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended December 31,
	2011	2010	2009
United States	76%	73%	73%
Asia	9%	10%	9%
Canada	5%	6%	6%
Mexico	3%	3%	2%
Europe	5%	5%	9%
Other	2%	3%	1%

	100%	100%	100%

The basis for attributing revenue to individual countries is final shipping destination.

At December 31, 2011, 2010 and 2009, approximately 68%, 75% and 77%, respectively, of the Company’s assets were maintained in the United States.

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

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which, Rome agreed to transfer to the Company substantially all of the assets of Rome in exchange for approximately $7,500 of notes receivable from Rome. The assets of Rome were integrated into the Company’s aluminum segment. Net sales of $7,031 were added to the Company’s Aluminum segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to Rome’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 30, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is as follows:

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

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the year ended December 31, 2011.

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

	Year Ended December 31,
	2010	2009
Pro forma revenues	$881,271	$770,603
Pro forma net income (loss)	$15,072	$(12,744)
Earnings per share:
Basic	$1.33	$1.16
Diluted	$1.28	$1.16

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Supply Technologies	Aluminum	Manufactured Products	Total
Balance at January 1, 2009	$-0-	$-0-	$4,109	$4,109
Foreign Currency Translation	-0-	-0-	46	46

Balance at December 31, 2009	-0-	-0-	4,155	4,155
Foreign Currency Translation	-0-	-0-	(211)	(211)
Acquisitions	-0-	4,572	584	5,156

Balance at December 31, 2010	-0-	4,572	4,528	9,100
Foreign Currency Translation	-0-	-0-	(43)	(43)
Finalization of Pillar Purchase Price Allocation	-0-	-0-	406	406

Balance at December 31, 2011	$-0-	$4,572	$4,891	$9,463

Other intangible assets were acquired in connection with acquisitions. Information regarding other intangible assets as of December 31, 2011 and 2010 follows:

		2011			2010
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$11,670	$3,320	$8,350	$11,670	$2,422	$9,248
Other	3,420	1,046	2,374	3,420	495	2,925

	$15,090	$4,366	$10,724	$15,090	$2,917	$12,173

Amortization of other intangible assets was $1,449 for the year ended December 31, 2011, $745 for the year ended December 31, 2010 and $724 for the year ended December 31, 2009. Amortization expense for each of the five years following December 31, 2011 is approximately $1,140 in 2012, $1,086 in 2013 and $1,028 for each of the three subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was 11.5 years.

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2011	2010
Pension assets	$49,575	$60,786
Deferred financing costs, net	7,253	3,695
Software development costs	1,920	2,292
Intangible assets subject to amortization	10,724	12,173
Other	5,085	5,394

Totals	$74,557	$84,340

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2011	2010
Accrued salaries, wages and benefits	$15,771	$13,832
Advance billings	30,180	23,218
Warranty accrual	4,208	4,046
Interest payable	5,106	2,504
Taxes, income and other	4,331	3,252
Other	14,055	12,635

Totals	$73,651	$59,487

Substantially all advance billings and warranty accruals relate to the Company’s capital equipment businesses.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$4,046	$2,760	$5,402
Claims paid during the year	(3,421)	(1,260)	(3,367)
Warranty expense	3,583	2,294	704
Other	-0-	252	21

Balance at end of year	$4,208	$4,046	$2,760

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2011	2010
8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	93,000	90,200
Term Loan A	-0-	25,900
Term Loan B	-0-	8,400
Other	4,580	7,878

	347,580	316,213
Less current maturities	1,415	13,756

Total	$346,165	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. The Company is a party to a credit and security agreement dated November 5, 2003, as amended with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At December 31, 2011, in addition to amounts borrowed under the revolving credit facility, there was $7,387 outstanding for standby letters of credit. An annual fee of up to .5% is imposed by the bank on the unused borrowing capacity and is based on the total aggregate credit facility used. Amounts borrowed under the revolving credit facility may be borrowed either (i) LIBOR plus 1.75% to 2.75% or the bank’s prime lending rate minus 1% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement. At December 31, 2011 the Company had approximately $68,140 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 totaling $26,165 that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

Maturities of long-term debt during each of the five years following December 31, 2011 are approximately $1,415 in 2012, $500 in 2013, $500 in 2014, $500 in 2015 and $93,500 in 2016.

Foreign subsidiaries of the Company had borrowings of $0 and $1,299 at December 31, 2011 and 2010, respectively and outstanding bank guarantees of approximately $8,318 at December 31, 2011 under their credit arrangements.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2011, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 6.44% at December 31, 2011.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2011 and 2010. The approximate fair value of the Notes was $247,500 at December 31, 2011. The approximate fair value of the 8.375% senior subordinated notes due 2014 was $187,512 at December 31, 2010.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, a foreign subsidiary of the Company purchased $15,150 aggregate principal amount of the 8.375% senior subordinated notes due 2014 for $8,853 and recorded a net gain of $6,297.

NOTE H — Income Taxes

Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2011	2010	2009
United States	$13,844	$6,723	$(10,160)
Outside the United States	10,388	10,498	4,123

	$24,232	$17,221	$(6,037)

Income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current (benefit) expense:
Federal	$(41)	$61	$(147)
State	497	573	179
Foreign	7,158	2,526	982

	7,614	3,160	1,014
Deferred:
Federal	(9,661)	(2,014)	(1,231)
State	(2,563)	689	(39)
Foreign	(593)	199	(572)

	(12,817)	(1,126)	(1,842)

Income tax (benefit) expense	$(5,203)	$2,034	$(828)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2011	2010	2009
Tax at statutory rate	$8,477	$6,027	$(2,113)
Effect of state income taxes, net	153	1,048	(161)
Effect of foreign operations	2,910	1,472	1,247
Valuation allowance, federal and foreign	(16,820)	(6,475)	(1,815)
Non-deductable items	378	480	735
Gain on asset purchase	-0-	(772)	-0-
Other, net	(301)	254	1,279

Total	$(5,203)	$2,034	$(828)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Postretirement benefit obligation	$6,970	$7,003
Inventory	11,682	12,363
Net operating loss and credit carryforwards	9,677	16,184
Goodwill	1,862	3,177
Other	12,725	11,138

Total deferred tax assets	42,916	49,865
Deferred tax liabilities:
Depreciation and amortization	83	1,090
Pension	17,491	21,423
Intangible assets and other	1,764	4,191

Total deferred tax liabilities	19,338	26,704

Net deferred tax assets prior to valuation allowances	23,578	23,161
Valuation allowances	(4,409)	(22,386)

Net deferred tax asset	$19,169	$775

At December 31, 2011, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $10,435 which expires between 2024 and 2031. The foreign net operating loss carryforward is $2,417 and has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $5,428 which expires between 2012 and 2031.

At December 31, 2011, the Company has research and development credit carryforwards of approximately $2,875 which expire between 2012 and 2031. The Company also has alternative minimum tax credit carryforwards of $1,023 which have no expiration date.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2008 through 2011 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2011, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2011, the Company reversed a valuation allowance of $16,820 against its U.S. net deferred tax assets. As of December 31, 2010, the Company recorded a full valuation allowance of $20,089 against its U.S. net deferred tax assets. In addition, the Company determined that it was not more likely than not that certain foreign net deferred tax assets will be realized. As of December 31, 2011 and 2010, the Company recorded valuation allowances of $565 and $2,297, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Unrecognized Tax Benefit — January 1,	$6,142	$5,718	$5,806
Gross Increases — Tax Positions in Prior Period	32	283	101
Gross Decreases — Tax Positions in Prior Period	(129)	(4)	(55)
Gross Increases — Tax Positions in Current Period	135	341	97
Settlements	-0-	(18)	-0-
Lapse of Statute of Limitations	(203)	(178)	(231)

Unrecognized Tax Benefit — December 31,	$5,977	$6,142	$5,718

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,794 at December 31, 2011 and $4,916 at December 31, 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2011 and 2010, the Company recognized approximately $19 and $9, respectively, in net interest and penalties. The Company had approximately $701 and $682 for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

The Company has accrued a U.S. federal tax liability of $1,359 at December 31, 2011 related to the U.S. taxation of $3,882 of undistributed earnings of the Company’s foreign subsidiaries. Given this one exception, deferred taxes have not been provided on approximately $80,795 of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings.

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

There were no options awarded in 2011, 2010 and 2009.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity as of December 31, 2011 and changes during the year then ended is presented below:

	2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	458,634	$6.17
Granted	-0-	-0-
Exercised	(223,300)	2.18
Canceled or Expired	(7,000)	1.91

Outstanding — end of year	228,334	$14.58	4.6 years	$930
Options Exercisable	224,584	14.59	4.6 years	914

Exercise prices for options outstanding as of December 31, 2011 range from $3.05 to $6.28, $13.40 to $15.61 and $20.00 to $24.92. The number of options outstanding at December 31, 2011, which correspond with these ranges, are 36,500, 151,834 and 40,000, respectively. The number of options exercisable at December 31, 2011, which correspond to these ranges are 36,500, 148,084 and 40,000, respectively. The weighted average contractual life of these options is 4.6 years.

The fair value provisions for option awards resulted in compensation expense of $98, $272 and $396 (before tax), for 2011, 2010 and 2009, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3,609, $368 and $104, respectively. Net cash proceeds from the exercise of stock options were $494, $150 and $783 respectively. There were no income tax benefits because the Company had a net operating loss carryforward.

A summary of restricted share activity for the year ended December 31, 2011 is as follows:

	2011
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — beginning of year	419,390	$6.26
Granted	194,000	20.35
Vested	(220,096)	6.73
Canceled or expired	(200)	3.18

Outstanding — end of year	393,094	$9.77

The Company recognized compensation expense of $1,988, $1,463 and $1,969 for the years ended December 31, 2011, 2010 and 2009, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $3,986, $4,043, and $797, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

As of December 31, 2011, the Company had unrecognized compensation expense of $3,699, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.3 years.

The number of shares available for future grants for all plans at December 31, 2011 is 144,484.

NOTE J — Commitments and Contingencies

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. Although the Company cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, the Company records provisions when it considers the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our financial condition. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

NOTE K — Pensions and Postretirement Benefits

The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has an unfunded postretirement benefit plan. In April 2011, the Company amended one of its plans to cover most U.S. employees not covered by collective bargaining agreements using a cash balance formula, which increased the 2011 benefit obligation by approximately $1,100. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage of current eligible earnings and current interest credits. For the remaining defined benefit plans, benefits are based on the employee’s years of service. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2011 and 2010:

	Pension		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$49,672	$48,820	$18,432	$18,288
Service cost	1,627	295	52	31
Interest cost	2,329	2,596	857	959
Actuarial losses	3,015	2,622	1,346	1,364
Benefits and expenses paid, net of contributions	(4,384)	(4,661)	(2,128)	(2,210)

Benefit obligation at end of year	$52,259	$49,672	$18,559	$18,432

Change in plan assets
Fair value of plan assets at beginning of year	$110,458	$98,255	$-0-	$-0-
Actual (loss) return on plan assets	(2,740)	18,364	-0-	-0-
Company contributions	-0-	-0-	2,128	2,210
Cash transfer to fund postretirement benefit payments	(1,500)	(1,500)	-0-	-0-
Benefits and expenses paid, net of contributions	(4,384)	(4,661)	(2,128)	(2,210)

Fair value of plan assets at end of year	$101,834	$110,458	$-0-	$-0-

Funded (underfunded) status of the plans	$49,575	$60,786	$(18,559)	$(18,432)

Amounts recognized in the consolidated balance sheets consist of:

	Pension		Postretirement Benefits
	2011	2010	2011	2010
Noncurrent assets	$49,575	$60,786	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	16,557	16,255
Current liabilities	-0-	-0-	2,002	2,177

	$49,575	$60,786	$18,559	$18,432

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss	$22,345	$7,641	$7,052	$6,059
Net prior service cost	148	192	-0-	-0-
Net transition (asset)	(91)	(132)	-0-	-0-

Accumulated other comprehensive loss	$22,402	$7,701	$7,052	$6,059

As of December 31, 2011 and 2010, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2011 and 2010 and target allocation for 2012 are as follows:

		Plan Assets
	Target 2012	2011	2010
Asset Category
Equity securities	45-75%	66.4%	78.3%
Debt securities	10-40	24.6	19.3
Other	0-20	9.0	2.4

	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Collective trust and pooled insurance funds:
Common stock	$42,737	$-0-	$-0-	$42,737	$65,362	$-0-	$65,362
Equity Funds	19,014	2,088	-0-	21,102	12,729	3,413	16,142
Foreign Stock	3,820	-0-	-0-	3,820	5,000	-0-	5,000
Convertible Securities	-0-	-0-	-0-	-0-	967	-0-	967
U.S. Government Obligations	7,176	-0-	-0-	7,176	9,840	-0-	9,840
Fixed income funds	12,492	-0-	-0-	12,492	5,242	-0-	5,242
Corporate Bonds	5,420	-0-	-0-	5,420	5,295	-0-	5,295
Cash and Cash Equivalents	2,964	-0-	-0-	2,964	2,381	-0-	2,381
Hedge funds	-0-	-0-	5,936	5,936	-0-	-0-	-0-
Other	187	-0-	-0-	187	229	-0-	229

	$93,810	$2,088	$5,936	$101,834	$107,045	$3,413	$110,458

The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value. Level 1 refers to the fair value determined based on unadjusted quoted prices for identical assets in active markets. Level 2 refers to the fair values based on quoted markets that are not active, quoted prices for similar assets in active markets, and inputs that are observable for the asset either directly or indirectly, for substantially the full term of the asset and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 refers to fair value based on prices or valuation techniques that require inputs that are both unobservable and significant to the fair value measurement.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011.

	Balance Jan. 1, 2011	Net Unrealized Loss	Purchases	Balance Dec. 31, 2011
Hedge Funds	$-0-	$(64)	$6,000	$5,936

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.50%	5.00%	5.50%	4.50%	5.00%	5.50%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	2.00%	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2011, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2011 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 6.5% and a 8.0% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2011. The rates were assumed to decrease gradually to 5.0% for medical and drug for 2042 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service costs	$1,627	$295	$471	$52	$31	$61
Interest costs	2,329	2,596	2,748	857	959	1,053
Expected return on plan assets	(8,950)	(7,932)	(7,036)	-0-	-0-	-0-
Transition obligation	(40)	(40)	(40)	-0-	-0-	-0-
Amortization of prior service cost	44	61	129	(96)	(96)	-0-
Recognized net actuarial loss	-0-	366	910	449	381	294

Benefit (income) costs	$(4,990)	$(4,654)	$(2,818)	$1,262	$1,275	$1,408

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$7,701	$15,900	$25,131	$6,059	$4,980	$5,914
Net (gain)/loss	14,704	(7,811)	(8,241)	1,346	1,364	280
Recognition of prior service cost/(credit)	(44)	(62)	(120)	96	96	(920)
Recognition of (gain)/loss	41	(326)	(870)	(449)	(381)	(294)

Total recognized in accumulated other comprehensive loss at end of year	$22,402	$7,701	$15,900	$7,052	$6,059	$4,980

The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2012 are $965, $44 and $(40), respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2012 is $703 and $(96), respectively.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2012	$4,002	$2,282	$236	$2,046
2013	4,027	2,143	230	1,913
2014	4,086	2,048	220	1,828
2015	4,095	1,945	208	1,737
2016	4,107	1,794	196	1,598
2017 to 2021	21,807	7,290	798	6,492

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components in 2011	$68	$(60)
Effect on postretirement benefit obligation as of December 31, 2011	$1,456	$(1,291)

The total contribution charged to pension expense for the Company’s defined contribution plans was $0 in 2011, $0 in 2010 and $301 in 2009. During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees. The Company expects to have no contributions to its defined benefit plans in 2012.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $389 related to the SERP in 2011, 2010 and 2009. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — Leases

Future minimum lease commitments during each of the five years following December 31, 2011 and thereafter are as follows: $12,784 in 2012, $9,135 in 2013, $5,712 in 2014, $4,080 in 2015, $3,356 in 2016 and $7,773 thereafter. Rental expense for 2011, 2010 and 2009 was $16,363, $13,068 and $12,812, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,598. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

NOTE M — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2011	2010	2009
NUMERATOR
Net income (loss)	$29,435	$15,187	$(5,209)

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,580	11,314	10,968
Effect of dilutive securities:
Employee stock options and restricted shares	419	493	-0-

Denominator for diluted earnings per share — weighted average shares and assumed conversions	11,999	11,807	10,968
Amounts per common share:
Basic	$2.54	$1.34	$(.47)

Diluted	$2.45	$1.29	$(.47)

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to ASC 260, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the year ended December 31, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options for 201,100 shares of common stock were excluded in the year ended December 31, 2010.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — Accumulated Comprehensive Income (Loss)

The components of accumulated comprehensive income (loss) at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Foreign currency translation adjustment	$4,852	$6,239
Pension and postretirement benefit adjustments, net of tax	(13,257)	(3,801)

Total	$(8,405)	$2,438

NOTE O — Restructuring and Unusual Charges

During the third quarter of 2011, the Company recorded a $5,359 restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit.

During the third quarter of 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3,539 included in the Aluminum products segment.

In the fourth quarter of 2009, due to weakness in the general economy including the railroad industry, the Company recorded $7,003 of asset impairment charges which were composed of $1,797 for inventory impairment and $5,206 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Asset Impairment	Cost of Products Sold	Total
Supply Technologies	$2,206	$1,797	$4,003
Manufactured Products	3,000	-0-	$3,000

	$5,206	$1,797	$7,003

NOTE P — Subsequent Event

On March 5, 2012, the Company entered into an agreement to acquire Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97,500. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The transaction is expected to close by March 30, 2012 subject to a number of customary conditions, including the expiration of waiting periods and the receipt of approvals under Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to be funded by the Company’s cash of $40,000 ($10,000 domestic and $30,000 foreign), a new $25,000 seven-year amortizing term loan secured by certain real estate and machinery and equipment of the Company for which the Company has received a commitment letter from its bank group and $32,500 of borrowings under the Company’s revolving credit facility.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30		Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)
2011
Net sales	$241,628		$246,808	$243,544	$234,593
Gross profit	41,935		45,180	41,844	38,366
Net income (loss)	$8,729		$(1,107)	$2,870	$18,943

Amounts per common share:
Basic	$.76	$	.(10)	$.25	$1.62

Diluted	$.73	$	.(10)	$.24	$1.58

2010
Net sales	$191,701		$198,303	$202,986	$220,532
Gross profit	29,338		33,298	34,980	36,481
Net income	$2,066		$3,415	$6,184	$3,522

Amounts per common share:
Basic	$.19		$.30	$.54	$.31

Diluted	$.18		$.29	$.52	$.30

Note 1 —	In the third quarter of 2010, the Company recorded a bargain purchase gain of $2,210 from the acquisition of certain assets and assumption of specific liabilities of Assembly Component Systems Inc. representing the excess of the aggregate fair value of purchased net assets over the purchase price and $3,539 asset impairment charge relating to the write down of an investment.

Note 2 —	In the second quarter of 2011, the Company incurred debt extinguishment costs related primarily to premiums and other transactions costs associated with the tender and early redemption and wrote off deferred financing costs associated with the 8.375% senior subordinated notes due 2014 totaling $7,335 and recorded a provision for foreign taxes of $2,100 resulting from the retirement of $26,165 that were held by an affiliate.

Note 3 —	In the third quarter of 2011, the Company recorded a $5,359 restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit

Note 4 —	In the fourth quarter of 2011, the Company reversed its deferred tax valuation allowance of $11,271.

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2011:
Allowances deducted from assets:
Trade receivable allowances	$6,011	$708	$(1,236	)(A)	$5,483
Inventory obsolescence reserve	22,788	7,433	(5,340	)(B)	24,881
Tax valuation allowances	22,386	(17,977)	-0-	(D)	4,409
Product warranty liability	4,046	3,583	(3,421	)(C)	4,208

Year Ended December 31, 2010:
Allowances deducted from assets:
Trade receivable allowances	$8,388	$2,581	$(4,958	)(A)	$6,011
Inventory obsolescence reserve	21,456	8,956	(7,624	)(B)	22,788
Tax valuation allowances	30,668	(5,754)	(2,528	)(D)	22,386
Product warranty liability	2,760	2,294	(1,008	)(C)	4,046

Year Ended December 31, 2009:
Allowances deducted from assets:
Trade receivable allowances	$3,044	$6,527	$(1,183	)(A)	$8,388
Inventory obsolescence reserve	22,313	7,153	(8,010	)(B)	21,456
Tax valuation allowances	34,921	(1,815)	(2,438	)(D)	30,668
Product warranty liability	5,402	704	(3,346	)(C)	2,760

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2011.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework contained in the COSO Report. This report is included at page 44 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors, the identification of the audit committee and the audit committee financial expert and the Company’s code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

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

The following table provides information about the Company’s common stock that may be issued under the Company’s equity compensation plan as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise price of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	228,334	$14.58	144,484
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	228,334	$14.58	144,484

(1)	Includes the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director
* Jeffrey L. Rutherford	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director	March 15, 2012
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 15, 2012	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2011

EXHIBIT INDEX

Exhibit
3.1	Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.2	Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.1	Fourth Amended and Restated Credit Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., RB&W Corporation of Canada Inc., the Ex-Im Borrowers party thereto, the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, RBS Business Capital as Syndication Agent, Key Bank National Association, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp., filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2	Indenture, dated as of April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.1	Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on June 3, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

Exhibit
10.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7*	Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.8*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*	2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11	Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.12	Asset Purchase Agreement, dated as of August 31, 2010, by and among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13	Bill of Sale, dated September 30, 2010, by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.14	Registration Rights Agreement, dated as of April 7, 2011, by and among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers party thereto (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed April 7, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

21.1	List of Subsidiaries of Park-Ohio Holdings Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.