Form 10-Q
period 2012-03-31
PARK OHIO HOLDINGS CORP
filed 2012-05-10
CIK 76282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2012: 12,167,913.

The Exhibit Index is located on page 27.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.    Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$44,588	$78,001
Accounts receivable, less allowances for doubtful accounts of $5,469 at March 31, 2012 and $5,483 at December 31, 2011	191,062	139,941
Inventories, net	222,643	202,039
Deferred tax assets	22,544	20,561
Unbilled contract revenue	15,102	18,778
Other current assets	12,572	8,790

Total Current Assets	508,511	468,110
Property, plant and equipment:
Land and land improvements	6,471	3,654
Buildings	51,524	47,594
Machinery and equipment	226,392	208,727

	284,387	259,975
Less accumulated depreciation	201,377	198,165

	83,010	61,810
Other Assets:
Goodwill and other intangible assets	104,282	20,187
Other	64,578	63,833

	$760,381	$613,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$134,774	$99,588
Accrued expenses	102,308	73,651
Current portion of long-term debt	4,730	1,415
Current portion of other postretirement benefits	2,002	2,002

Total Current Liabilities	243,814	176,656
Long-Term Liabilities, less current portion
Senior Notes	250,000	250,000
Credit facility	138,029	93,000
Other long-term debt	3,051	3,165
Deferred tax liability	24,321	1,392
Other postretirement benefits and other long-term liabilities	25,159	24,285

	440,560	371,842
Shareholders’ Equity
Capital stock, par value $1 a share:
Serial preferred stock:
Authorized — 632,470 shares: Issued and outstanding — none	-0-	-0-
Common stock:
Authorized — 40,000,000 shares: Issued – 13,831,274 shares in 2012 and 13,813,774 in 2011	13,831	13,814
Additional paid-in capital	71,116	70,248
Retained earnings	19,348	10,392
Treasury stock, at cost, 1,706,217 shares in 2012 and 1,673,926 shares in 2011	(21,266)	(20,607)
Accumulated other comprehensive (loss)	(7,022)	(8,405)

	76,007	65,442

	$760,381	$613,940

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except per share data)
Net sales	$263,056	$241,628
Cost of products sold	214,177	199,693

Gross profit	48,879	41,935
Selling, general and administrative expenses	28,745	25,665

Operating income	20,134	16,270
Interest expense	6,735	5,863

Income before income taxes	13,399	10,407
Income taxes	4,443	1,678

Net income	$8,956	$8,729

Amounts per common share:
Basic	$.76	$.76
Diluted	$.74	$.73
Common shares used in the computation:
Basic	11,787	11,460

Diluted	12,041	11,987

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
Net income	$8,956	$8,729
Other comprehensive income:
Foreign currency translation	1,221	2,620
Pension and post retirement benefit adjustments, net of tax	162	106

Comprehensive income, net of tax	$10,339	$11,455

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2012	$13,814	$70,248	$10,392	$(20,607)	$(8,405)	$65,442
Other comprehensive income			8,956		1,383	10,339
Amortization of restricted stock		617				617
Purchase of treasury stock (32,291 shares)				(659)		(659)
Exercise of stock options (17,500 shares)	17	244				261
Share-based compensation		7				7

Balance at March 31, 2012	$13,831	$71,116	$19,348	$(21,266)	$(7,022)	$76,007

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,956	$8,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,501	3,957
Share-based compensation expense	624	428
Changes in operating assets and liabilities:
Accounts receivable	(20,201)	(20,061)
Inventories and other current assets	(7,449)	(7,033)
Accounts payable and accrued expenses	30,403	25,989
Other	1,266	961

Net Cash Provided by Operating Activities	17,100	12,970
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(2,829)	(1,515)
Acquisitions, net of cash acquired	(94,641)	-0-

Net Cash Used by Investing Activities	(97,470)	(1,515)
FINANCING ACTIVITIES
Proceeds from term loan and other debt	24,630	-0-
Proceeds from (payments on) revolving credit facility	23,600	(15,728)
Debt issue costs	(875)	-0-
Exercise of stock options	261	-0-
Purchase of treasury stock	(659)	(224)

Net Cash Provided (Used) by Financing Activities	46,957	(15,952)

Decrease in Cash and Cash Equivalents	(33,413)	(4,497)
Cash and Cash Equivalents at Beginning of Period	78,001	35,311

Cash and Cash Equivalents at End of Period	$44,588	$30,814

Taxes paid	$1,338	$463
Interest paid	$669	$1,389

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B — Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2012

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends existing guidance by allowing only two options for presenting components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement on other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, deferring its requirements that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments. The Company adopted ASU No. 2011-5 in the first quarter of 2012 and elected to present the components of net income and comprehensive income in two separate but consecutive statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — Segments

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

Results by business segment were as follows:

	Three Months Ended March 31,
	2012	2011
Net sales:
Supply Technologies	$134,351	$123,226
Aluminum Products	36,165	39,041
Manufactured Products	92,540	79,361

	$263,056	$241,628

Income (loss) before income taxes:
Supply Technologies	$10,077	$8,633
Aluminum Products	1,059	3,314
Manufactured Products	14,090	8,546

	25,226	20,493
Corporate costs	(5,092)	(4,223)
Interest expense	(6,735)	(5,863)

	$13,399	$10,407

	March 31, 2012	December 31, 2011
Identifiable assets:
Supply Technologies	$236,324	$228,629
Aluminum Products	216,988	61,002
Manufactured Products	220,168	203,782
General corporate	86,901	120,527

	$760,381	$613,940

For the three months ended March 31, 2012, sales of the Manufactured Products segment consisted of capital equipment (74%), forged and machined products (19%) and rubber products (7%). Engineered specialty products sales represent approximately 13% of Supply Technologies segment sales for the three months ended March 31, 2012.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Inventories

The components of inventory consist of the following:

	March 31, 2012	December 31, 2011
Finished goods	$121,445	$122,010
Work in process	28,702	20,660
Raw materials and supplies	72,496	59,369

	$222,643	$202,039

NOTE E — Shareholders’ Equity

At March 31, 2012, capital stock consisted of (i) Serial Preferred Stock, of which 632,470 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000,000 shares were authorized and 13,831,274 shares were issued, of which 12,125,057 were outstanding and 1,706,217 were treasury shares.

NOTE F — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
NUMERATOR
Net income	$8,956	$8,729

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,787	11,460
Effect of dilutive securities:
Employee stock options	254	527

Denominator for diluted earnings per share — weighted average shares and assumed conversions	12,041	11,987

Amounts per common share:
Basic	$.76	$.76
Diluted	$.74	$.73

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 40,000 and 20,000 shares were excluded in the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

NOTE G — Stock-Based Compensation

Total stock-based compensation expense recorded in the first three months of 2012 and 2011 was $624 and $428, respectively. There were no stock option or restricted stock awards during the first three months of 2012 and 2011. As of March 31, 2012, there was $3,141 of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.1 years.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service costs	$542	$109	$15	$12
Interest costs	565	596	201	228
Expected return on plan assets	(2,059)	(2,229)	-0-	-0-
Transition obligation	(10)	(10)	-0-	-0-
Amortization of prior service cost	11	11	(24)	(24)
Recognized net actuarial loss	241	-0-	186	129

(Income) benefit costs	$(710)	$(1,523)	$378	$345

NOTE I — Comprehensive Income

The components of accumulated comprehensive income at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$6,073	$4,852
Pension and postretirement benefit adjustments, net of tax	(13,095)	(13,257)

	$(7,022)	$(8,405)

The pension and postretirement benefit liability amounts were net of deferred taxes of $5,571 at March 31, 2012 and December 31, 2011. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE J — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2012	2011
Balance at January 1	$4,208	$4,046
Claims paid during the quarter	(592)	(127)
Additional warranties issued during the quarter	817	149
Acquired warranty liabilities	3,317	-0-

Balance at March 31	$7,750	$4,068

NOTE K — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate and, if the estimated income tax rate changes, a cumulative adjustment is made.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate in the first three months of 2012 and 2011 was 33.2% and 16.1%, respectively. The 2012 annual effective income tax rate is estimated to be approximately 33% and is lower than the 35% United States federal statutory rate primarily due to anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

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

The fair value of the 8.125% Senior Notes due 2021 is estimated based on a third party’s bid price. The fair value approximated $257,500 at March 31, 2012 and $247,500 at December 31, 2011.

NOTE M — Financing Arrangements

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200,000 to $220,000, and provide a term loan for $25,000 that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity.

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
8.125% senior notes due 2021	$250,000	$250,000
Revolving credit	116,600	93,000
Term loan	25,000	-0-
Other	4,210	4,580

	395,810	347,580
Less current maturities	4,730	1,415

Total	$391,080	$346,165

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — Accounts Receivable

During the first three months of 2012 and 2011, the Company sold approximately $20,432 and $11,690, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded losses in the amount of $94 and $53, respectively, in the condensed consolidated statements of income. These losses represented implicit interest on the transactions.

NOTE O — Acquisition

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97,451. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Aluminum Products segment pending further evaluation. The Company funded the acquisition with cash of $40,000 ($10,000 domestic and $30,000 foreign), a $25,000 seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $32,500 of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Cash and cash equivalents	$2,809
Accounts receivable	30,920
Inventories	11,617
Prepaid expenses and other current assets	3,626
Property, plant and equipment	21,143
Customer relationships	30,000
Trademarks and trade name	10,900
Other assets	213
Accounts payable	(17,814)
Accrued expenses	(15,622)
Deferred tax liability	(22,912)
Other long-term liabilities	(776)
Goodwill	43,348

Total purchase price	$97,452

The areas of purchase price allocation that are not yet finalized relate to the working capital adjustment as of March 23, 2012, and completion of appraisals for the inventories, property plant and equipment and intangible assets. There were $262 of direct transaction costs included in selling, general and administrative expenses during the first three months of 2012.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with FRS as if the acquisition had occurred on January 1, 2011. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above.

	Three Months Ended March 31,
	2012	2011
Pro forma revenues	$313,925	$288,961
Pro forma net income	$5,297	$8,292
Earnings per share:
Basic	$.45	$.72
Diluted	$.44	$.69

Pro forma net income for the three months ended March 31, 2012 was impacted by transaction and other non-recurring costs incurred by FRS.

Note P — Commitments and Contingencies

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE Q — Goodwill and Other Intangible Assets

The change in goodwill and other intangibles assets reflected on the balance sheet from December 31, 2011 to March 31, 2012 was the result of foreign currency translation and an increase of $84,248 related to the acquisition of FRS. Information regarding other intangible assets as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012			December 31, 2011
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$41,670	$3,451	$38,219	$11,670	$3,320	$8,350
Other	3,420	1,120	2,300	3,420	1,046	2,374

	$45,090	$4,571	$40,519	$15,090	$4,366	$10,724

Tradenames			10,900			-0-

Goodwill			52,863			9,463

Total			$104,282			$20,187

Amortization expense for the first three months of 2012 was $205 and is estimated to be $3,100 in 2012, $3,086 in 2013 and $3,028 for each of the three subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was approximately 15 years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we” or the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Management™ and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural, construction, heavy-duty truck and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note C to the condensed consolidated financial statements, included elsewhere herein.

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

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97.5 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Aluminum Products segment pending further evaluation.

In connection with the acquisition of FRS, the Company amended and restated its existing credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200 million to $220 million and provide a seven-year amortizing term loan for $25 million that is secured by certain real estate and machinery and equipment. The Company funded the acquisition with cash of $40 million ($10 million domestic and $30 million foreign), the $25 million term loan provided by the Credit Agreement and $32.5 million of borrowings under the revolving credit facility provided by the Credit Agreement.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2011, contained in our 2011 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Three Months 2012 versus Three Months 2011

Net Sales by Segment:

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Supply Technologies	$134.4	$123.2	$11.2	9%
Aluminum Products	36.2	39.0	(2.8)	(7)%
Manufactured Products	92.5	79.4	13.1	16%

Consolidated Net Sales	$263.1	$241.6	$21.5	9%

Net sales increased $21.5 million to $263.1 million in the first three months of 2012, compared to $241.6 million in the same period in 2011, as the Company experienced volume increases in its Supply Technologies and Manufactured Products segments offset by a decline in the Aluminum products segment. Supply Technologies sales increased 9% primarily due to volume increases in the heavy-duty truck, electrical, power sports, agricultural and construction equipment industries offset primarily by declines in the semi-conductor, HVAC and instruments industries. Aluminum Products sales decreased 7% primarily from reductions in volume, which was partially offset by incremental sales of $5.5 million resulting from the acquisition of FRS. Manufactured Products sales increased 16% primarily due to the increased business in the capital equipment, forged and machine and rubber products business units.

Cost of Products Sold & Gross Profit:

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Consolidated cost of products sold	$214.2	$199.7	$14.5	7%

Consolidated gross profit	$48.9	$41.9	$7.0	17%

Gross margin	18.6%	17.3%

Cost of products sold increased $14.5 million to $214.2 million in the first three months of 2012, compared to $199.7 million in the same period in 2011, while gross margin increased to 18.6% in the first three months of 2012 compared to 17.3% in the same period in 2011. The increase in cost of products sold was due primarily to higher sales levels and higher commodity prices offset by higher production levels, which contributed to improved absorption of fixed costs in the Manufactured Products segment. Gross margin increased in the Supply Technologies and Manufactured Products business units resulting primarily from volume increases while gross margin decreased in the Aluminum Products business unit resulting from volume declines.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Consolidated SG&A expenses	$28.7	$25.7	$3.0	12%
SG&A percent	10.9%	10.6%

Consolidated SG&A expenses increased 12% in the first three months of 2012 compared to the same period in 2011, representing a 30 basis point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first three months of 2012 compared to the same period in 2011 primarily due to increases in payroll and payroll related expenses and a reduction in pension income of $.8 million.

Interest Expense:

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Interest expense	$6.7	$5.9	$.8	14%
Debt extinguishment costs included in interest expense	$0.3	-0-	.3
Amortization of deferred financing costs and bank service charges	$0.6	$0.7	.1	(14)%
Average outstanding borrowings	$358.6	$308.7	$49.9	16%
Average borrowing rate	7.51%	7.04%	47 basis points

Interest expense increased $.8 million in the first three months of 2012 compared to the same period of 2011, primarily due to a higher average borrowing rate during the first three months of 2012. Average borrowings in the first three months of 2012 were higher when compared to the same period in 2011 due to the Company’s sale of $250 million in aggregate principal amount of the Notes offset by the purchase of all of its outstanding 8.375% senior subordinated notes due 2014 and additional borrowings to fund the acquisition of FRS. The higher average borrowing rate in the first three months of 2012 was due primarily to the interest rate mix of our revolving credit facility and the Notes when compared to the mix in the same period in 2011.

Income Tax:

The provision for income taxes was $4.4 million in the first three months of 2012, a 33.2% effective income tax rate, compared to income taxes of $1.7 million provided in the corresponding period of 2011, a 16.1% effective income tax rate. We estimate that the effective tax rate for full-year 2012 will be approximately 33%.

Liquidity and Sources of Capital

As of March 31, 2012, the Company had $116.6 million outstanding under its revolving credit facility, and approximately $80.9 million of unused borrowing availability.

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our debt securities. On April 7, 2011, the Company completed the sale of $250.0 million aggregate principal amount of Notes. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2011. The Notes mature on April 1, 2021.

The Company is a party to the Credit Agreement, with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200 million to $220 million, and provide a term loan for $25 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity.

Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for at least the next twelve months. The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on the Company’s ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.

The Company had cash and cash equivalents held by foreign subsidiaries of $32.2 million at March 31, 2012 and $61.2 million at December 31, 2011. For each of its foreign subsidiaries, the Company makes a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At March 31, 2012, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $80.8 million of undistributed earnings of our foreign subsidiaries, as of December 31, 2011, if we were to repatriate these earnings, there would potentially be an adverse tax impact.

At March 31, 2012, the Company’s debt service coverage ratio was 2.7, and, therefore, it was in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. The Company was also in compliance with the other covenants contained in the revolving credit facility as of March 31, 2012. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2012, declines in sales volumes in 2012 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.09 at March 31, 2012, versus 2.65 at December 31, 2011. Working capital decreased by $26.8 million to $264.7 million at March 31, 2012, from $291.5 million at December 31, 2011. Accounts receivable increased $51.2 million to $191.1 million at March 31, 2012, from $139.9 million at December 31, 2011, primarily resulting from the acquisition of FRS and its $28.4 million of accounts receivable and sales volume increases. Inventory increased by $20.6 million at March 31, 2012, to $222.6 million from $202.0 million at December 31, 2011, primarily resulting from planned increases due to sales volume increases and $11.3 million of increases associated with the acquisition of FRS. Accrued expenses increased by $28.6 million to $102.3 million at March 31, 2012, from $73.7 million at December 31, 2011, primarily resulting from the terms of the payments of interest due on the Notes and accrued liabilities of FRS of $17.0 million. Accounts payable increased $35.2 million to $134.8 million at March 31, 2012, from $99.6 million at December 31, 2011, primarily as a result of acquiring the accounts payable of FRS of $17.3 million and the timing of payments at March 31, 2012.

During the first three months of 2012, the Company provided $17.1 million from operating activities compared to $13.0 million in the same period of 2011. The increase in the operating cash provision of $4.1 million in 2012 compared to 2011 was primarily the result of a decrease in operating assets and liabilities offset by an increase in net income. In the first three months of 2012, the Company used cash of $2.8 million for capital expenditures and $94.6 million for the acquisition of FRS. These activities, plus cash interest and tax payments of $2.0 million, an increase in borrowings of $48.2 million and purchase of treasury stock of $.7 million resulted in a decrease in cash of $33.4 million in the first three months of 2012.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At March 31, 2012, none were outstanding. We currently have no other derivative instruments.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate FRS and achieve the expected results of the acquisition; our ability to retain FRS’s relationship with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $116.6 million at March 31, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million during the three-month period ended March 31, 2012.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2012, we recorded a favorable foreign currency translation adjustment of $1.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2012, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at March 31, 2012.

We were a co-defendant in approximately 225 cases asserting claims on behalf of approximately 760 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 25 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the remaining two cases, the plaintiffs have each alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”), is a party to a binding arbitration proceeding pending in South Africa with its customer Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involves a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September 2011 for breach of contract and seeks compensatory damages in the amount of $37.0 million, as well as fees and expenses related to the arbitration. ATM intends to counterclaim arbitration, alleging breach of contract for non-payment in the amount of $2.7 million as well as fees and expenses related to the arbitration. We believe we have meritorious defenses to these claims and intend to vigorously defend such allegations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1 — January 31, 2012	2,066	(2)	$17.84	-0-	340,920
February 1 — February 29, 2012	-0-		-0-	-0-	340,920
March 1 — March 31, 2012	30,225	(2)	20.59	-0-	340,920

Total	32,291		$20.41	-0-	340,920

(1)

On September 27, 2006, the Company announced a share repurchase program whereby the Company may repurchase up to 1.0 million shares of its common stock. During the first quarter of 2012, no shares were purchased as part of this program.

(2)	Consist of shares of common stock the Company acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.    Exhibits

The following exhibits are included herein:

2.1*	Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012

4.1

Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association, as Joint Bookrunner and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

BY	/s/ PATRICK W. FOGARTY
	Name:	Patrick W. Fogarty
	Title:	Interim Chief Financial Officer, Director of Corporate Development
(Principal Financial and Accounting Officer)

Date: May 10, 2012

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2012

2.1	Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012

4.1

Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association, as Joint Bookrunner and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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