Form 10-Q
period 2012-06-30
PARK OHIO HOLDINGS CORP
filed 2012-08-09
CIK 76282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2012: 12,410,885.

The Exhibit Index is located on page 26.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$43,440	$78,001
Accounts receivable, less allowances for doubtful accounts of $3,057 at June 30, 2012 and $5,483 at December 31, 2011	183,473	139,941
Inventories, net	226,241	202,039
Deferred tax assets	23,036	20,561
Unbilled contract revenue	12,441	18,778
Other current assets	14,840	8,790

Total Current Assets	503,471	468,110
Property, plant and equipment:
Land and land improvements	6,075	3,654
Buildings	52,553	47,594
Machinery and equipment	237,398	208,727

	296,026	259,975
Less accumulated depreciation	203,994	198,165

	92,032	61,810
Other Assets:
Goodwill and other intangible assets	98,205	20,187
Other	65,372	63,833

	$759,080	$613,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$134,312	$99,588
Accrued expenses	92,407	73,651
Current portion of long-term debt	4,480	1,415
Current portion of other postretirement benefits	2,002	2,002

Total Current Liabilities	233,201	176,656
Long-Term Liabilities, less current portion:
Senior Notes	250,000	250,000
Credit facility	140,829	93,000
Other long-term debt	2,937	3,165
Deferred tax liability	28,355	1,392
Other postretirement benefits and other long-term liabilities	24,456	24,285

	446,577	371,842

Shareholders’ Equity
Capital stock, par value $1 a share:
Serial preferred stock:
Authorized — 632,470 shares: Issued and outstanding — none	—	—
Common stock:
Authorized — 40,000,000 shares: Issued — 14,048,630 shares in 2012 and 13,813,774 in 2011	14,049	13,814
Additional paid-in capital	72,332	70,248
Retained earnings	23,791	10,392
Treasury stock, at cost, 1,724,028 shares in 2012 and 1,673,926 shares in 2011	(21,602)	(20,607)
Accumulated other comprehensive (loss)	(9,268)	(8,405)

	79,302	65,442

	$759,080	$613,940

Note:	The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)

Net sales	$308,817	$246,808	$571,873	$488,436
Cost of products sold	252,867	201,628	467,044	401,321

Gross profit	55,950	45,180	104,829	87,115

Selling, general and administrative expenses	29,623	28,846	58,368	54,511
Settlement of litigation	13,000	—	13,000	—

Operating income	13,327	16,334	33,461	32,604
Interest expense	6,540	14,229	13,275	20,092

Income before income taxes	6,787	2,105	20,186	12,512
Income taxes	2,344	3,212	6,787	4,890

Net income (loss)	$4,443	$(1,107)	$13,399	$7,622

Amounts per common share:
Basic	$.37	$(.10)	$1.13	$.66
Diluted	$.37	$(.10)	$1.11	$.64
Common shares used in the computation:

Basic	11,929	11,545	11,858	11,503

Diluted	12,112	11,545	12,077	12,000

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net income (loss)	$4,443	$(1,107)	$13,399	$7,622

Other comprehensive income:

Foreign currency translation (loss) gain	(2,891)	816	(1,670)	3,436

Pension and postretirement benefit adjustments, net of tax	645	107	807	213

Comprehensive income (loss), net of tax	$2,197	$(184)	$12,536	$11,271

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2012	$13,814	$70,248	$10,392	$(20,607)	$(8,405)	$65,442
Other comprehensive income	—	—	13,399	—	(863)	12,536
Amortization of restricted stock	—	1,224	—	—	—	1,224
Restricted stock awards	170	(170)	—	—	—	—
Purchase of treasury stock (50,102 shares)	—	—	—	(995)	—	(995)
Exercise of stock options (64,856 shares)	65	1,016	—	—	—	1,081
Share-based compensation	—	14	—	—	—	14

Balance at June 30, 2012	$14,049	$72,332	$23,791	$(21,602)	$(9,268)	$79,302

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$13,399	$7,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,295	8,277
Share-based compensation expense	1,238	920
Debt extinguishment costs	305	7,335
Changes in operating assets and liabilities:
Accounts receivable	(12,612)	(20,896)
Inventories and other current assets	(10,037)	(17,370)
Accounts payable and accrued expenses	20,810	26,518
Other	(2,278)	(831)

Net Cash Provided by Operating Activities	19,120	11,575
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(6,851)	(5,258)
Acquisitions, net of cash acquired	(96,707)	—

Net Cash Used by Investing Activities	(103,558)	(5,258)
FINANCING ACTIVITIES
Proceeds from (payments on) term loans and other debt	23,373	(35,939)
Proceeds from revolving credit facility	27,293	300
Issuance of 8.125% senior notes, net of deferred financing costs	—	244,970
Redemption of 8.375% senior subordinated notes due 2014	—	(189,555)
Bank debt issue costs	(875)	(1,080)
Exercise of stock options	1,081	8
Purchase of treasury stock	(995)	(238)

Net Cash Provided by Financing Activities	49,877	18,466

(Decrease) Increase in Cash and Cash Equivalents	(34,561)	24,783
Cash and Cash Equivalents at Beginning of Period	78,001	35,311

Cash and Cash Equivalents at End of Period	$43,440	$60,094

Taxes paid	$3,598	$1,769
Interest paid (includes $5,720 of senior subordinated debt redemption costs in 2011)	11,709	15,389

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B — Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2012

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

NOTE C — Segments

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS will expand the Company’s sales of assembled components.

During the second quarter, as a result of the FRS acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment), and Delo Screw Products (previously included in the Supply Technologies segment) along with FRS to form the Assembly Components segment. The former Manufactured Products segment will now be referred to as Engineered Products. The results of operations of FRS from the date of the acquisition through June 30, 2012 are included in the Assembly Components segment. The business segment results for the prior year have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Total Supply ManagementTM manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

The Company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments and net interest expense.

Results by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales:
Supply Technologies	$131,495	$123,770	$264,157	$245,323
Assembly Components	91,425	40,699	136,048	88,011
Engineered Products	85,897	82,339	171,668	155,102

	$308,817	$246,808	$571,873	$488,436

Segment operating income:
Supply Technologies	$9,659	$8,119	$19,572	$16,597
Assembly Components	7,249	934	8,380	4,056
Engineered Products	14,299	12,003	28,480	20,896

	31,207	21,056	56,432	41,549
Corporate costs	(4,880)	(4,722)	(9,971)	(8,945)
Settlement of litigation	(13,000)	—	(13,000)	—
Interest expense	(6,540)	(14,229)	(13,275)	(20,092)

Income before income taxes	$6,787	$2,105	$20,186	$12,512

	June 30, 2012	December 31, 2011

Identifiable assets:
Supply Technologies	$235,262	$225,346
Assembly Components	220,202	72,233
Engineered Products	207,288	195,834
General corporate	96,328	120,527

	$759,080	$613,940

NOTE D — Inventories

The components of inventory consist of the following:

	June 30, 2012	December 31, 2011

Finished goods	$123,833	$122,010
Work in process	29,630	20,660
Raw materials and supplies	72,778	59,369

	$226,241	$202,039

NOTE E — Shareholders’ Equity

At June 30, 2012, capital stock consists of (i) Serial Preferred Stock, of which 632 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000 shares were authorized and 14,049 shares were issued, of which 12,325 were outstanding and 1,724 were treasury shares.

NOTE F — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NUMERATOR
Net income (loss)	$4,443	$(1,107)	$13,399	$7,622

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,929	11,545	11,858	11,503
Effect of dilutive securities:
Employee stock options and restricted stock	183	—	219	497

Denominator for diluted earnings per share — weighted average shares and assumed conversions	12,112	11,545	12,077	12,000

Amounts per common share:
Basic	$0.37	$(.10)	$1.13	$.66
Diluted	$0.37	$(.10)	$1.11	$.64

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

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 43 shares were excluded in the three months ended June 30, 2012, because they were anti-dilutive. Stock options on 41 and 20 shares were excluded in the six months ended June 30, 2012 and 2011, respectively, because they were anti-dilutive.

NOTE G — Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2012 and 2011 was $1,362 and $920, respectively. Total stock compensation expense recorded in the second quarter of 2012 and 2011 was $862 and $492, respectively. There were no stock options awards during the first six months of 2012 and 2011. There were 170 shares of restricted stock awarded during the three months and six months ended June 30, 2012 at prices ranging from $18.82 to $21.59 per share and 140 shares of restricted stock awarded during the three months and six months ended June 30, 2011 at a price of $20.90 per share. As of June 30, 2012, there was $5,857 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.4 years.

NOTE H — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gain) cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Service costs	$542	$604	$1,084	$713	$15	$12	$30	$24
Interest costs	565	596	1,130	1,192	201	228	402	456
Expected return on plan assets	(2,059)	(2,239)	(4,118)	(4,468)	—	—	—	—
Transition obligation	(10)	(10)	(20)	(20)	—	—	—	—
Amortization of prior service cost	11	11	22	22	(24)	(24)	(48)	(48)
Recognized net actuarial loss	241	—	482	—	186	129	372	258

Net periodic benefit (gains) cost	$(710)	$(1,038)	$(1,420)	$(2,561)	$378	$345	$756	$690

NOTE I — Comprehensive Loss

The components of accumulated comprehensive loss at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011

Foreign currency translation adjustment	$3,182	$4,852
Pension and postretirement benefit adjustments, net of tax	(12,450)	(13,257)

	$(9,268)	$(8,405)

The pension and postretirement benefit liability amounts are net of deferred taxes of $5,571 at June 30, 2012 and December 31, 2011. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE J — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2012	2011

Balance at January 1	$4,208	$4,046
Claims paid during the year	(948)	(313)
Additional warranties issued during the first six months	1,414	371
Acquired warranty liabilities	3,317	—

Balance at June 30	$7,991	$4,104

NOTE K — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first six months of 2012 and 2011 was 33.6% and 39.1%, respectfully. The 2012 annual effective income tax rate is estimated to be approximately 33.0% and is lower than the 35.0% United States federal statutory rate primarily due to anticipated income in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

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

The fair value of the 8.125% Senior Notes due 2021 is estimated based on a third-party’s bid price, which was determined to be a Level 1 input. The fair value approximated $256,250 at June 30, 2012 and $247,500 at December 31, 2011 compared to a $250,000 carrying value. The fair value of the Company’s term loan and revolving credit portion of the Credit Agreement as defined in Note M below approximated its carrying amount as of June 30, 2012 and December 31, 2011.

NOTE M — Financing Arrangement

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200,000 to $220,000, and provide a term loan for $25,000 that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2% at June 30, 2012. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity. The interest rate on the term loan was 3.25% at June 30, 2012.

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
8.125% senior notes due 2021	$250,000	$250,000
Revolving credit	120,293	93,000
Term loan	24,107	—
Other	3,846	4,580

	398,246	347,580
Less current maturities	4,480	1,415

Total	$393,766	$346,165

NOTE N — Accounts Receivable

During the first six months of 2012 and 2011, the Company sold approximately $41,491 and $27,467, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $184 and $122, respectively, in the condensed consolidated statements of operations. These losses represented implicit interest on the transactions.

NOTE O — Acquisition

On March 23, 2012, the Company completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98,909. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $61,000 and net income of $4,363 for the period from the date acquired through June 30, 2012. The Company funded the acquisition with cash of $40,000, a $25,000 seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33,909 of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the preliminary purchase price is allocated as follows:

Cash and cash equivalents	$2,202
Accounts receivable	30,920
Inventories	12,355
Prepaid expenses and other current assets	3,998
Property, plant and equipment	30,243
Customer relationships	30,000
Trademarks and trade name	10,900
Other assets	212
Accounts payable	(17,207)
Accrued expenses	(15,462)
Deferred tax liability	(26,946)
Other long-term liabilities	(776)
Goodwill	38,470

Total purchase price	$98,909

There were $1,047 of direct transaction costs included in selling, general and administrative expenses during the first six months of 2012.

During the second quarter, the Company made adjustments to its preliminary purchase price allocation for FRS resulting in a net decrease to goodwill of $4,878. The adjustments made primarily relate to the working capital adjustment and valuation of property, plant and equipment and the associated impact of deferred taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Pro forma revenues	$308,817	$292,212	$622,742	$581,173
Pro forma net income	$4,443	$2,503	$9,740	$10,795
Earnings per share:
Basic	$.37	$.22	$.82	$.94
Diluted	$.37	$.21	$.81	$.90

NOTE P — Commitments, Contingencies and Litigation Settlement

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

Our subsidiaries are involved in a number of contractual and warranty related disputes. At this time, we cannot reasonably determine the timing and amount of any such loss. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”), which is included in the Engineered Products segment, was a party to a binding arbitration proceeding pending in South Africa with its customer Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involved a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September

2011 for breach of contract and sought compensatory damages in the amount of $37,000, as well as fees and expenses related to the arbitration. ATM counterclaimed in the arbitration, alleging breach of contract for non-payment of $2,700 as well as fees and expenses related to the arbitration. The arbitration was scheduled to commence in June 2012. Prior to the start of the arbitration, after complete evaluation of Evraz’s evidence, consideration of the jurisdiction of the matter, the uncertainty of a specific outcome and other pertinent facts noted in preparation for the arbitration, we entered into a settlement agreement with Evraz pursuant to which we agreed to settle all claims subject to the arbitration proceeding by paying Evraz $13,000 in cash, which payment was made in June 2012. The $2,700 amount receivable from Evraz had been previously reserved and was written off in conjunction with the settlement.

NOTE Q — Goodwill and Other Intangible Assets

The change in goodwill and other intangibles assets reflected on the balance sheet from December 31, 2011 to June 30, 2012 was the result of an increase of $79,370 related to the acquisition of FRS and foreign currency translation. Information regarding other intangible assets as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012			December 31, 2011
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net

Non-contractual customer relationships	$41,670	$4,393	$37,277	$11,670	$3,320	$8,350

Other	3,420	1,212	2,208	3,420	1,046	2,374

	$45,090	$5,605	$39,485	$15,090	$4,366	$10,724

Indefinite-lived tradenames			10,900			—

Goodwill			47,820			9,463

Total			$98,205			$20,187

Amortization expense for the first six months of 2012 was $1,239 and is estimated to be $2,640 in 2012, $3,086 in 2013 and $3,029 for each of the three subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was approximately 14 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Management™ and diversified manufacturing business, operating in three segments: Supply Technologies, Assembly Components and Engineered Products.

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

Assembly Components manufactures industrial hose and injected molded rubber components, and fuel filler assemblies. In addition, Assembly Components casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural, construction, heavy-duty truck and marine original equipment manufacturers

(“OEMs”), primarily on a sole-source basis. Assembly Components also provides value-added services such as design and engineering and assembly.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

Sales, segment operating income and other relevant financial data for these three segments are provided in Note C to the condensed consolidated financial statements, included elsewhere herein.

On March 23, 2012, we completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.9 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the our Assembly Components segment.

In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200 million to $220 million and provide a seven-year amortizing term loan for $25 million that is secured by certain real estate and machinery and equipment. We funded the acquisition with cash of $40 million, the $25 million term loan provided by the Credit Agreement and $33.9 million of borrowings under the revolving credit facility provided by the Credit Agreement.

As discussed elsewhere in this quarterly report, in June 2012 we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

Results of Operations

Second Quarter 2012 Compared with Second Quarter 2011

Net Sales by Segment:

	Three Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Supply Technologies	$131.5	$123.8	$7.7	6%
Assembly Components	91.4	40.7	50.7	125%
Engineered Products	85.9	82.3	3.6	4%

Consolidated Net Sales	$308.8	$246.8	$62.0	25%

Net sales increased $62.0 million to $308.8 million in the second quarter of 2012, compared to $246.8 million in the same period in 2011, as we experienced volume increases in each of our segments. Supply Technologies sales increased 6% primarily due to volume increases in the heavy-duty truck, power sports, electrical, lawn and garden, industrial and computer and office equipment industries offset primarily by declines in the consumer electronics, HVAC, agriculture and construction, medical, appliance and instruments industries. Assembly Components sales increased 125% primarily due to incremental sales of $55.5 million resulting from the acquisition of FRS offset by lower sales in the aluminum products business unit. Engineered Products sales increased 4% primarily due to the increased sales associated with the rail industry in the forged and machine business units.

Cost of Products Sold & Gross Profit:

	Three Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$252.9	$201.6	$51.3	25%

Consolidated gross profit	$55.9	$45.2	$10.7	24%

Gross Margin	18.1%	18.3%

Cost of products sold increased $51.3 million to $252.9 million in the second quarter of 2012, compared to $201.6 million in the same period in 2011, while gross margin decreased to 18.1% in the second quarter of 2012 compared to 18.3% in the same period in 2011. The increase in cost of products sold was due primarily to the inclusion of FRS results in 2012. Gross margin decreased primarily due to product mix.

Selling, General & Administrative (SG&A) Expenses:

	Three Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$29.6	$28.8	$0.8	3%
SG&A as a percentage of net sales	9.6%	11.7%

Consolidated SG&A expenses increased 3% in the second quarter of 2012 compared to the same period in 2011, representing a 210 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased in the second quarter of 2012 compared to the same period in 2011 primarily due to the acquisition of FRS.

Interest Expense:

	Three Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Interest expense	$6.5	$14.2	$(7.7)	(54)%
Debt extinguishment costs included in interest expense	$—	$7.3	$(7.3)	(100)%
Amortization of deferred financing costs and bank service charges	$0.6	$0.9	$(0.3)	(33)%
Average outstanding borrowings	$395.0	$336.7	$58.3	17%
Average borrowing rate	6.82%	8.20%	(138)	basis points

Interest expense decreased $7.7 million in the second quarter of 2012 compared to the same period of 2011, primarily due to debt extinguishment costs in 2011 as a result of the refinancing of our senior subordinated notes and amendment of our Revolving

Credit facility. Average borrowings in the second quarter of 2012 were higher when compared to the same period in 2011 due to our sale of $250 million in aggregate principal amount of the Notes, offset by the purchase of all of our outstanding 8.375% senior subordinated notes due 2014, additional borrowings to fund the acquisition of FRS and the litigation settlement. The lower average borrowing rate in the second quarter of 2012 was due primarily to the interest rate mix of our revolving credit facility and the Notes when compared to the interest rate mix in the same period in 2011.

Income Tax:

The provision for income taxes was $2.3 million in the second quarter of 2012, a 34.5% effective income tax rate, compared to income taxes of $3.2 million provided in the corresponding period of 2011, a 152.6% effective income tax rate. Included in the income tax provision for 2011 was $2.1 million associated with the retirement of senior subordinated notes that were held by a foreign affiliate.

Six Months 2012 Compared with Six Months 2011

Net Sales by Segment:

	Six Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Supply Technologies	$264.2	$245.3	$18.9	8%
Assembly Components	136.0	88.0	48.0	55%
Engineered Products	171.7	155.1	16.6	11%

Consolidated Net Sales	$571.9	$488.4	$83.5	17%

Net sales increased $83.5 million to $571.9 million in the first six months of 2012, compared to $488.4 million in the same period in 2011, as we experienced volume increases in each of our segments. Supply Technologies sales increased 8% primarily due to volume increases in the heavy-duty truck, power sports, computer office equipment and lawn and garden industries offset primarily by declines in the consumer electronics, semi-conductor, appliance, HVAC and instruments industries. Assembly Components sales increased 55% primarily from sales of $61.0 million resulting from the acquisition of FRS, offset by lower sales in the aluminum business unit. Engineered Products sales increased 11% primarily due to increased volume in the capital equipment and forged and machine business units.

Cost of Products Sold & Gross Profit:

	Six Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$467.0	$401.3	$65.7	16%

Consolidated gross profit	$104.8	$87.1	$17.7	20%

Gross Margin	18.3%	17.8%

Cost of products sold increased $65.7 million to $467.0 million in the first six months of 2012, compared to $401.3 million in the same period in 2011, while gross margin increased to 18.3% in the first six months of 2012 compared to 17.8% in the same period in 2011. The increase in cost of products sold was due primarily to the inclusion of FRS results in 2012. Gross margin increased in each segment resulting primarily from volume increases.

SG&A Expenses:

	Six Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$58.4	$54.5	$3.9	7%
SG&A as a percentage of net sales	10.2%	11.2%

Consolidated SG&A expenses increased 7% in the first six months of 2012 compared to the same period in 2011. However, we generated a 100 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased in the first six months of 2012 compared to the same period in 2011 primarily due to increases in payroll and payroll related expenses, a reduction in pension income of $1.1 million, and $1.0 million of expenses associated with the acquisition of FRS and $1.0 million of legal expenses associated with the litigation settlement.

Interest Expense:

	Six Months Ended June 30,			Percent
	2012	2011	Change	Change
	(Dollars in millions)

Interest expense	$13.3	$20.1	$(6.8)	(34)%
Debt extinguishment costs included in interest expense	$0.3	$7.3	(7.0)	(96)%
Amortization of deferred financing costs and bank service charges	$1.5	$1.7	$(0.2)	(12)%
Average outstanding borrowings	$374.1	$325.8	$48.3	15%
Average borrowing rate	7.10%	6.81%	29	basis points

Interest expense decreased $6.8 million in the first six months of 2012 compared to the same period of 2011, primarily due to higher debt extinguishment costs in 2011 as a result of the refinancing of our Senior Notes and amendment of its Revolving Credit facility. Average borrowings in the first six months of 2012 were higher when compared to the same period in 2011 due to our sale of $250 million in aggregate principal amount of the Notes, offset by the purchase of all of its outstanding 8.375% senior subordinated notes due 2014, additional borrowings to fund the acquisition of FRS and the litigation settlement. The higher average borrowing rate in the first six months of 2012 was due primarily to the interest rate mix of our revolving credit facility and the Notes when compared to the interest rate mix in the same period in 2011.

Income Tax:

The provision for income taxes was $6.8 million in the first six months of 2012, a 33.6% effective income tax rate, compared to income taxes of $4.9 million provided in the corresponding period of 2011, a 39.1% effective income tax rate. We estimate that the effective tax rate for full-year 2012 will be approximately 33%.

Liquidity and Sources of Capital

As of June 30, 2012, we had $120.3 million outstanding under its revolving credit facility, approximately $73.2 million of unused borrowing availability and cash and cash equivalents of $43.4 million.

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our debt securities. On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of Notes. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2011. The Notes mature on April 1, 2021.

We are a party to the Credit Agreement with a group of banks, under which we may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200 million to $220 million, and provide a term loan for $25 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at our election. The LIBOR-based interest rate is dependent on our debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to us based on percentages of eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at our election. The term loan is amortized based on a seven-year schedule with the balance due at maturity.

Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for at least the next twelve months. The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.

We had cash and cash equivalents held by foreign subsidiaries of $32.1 million at June 30, 2012 and $61.2 million at December 31, 2011. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At June 30, 2012, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $87.7 million of undistributed earnings of our foreign subsidiaries, as of June 30, 2012, if we were to repatriate these earnings, there would potentially be an adverse tax impact.

At June 30, 2012, our debt service coverage ratio was 2.0, and, therefore, we were in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. We were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2012. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2012, declines in sales volumes in 2012 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.16 at June 30, 2012, versus 2.65 at December 31, 2011. Working capital decreased by $21.2 million to $270.3 million at June 30, 2012, from $291.5 million at December 31, 2011. Accounts receivable increased $43.6 million to $183.5 million at June 30, 2012, from $139.9 million at December 31, 2011, primarily resulting from the acquisition of FRS and its $26.2 million of accounts receivable and sales volume increases. Inventory increased by $24.2 million at June 30, 2012, to $226.2 million from $202.0 million at December 31, 2011, primarily resulting from planned increases due to sales volume increases and $11.1 million of increases associated with the acquisition of FRS. Accrued expenses increased by $18.7 million to $92.4 million at June 30, 2012, from $73.7 million at December 31, 2011, primarily resulting from the terms of the payments of interest due on the Notes and accrued liabilities of FRS of $12.0 million. Accounts payable increased $34.7 million to $134.3 million at June 30, 2012, from $99.6 million at December 31, 2011, primarily as a result of acquiring the accounts payable of FRS of $17.3 million and the timing of payments at June 30, 2012.

During the first six months of 2012, we provided $19.1 million from operating activities compared to $11.6 million in the same period of 2011. The increase in the operating cash flows of $7.5 million in 2012 compared to 2011 was primarily the result of an increase in net income and an increase in cash flows from operating assets and liabilities compared to the prior year. In the first six months of 2012, we used cash of $6.9 million for capital expenditures and $96.7 million for the acquisition of FRS. These activities, plus cash interest and tax payments of $15.3 million, an increase in borrowings of $50.7 million and purchase of treasury stock of $1.0 million offset by funds received upon the exercise of stock options of $1.1 million, resulted in a decrease in cash of $34.6 million in the first six months of 2012.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At June 30, 2012, none were outstanding. We currently have no other derivative instruments.

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment business unit, included in the Engineered Products segment, which typically ships a few large systems per year.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2011 contained in our 2011 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate FRS and achieve the expected results of the acquisition; our ability to retain FRS’s relationship with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $120.3 million at June 30, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.6 million during the six-month period ended June 30, 2012.

Our foreign subsidiaries generally conduct business in local currencies. During the second quarter of 2012, we recorded a favorable foreign currency translation adjustment of $(2.9) million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

We periodically enter into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At June 30, 2012, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”) included in the Engineered Products segment, was a party to a binding arbitration proceeding in South Africa with its customer Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involved a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September 2011 for breach of contract and sought compensatory damages in the amount of $37.0 million, as well as fees and expenses related to the arbitration. ATM counterclaimed in the arbitration, alleging breach of contract for non-payment of $2.7 million as well as fees and expenses related to the arbitration. The arbitration was scheduled to commence in June 2012. Prior to the start of the arbitration, after complete evaluation of Evraz’s evidence, consideration of the jurisdiction of the matter, the uncertainty of a specific outcome and other pertinent facts noted in preparation for the arbitration, we entered into a settlement agreement with Evraz pursuant to which we agreed to settle all claims subject to the arbitration proceeding by paying Evraz $13.0 million in cash, which payment was made in June 2012.

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at June 30, 2012.

We were a co-defendant in approximately 287 cases asserting claims on behalf of approximately 722 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 25 plaintiffs that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the remaining two cases, the plaintiffs have each alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our repurchases of our common stock during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

April 1 — April 30, 2012	—		$—	—	340,920
May 1 — May 31, 2012	17,811	(2)	18.86	—	340,920
June 1 — June 30, 2012	—		—	—	340,920

Total	17,811		$18.86	—	340,920

(1)	On September 27, 2006, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our common stock. During the second quarter of 2012, no shares were purchased as part of this program.
(2)	Consists of shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

Item 6. Exhibits

The following exhibits are included herein:

10.1	Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan, as amended and restated on May 24, 2012 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2012, SEC File No. 000-03134, and incorporated by reference and made a part hereof)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ W. SCOTT EMERICK
	Name:	W. Scott Emerick
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2012

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2012

Exhibit

10.1	Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan, as amended and restated on May 24, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Park-Ohio Holdings Corp. on May 30, 2012, SEC File No. 000-03134)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document