Form 10-Q
period 2012-09-30
PARK OHIO HOLDINGS CORP
filed 2012-11-09
CIK 76282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2012: 12,371,122.

The Exhibit Index is located on page 25.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,309	$78,001
Accounts receivable, less allowances for doubtful accounts of $3,078 at September 30, 2012 and $5,483 at December 31, 2011	173,030	139,941
Inventories, net	223,922	202,039
Deferred tax assets	22,244	20,561
Unbilled contract revenue	9,541	18,778
Other current assets	19,914	8,790

Total current assets	489,960	468,110
Property, plant and equipment:
Land and land improvements	5,679	3,654
Buildings	55,649	47,594
Machinery and equipment	246,923	208,727

	308,251	259,975
Less accumulated depreciation	208,353	198,165

	99,898	61,810
Other assets:
Goodwill and other intangible assets	97,550	20,187
Other	64,134	63,833

	$751,542	$613,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$120,386	$99,588
Accrued expenses	95,118	73,651
Current portion of long-term debt	4,230	1,415
Current portion of other postretirement benefits	2,002	2,002

Total current liabilities	221,736	176,656
Long-term liabilities, less current portion:
Senior Notes	250,000	250,000
Credit facility	125,929	93,000
Other long-term debt	2,821	3,165
Deferred tax liability	29,728	1,392
Other postretirement benefits and other long-term liabilities	26,774	24,285

	435,252	371,842
Shareholders’ equity
Capital stock, par value $1 a share:
Serial preferred stock:
Authorized — 632,470 shares: Issued and outstanding — none	—	—
Common stock:
Authorized — 40,000,000 shares: Issued — 14,131,630 shares in 2012 and 13,813,774 in 2011	14,132	13,814
Additional paid-in capital	74,087	70,248
Retained earnings	34,519	10,392
Treasury stock, at cost, 1,733,133 shares in 2012 and 1,673,926 shares in 2011	(21,793)	(20,607)
Accumulated other comprehensive (loss)	(6,391)	(8,405)

	94,554	65,442

	$751,542	$613,940

Note:	The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Net sales	$286,462	$243,544	$858,335	$731,980
Cost of products sold	232,532	201,700	699,576	603,021

Gross profit	53,930	41,844	158,759	128,959

Selling, general and administrative expenses	31,233	26,222	89,601	80,733
Restructuring and asset impairment charges	—	5,359	—	5,359
Settlement of litigation	—	—	13,000	—

Operating income	22,697	10,263	56,158	42,867
Interest expense	6,520	6,215	19,795	26,307

Income before income taxes	16,177	4,048	36,363	16,560
Income taxes	5,449	1,178	12,236	6,068

Net income	$10,728	$2,870	$24,127	$10,492

Amounts per common share:
Basic	$0.89	$0.25	$2.03	$0.91
Diluted	$0.88	$0.24	$1.99	$0.87
Common shares used in the computation:
Basic	12,003	11,600	11,907	11,536

Diluted	12,175	12,012	12,109	12,004

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$10,728	$2,870	$24,127	$10,492
Other comprehensive income:
Foreign currency translation gain (loss)	2,473	(3,191)	803	245
Pension and postretirement benefit adjustments	404	136	1,211	349

Total other comprehensive income (loss)	2,877	(3,055)	2,014	594

Comprehensive income (loss), net of tax	$13,605	$(185)	$26,141	$11,086

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2012	$13,814	$70,248	$10,392	$(20,607)	$(8,405)	$65,442
Other comprehensive income	—	—	24,127	—	2,014	26,141
Amortization of restricted stock	—	2,030	—	—	—	2,030
Restricted stock awards	258	(258)	—	—	—	—
Restricted stock cancelled	(5)	5	—	—	—	—
Purchase of treasury stock (59,207 shares)	—	—	—	(1,186)	—	(1,186)
Exercise of stock options (64,856 shares)	65	1,016	—	—	—	1,081
Income tax effect of share-based compensation exercises and vesting	—	1,031	—	—	—	1,031
Share-based compensation	—	15	—	—	—	15

Balance at September 30, 2012	$14,132	$74,087	$34,519	$(21,793)	$(6,391)	$94,554

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$24,127	$10,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,167	11,922
Restructuring and asset impairment charges	—	5,359
Share-based compensation expense	2,045	1,525
Gain on sale of property	(250)	—
Debt extinguishment costs	305	7,335
Changes in operating assets and liabilities:
Accounts receivable	(2,169)	(18,478)
Inventories and other current assets	(9,099)	(22,890)
Accounts payable and accrued expenses	9,459	37,854
Other	5,523	(7,048)

Net Cash Provided by Operating Activities	43,108	26,071
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,083)	(9,544)
Proceeds from sale of property	400	—
Acquisitions, net of cash acquired	(96,570)	—

Net Cash Used by Investing Activities	(115,253)	(9,544)
FINANCING ACTIVITIES
Proceeds from (payments on) term loans and other debt	25,687	(36,052)
Proceeds from revolving credit facility, net	9,715	1,000
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	—	244,970
Redemption of 8.375% senior subordinated notes due 2014	—	(189,555)
Bank debt issue costs	(875)	(1,079)
Exercise of stock options	1,081	42
Income tax effect of share-based compensation exercises and vesting	1,031	—
Purchase of treasury stock	(1,186)	(592)

Net Cash Provided by Financing Activities	35,453	18,734

(Decrease) Increase in Cash and Cash Equivalents	(36,692)	35,261
Cash and Cash Equivalents at Beginning of Period	78,001	35,311

Cash and Cash Equivalents at End of Period	$41,309	$70,572

Taxes paid	$4,834	$2,466
Interest paid (includes $5,720 of senior subordinated debt redemption costs in 2011)	12,694	10,449

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B — Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2012

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

During the second quarter of 2012, as a result of the FRS acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment), and Delo Screw Products (previously included in the Supply Technologies segment) along with FRS to form the Assembly Components segment. The former Manufactured Products segment will now be referred to as Engineered Products. The results of operations of FRS from the date of the acquisition through September 30, 2012 are included in the Assembly Components segment. The business segment results for the prior year have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

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

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Supply Technologies	$117,384	$123,186	$381,541	$368,509
Assembly Components	84,426	38,131	220,474	126,142
Engineered Products	84,652	82,227	256,320	237,329

	$286,462	$243,544	$858,335	$731,980

Segment operating income (loss):
Supply Technologies	$7,632	$7,896	$27,204	$24,493
Assembly Components	6,013	(1,039)	14,393	3,017
Engineered Products	14,187	13,584	42,667	34,480

	27,832	20,441	84,264	61,990
Corporate costs	(5,135)	(4,819)	(15,106)	(13,764)
Settlement of litigation	—	—	(13,000)	—
Restructuring and asset impairment charge	—	(5,359)	—	(5,359)
Interest expense	(6,520)	(6,215)	(19,490)	(18,972)
Debt extinguishment costs	—	—	(305)	(7,335)

Income before income taxes	$16,177	$4,048	$36,363	$16,560

	September 30, 2012	December 31, 2011
Identifiable assets:
Supply Technologies	$222,265	$225,346
Assembly Components	235,907	72,233
Engineered Products	204,407	195,834
General corporate	88,963	120,527

	$751,542	$613,940

NOTE D — Inventories

The components of inventory consist of the following:

	September 30, 2012	December 31, 2011
Finished goods	$117,229	$122,010
Work in process	28,784	20,660
Raw materials and supplies	77,909	59,369

	$223,922	$202,039

NOTE E — Shareholders’ Equity

At September 30, 2012, capital stock consisted of (i) Serial Preferred Stock, of which 632 shares were authorized and none were issued, and (ii) Common Stock, of which 40,000 shares were authorized and 14,132 shares were issued, of which 12,399 were outstanding and 1,733 were treasury shares.

NOTE F — Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NUMERATOR
Net income	$10,728	$2,870	$24,127	$10,492

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	12,003	11,600	11,907	11,536
Effect of dilutive securities:
Employee stock options and restricted stock	172	412	202	468

Denominator for diluted earnings per share — weighted average shares and assumed conversions	12,175	12,012	12,109	12,004

Amounts per common share:
Basic	$0.89	$0.25	$2.03	$0.91
Diluted	$0.88	$0.24	$1.99	$0.87

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options on 20 shares were excluded in the three months ended September 30, 2012, because they were anti-dilutive. There were no stock options that were anti-dilutive in the three months ended September 30, 2011. Stock options on 40 and 20 shares were excluded in the nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

NOTE G — Stock-Based Compensation

Total stock compensation expense recorded in the first nine months of 2012 and 2011 was $2,045 and $1,525 respectively. Total stock compensation expense recorded in the third quarter of 2012 and 2011 was $807 and $605 respectively. There were no stock options awards during the first nine months of 2012 and 2011. There were 88 shares of restricted stock awarded during the three months ended September 30, 2012 at prices ranging from $19.38 to $19.45 per share. There were 258 shares of restricted stock awarded during the nine months ended September 30, 2012 at prices ranging from $18.82 to $21.59 per share. There were 140 shares of restricted stock awarded during the nine months ended September 30, 2011 at a price of $20.90 per share, all of which were awarded during the three month period ended June 30, 2011. As of September 30, 2012, there was $6,588 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.3 years.

NOTE H — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gain) cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service costs	$542	$604	$1,626	$1,317	$15	$12	$45	$36
Interest costs	565	596	1,695	1,787	201	228	603	683
Expected return on plan assets	(2,059)	(2,239)	(6,177)	(6,707)	—	—	—	—
Transition obligation	(10)	(10)	(30)	(30)	—	—	—	—
Amortization of prior service cost (credit)	11	11	33	33	(24)	(24)	(72)	(72)
Recognized net actuarial loss	241	—	723	—	186	129	557	388

Net periodic benefit (gains) cost	$(710)	$(1,038)	$(2,130)	$(3,600)	$378	$345	$1,133	$1,035

NOTE I — Comprehensive Loss

The components of accumulated comprehensive loss at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustment	$5,655	$4,852
Pension and postretirement benefit adjustments, net of tax	(12,046)	(13,257)

	$(6,391)	$(8,405)

The pension and postretirement benefit liability amounts are net of deferred taxes of $5,571 at September 30, 2012 and December 31, 2011. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE J — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2012	2011
Balance at January 1	$4,208	$4,046
Claims paid during the year	(1,453)	(3,260)
Additional warranties issued during the first nine months	1,771	3,265
Acquired warranty liabilities	3,317	—

Balance at September 30	$7,843	$4,051

NOTE K — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first nine months of 2012 and 2011 was 33.6% and 36.6%, respectfully. The 2012 annual effective income tax rate is estimated to be approximately 33.7% and is lower than the 35.0% United States federal statutory rate primarily due to anticipated income in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

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

The fair value of the 8.125% senior notes due 2021 is estimated based on a third-party’s bid price, which was determined to be a Level 1 input. The fair value approximated $259,000 at September 30, 2012 and $247,500 at December 31, 2011 compared to a $250,000 carrying value. The fair value of the Company’s term loan and revolving credit portion of the Credit Agreement, as defined in Note M below, approximated its carrying amount as of September 30, 2012 and December 31, 2011.

NOTE M — Financing Arrangements

The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200,000 to $220,000, and provide a term loan for $25,000 that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2.0% at September 30, 2012. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.13% at September 30, 2012.

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
8.125% senior notes due 2021	$250,000	$250,000
Revolving credit	106,286	93,000
Term loan	23,214	—
Other	3,480	4,580

	382,980	347,580
Less current maturities	4,230	1,415

Total	$378,750	$346,165

NOTE N — Accounts Receivable

During the first nine months of 2012 and 2011, the Company sold approximately $62,393 and $43,087, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $260 and $190, respectively, in the condensed consolidated statements of operations. These losses represented implicit interest on the transactions.

NOTE O — Acquisition

On March 23, 2012, the Company completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98,772. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $107,482 and net income of $7,397 for the period from the date acquired through September 30, 2012. The Company funded the acquisition with cash of $40,000, a $25,000 seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33,772 of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the preliminary purchase price is allocated as follows:

Cash and cash equivalents	$2,202
Accounts receivable	30,920
Inventories	12,355
Prepaid expenses and other current assets	3,998
Property, plant and equipment	30,258
Customer relationships	29,400
Trademarks and trade name	11,500
Other assets	212
Accounts payable	(17,207)
Accrued expenses	(15,599)
Deferred tax liability	(26,952)
Other long-term liabilities	(776)
Goodwill	38,461

Total purchase price	$98,772

There were $1,139 of direct transaction costs included in selling, general and administrative expenses during the first nine months of 2012.

During the third quarter of 2012, the Company made adjustments to its preliminary purchase price allocation for FRS resulting in a net decrease to goodwill of $9. The adjustments made primarily relate to the working capital adjustment and valuation of property, plant and equipment and the associated impact of deferred taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma revenues	$286,462	$288,509	$909,204	$869,762
Pro forma net income	$10,728	$6,019	$20,468	$16,814
Earnings per share:
Basic	$0.89	$0.52	$1.72	$1.46
Diluted	$0.88	$0.50	$1.69	$1.40

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

NOTE Q — Goodwill and Other Intangible Assets

The change in goodwill and other intangible assets reflected on the balance sheet from December 31, 2011 to September 30, 2012 was the result of an increase of $38,429 related to the acquisition of FRS and foreign currency translation. Information regarding other intangible assets as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012			December 31, 2011
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$41,070	$5,052	$36,018	$11,670	$3,320	$8,350
Other	3,420	1,280	2,140	3,420	1,046	2,374

	$44,490	$6,332	$38,158	$15,090	$4,366	$10,724

Indefinite-lived tradenames			11,500			—
Goodwill			47,892			9,463

Total			$97,550			$20,187

Amortization expense for the first nine months of 2012 was $1,966 and is estimated to be $2,569 in 2012, $3,046 in 2013 and $2,999 for each of the three subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was approximately 13.6 years.

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

On March 23, 2012, we completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the our Assembly Components segment.

In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200 million to $220 million and provide a seven-year amortizing term loan for $25 million that is secured by certain real estate and machinery and equipment. We funded the acquisition with cash of $40 million, the $25 million term loan provided by the Credit Agreement and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement.

During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

Results of Operations

Third Quarter 2012 Compared with Third Quarter 2011

Net Sales by Segment:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Supply Technologies	$117.4	$123.2	$(5.8)	(5)%
Assembly Components	84.4	38.1	46.3	122%
Engineered Products	84.7	82.2	2.5	3%

Consolidated Net Sales	$286.5	$243.5	$43.0	18%

Net sales increased $43.0 million to $286.5 million in the third quarter of 2012, compared to $243.5 million in the same period in 2011, as we experienced volume increases in our Assembly Components and Engineered Products segments offset by a decline in our Supply Technology segments. Supply Technologies sales decreased 5% primarily due to volume declines in the HVAC, agriculture and construction, lawn and garden, medical, appliance and instruments industries partially offset by increases in the heavy-duty truck, power sports, industrial and computer and office equipment industries. Assembly Components sales increased 122% primarily due to incremental sales of $52.0 million resulting from the acquisition of FRS partially offset by lower sales in the aluminum products business unit. Engineered Products sales increased 3% primarily due to the increased sales in the capital equipment and forged and machine business units.

Cost of Products Sold & Gross Profit:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated cost of products sold	$232.5	$201.7	$30.8	15%

Consolidated gross profit	$53.9	$41.8	$12.1	29%

Gross Margin	18.8%	17.2%

Cost of products sold increased $30.8 million to $232.5 million in the third quarter of 2012, compared to $201.7 million in the same period in 2011, while gross margin increased to 18.8% in the third quarter of 2012 compared to 17.2% in the same period in 2011. The increase in cost of products sold was due primarily to the inclusion of FRS results in 2012. Gross margin increased primarily due to product mix and improved operating efficiencies.

Selling, General & Administrative (SG&A) Expenses:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated SG&A expenses	$31.2	$26.2	$5.0	19%
SG&A as a percentage of net sales	10.9%	10.8%

Consolidated SG&A expenses increased 19% in the third quarter of 2012 compared to the same period in 2011, representing a 10 basis point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the third quarter of 2012 compared to the same period in 2011 primarily due to the acquisition of FRS and to increases in payroll and payroll related items and lower pension income.

Interest Expense:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Interest expense	$6.5	$6.2	$.3	5%
Average outstanding borrowings	$390.3	$347.8	$42.5	12%
Average borrowing rate	6.66%	7.13%	(47)	basis points

Interest expense increased $.3 million in the third quarter of 2012 compared to the same period of 2011. Average borrowings in the third quarter of 2012 were higher when compared to the same period in 2011 primarily due to additional borrowings to fund the acquisition of FRS. The lower average borrowing rate in the third quarter of 2012 was due primarily to the interest rate mix of our revolving credit facility and the 8.125% senior notes due 2021 (“Senior Notes”) when compared to the interest rate mix in the same period in 2011.

Income Tax:

The provision for income taxes was $5.4 million in the third quarter of 2012, a 33.7% effective income tax rate, compared to income taxes of $1.2 million provided in the corresponding period of 2011, a 29.1% effective income tax rate. Included in the income tax provision for 2011 was $2.1 million associated with the retirement of 8.375% Senior Subordinated Notes due 2014 (“Senior Subordinated Notes”) that were held by a foreign affiliate.

Net Income:

Net income increased $7.8 million to $10.7 million in the third quarter of 2012, compared to $2.9 million in the same period of 2011 which included a restructuring and asset impairment charge of $5.4 million.

Nine Months 2012 Compared with Nine Months 2011

Net Sales by Segment:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Supply Technologies	$381.5	$368.5	$13.0	4%
Assembly Components	220.5	126.2	94.3	75%
Engineered Products	256.3	237.3	19.0	8%

Consolidated Net Sales	$858.3	$732.0	$126.3	17%

Net sales increased $126.3 million to $858.3 million in the first nine months of 2012, compared to $732.0 million in the same period in 2011, as we experienced volume increases in each of our segments. Supply Technologies sales increased 4% primarily due to volume increases in the heavy-duty truck, power sports, computer office equipment and lawn and garden industries offset primarily by declines in the consumer electronics, semi-conductor, appliance, HVAC and instruments industries. Assembly Components sales increased 75% primarily from sales of $107.5 million resulting from the acquisition of FRS partially offset by lower sales in the aluminum business unit. Engineered Products sales increased 8% primarily due to increased volume in the capital equipment and forged and machine business units.

Cost of Products Sold & Gross Profit:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated cost of products sold	$699.6	$603.0	$96.6	16%

Consolidated gross profit	$158.8	$129.0	$29.8	23%

Gross Margin	18.5%	17.6%

Cost of products sold increased $96.6 million to $699.6 million in the first nine months of 2012, compared to $603.0 million in the same period in 2011, while gross margin increased to 18.5% in the first nine months of 2012 compared to 17.6% in the same period in 2011. The increase in cost of products sold was due primarily to the inclusion of FRS results in 2012. Gross margin increased in each segment resulting primarily from favorable product mix and improved operating efficiencies.

SG&A Expenses:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated SG&A expenses	$89.6	$80.7	$8.9	11%
SG&A as a percentage of net sales	10.4%	11.0%

Consolidated SG&A expenses increased 11% in the first nine months of 2012 compared to the same period in 2011. However, we generated a 60 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased in the first nine months of 2012 compared to the same period in 2011 primarily due to $5.2 million of incremental expense associated with FRS, increases in payroll and payroll related expenses, a reduction in pension income of $1.5 million, FRS acquisition expenses of $1.1 million and $1.0 million of legal expenses associated with the litigation settlement.

Interest Expense:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Interest expense	$19.8	$26.3	$(6.5)	(25)%
Debt extinguishment costs included in interest expense	$.3	$7.3	(7.0)	(96)%
Average outstanding borrowings	$378.2	$332.6	$45.6	14%
Average borrowing rate	6.98%	6.90%	8	basis points

Interest expense decreased $6.5 million in the first nine months of 2012 compared to the same period of 2011, primarily due to higher debt extinguishment costs in 2011 as a result of the refinancing of our Senior Subordinated Notes and amendment of the Credit Agreement. Average borrowings in the first nine months of 2012 were higher when compared to the same period in 2011 due to our sale of $250 million in aggregate principal amount of the Senior Notes, offset by the purchase of all of our outstanding Senior Subordinated Notes, additional borrowings to fund the acquisition of FRS and the litigation settlement. The higher average borrowing rate in the first nine months of 2012 was due primarily to the interest rate mix of our revolving credit facility and the Senior Notes when compared to the interest rate mix in the same period in 2011.

Income Tax:

The provision for income taxes was $12.2 million in the first nine months of 2012, a 33.6% effective income tax rate, compared to income taxes of $6.1 million provided in the corresponding period of 2011, a 36.6% effective income tax rate. We estimate that the effective tax rate for full-year 2012 will be approximately 33.7%.

Net Income:

Net income increased $13.6 million to $24.1 million for the first nine months of 2012, compared to $10.5 million for the first nine months of 2011. The first nine months of 2012 includes the impact of a $13.0 million pre-tax litigation settlement charge. The first nine months of 2011 included debt extinguishment costs of $7.3 million resulting from the refinancing of our Senior Subordinated Notes and the amendment of the Credit Agreement and income taxes of $2.1 million resulting from the retirement of $26.2 million of our Senior Subordinated Notes that were held by a foreign affiliate. Also, during the third quarter of 2011, we recorded a restructuring and asset impairment charge of $5.4 million.

Liquidity and Sources of Capital

As of September 30, 2012, we had $106.3 million outstanding under our revolving credit facility, approximately $80.9 million of unused borrowing availability and cash and cash equivalents of $41.3 million.

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our debt securities. On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of Senior Notes. The Senior Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2011. The Senior Notes mature on April 1, 2021.

We are a party to the Credit Agreement with a group of banks, under which we may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200 million to $220 million, and provide a term loan for $25 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at our election. The LIBOR-based interest rate is dependent on our debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to us based on percentages of eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at our election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016).

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

We had cash and cash equivalents held by foreign subsidiaries of $31.0 million at September 30, 2012 and $61.2 million at December 31, 2011. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At September 30, 2012, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $90.8 million of undistributed earnings of our foreign subsidiaries, as of September 30, 2012, if we were to repatriate these earnings, there would potentially be an adverse tax impact.

At September 30, 2012, our debt service coverage ratio was 2.1, and, therefore, we were in compliance with the debt service coverage ratio covenant contained in the revolving credit facility. We were also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2012. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2012, declines in sales volumes in 2012 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.21 at September 30, 2012, versus 2.65 at December 31, 2011. Working capital decreased by $23.3 million to $268.2 million at September 30, 2012, from $291.5 million at December 31,

2011. Accounts receivable increased $33.1 million to $173.0 million at September 30, 2012, from $139.9 million at December 31, 2011, primarily resulting from the acquisition of FRS and its $24.1 million of accounts receivable and sales volume increases. Inventory increased by $21.9 million at September 30, 2012, to $223.9 million from $202.0 million at December 31, 2011, primarily resulting from planned increases due to sales volume increases and $10.4 million of increases associated with the acquisition of FRS. Accrued expenses increased by $21.4 million to $95.1 million at September 30, 2012, from $73.7 million at December 31, 2011, primarily resulting from the terms of the payments of interest due on the Notes and accrued liabilities of FRS of $11.7 million. Accounts payable increased $20.8 million to $120.4 million at September 30, 2012, from $99.6 million at December 31, 2011, primarily as a result of acquiring the accounts payable of FRS of $16.1 million and the timing of payments at September 30, 2012.

During the first nine months of 2012, we provided $43.1 million of cash from operating activities compared to $26.1 million in the same period of 2011. The increase in the operating cash flows of $17.0 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily the result of an increase in net income and an increase in cash flows from operating assets and liabilities compared to the prior year. In the first nine months of 2012, we used cash of $19.1 million for capital expenditures and $96.6 million for the acquisition of FRS. These activities and an increase in borrowings of $35.4 million and purchase of treasury stock of $1.2 million offset by funds received upon the exercise of stock options of $1.1 million and the income tax effect of share-based compensation exercises and vesting of $1.0 million, resulted in a decrease in cash of $36.7 million in the first nine months of 2012.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2012, none were outstanding. We currently have no other derivative instruments.

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

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $129.5 million at September 30, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million during the nine-month period ended September 30, 2012.

Our foreign subsidiaries generally conduct business in local currencies. During the third quarter of 2012, we recorded a favorable foreign currency translation adjustment of $2.5 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

We periodically enter into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At September 30, 2012, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at September 30, 2012.

We were a co-defendant in approximately 280 cases asserting claims on behalf of approximately 700 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our repurchases of our common stock during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1 — July 31, 2012	3,534	(2)	$19.03	—	340,920
August 1 — August 31, 2012	5,571	(2)	22.17	—	340,920
September 1 — September 30, 2012	—		—	—	340,920

Total	9,105		$20.95	—	340,920

(1)	On September 27, 2006, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our common stock. During the third quarter of 2012, no shares were purchased as part of this program.
(2)	Consists of shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By	/s/ W. Scott Emerick
Name:	W. Scott Emerick
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2012

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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