Form 10-K
period 2012-12-31
PARK OHIO HOLDINGS CORP
filed 2013-03-15
CIK 76282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☑

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $164,629,000, based on the closing price of $19.03 per share of the registrant’s Common Stock on June 29, 2012.

Number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of February 28, 2013: 12,232,990.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 23, 2013 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Part I

Item 1.    Business

Overview

Park-Ohio Holdings Corp. (“Holdings”) was incorporated as an Ohio corporation in 1998. Holdings, primarily through the subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies, Assembly Components and Engineered Products.

References herein to “we” or “the Company” include, where applicable, Holdings, Park-Ohio and Holdings’ other direct and indirect subsidiaries.

On March 23, 2012, we completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS will expand our sales of assembled components.

During the second quarter of 2012, as a result of the FRS acquisition, we realigned our segments in order to better align our business with the underlying markets and customers that we serve. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment) and Delo Screw Products (previously included in the Supply Technologies segment) with FRS to form the Assembly Components segment. The former Manufactured Products segment is now referred to as Engineered Products. The business segment results for the prior years have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Total Supply ManagementTM manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers (“OEM’s”) and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

Our sales are made through our own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses and interest expense. Identifiable assets by industry segment include assets directly identified with those operations. As of December 31, 2012, we employed approximately 3,800 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products
NET SALES FOR 2012	$489.6 million (43% of total)	$304.0 million (27% of total)	$340.4 million (30% of total)

SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components

• Control arms

•  Front engine covers

•  Knuckles

•  Injection molded rubber products

•  Pump housings

•  Clutch retainers/pistons

•  Master cylinders

•  Rubber and thermoplastic hose

•  Oil pans

•  Flywheel spacers

•  Steering racks

•  Fuel filler assemblies

• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses

SELECTED INDUSTRIES SERVED

• Heavy-duty truck

•  Automotive and vehicle parts

•  Electrical distribution and controls

•  Recreational equipment

•  HVAC

•  Aerospace and defense

•  Electrical components

•  Appliance

•  Semiconductor equipment

•  Recreational vehicles

•  Lawn and garden equipment

• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment

•  Ferrous and non-ferrous metals

•  Coatings

•  Forging

•  Foundry

•  Heavy-duty truck

•  Construction equipment

•  Silicon

•  Automotive

•  Oil and gas

•  Rail and locomotive manufacturing

•  Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply ManagementTM, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply ManagementTM includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 45 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

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

Markets and Customers.    For the year ended December 31, 2012, approximately 82% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply ManagementTM services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 5,500 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 31% and 27% of the sales of Supply Technologies for 2012 and 2011, respectively. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial conditions of this segment.

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

Recent Developments.    During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the Assembly Components Systems (“ACS”) business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. We recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note C to the consolidated financial statements included elsewhere herein.

Assembly Components

Our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. We also design and manufacture fluid routing, injection molded rubber and thermoplastic and screw products.

Products and Services.    Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components’ principal products include front engine covers, control arms, knuckles, pump housings, clutch retainers and pistons, master cylinders, oil pans and flywheel spacers, injected molded rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets, rubber and thermoplastic hose and fuel filler assemblies. We produce our Assembly Components at nineteen manufacturing facilities in Ohio, Michigan, Indiana, Tennessee, Florida, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and part assembly.

Markets and Customers.    The five largest customers, to which Assembly Components sells to multiple operating divisions through sole-source contracts, accounted for approximately 45% and 49% of Assembly Components sales for 2012 and 2011, respectively. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.    Assembly Components competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective assemblies utilizing multiple technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with capabilities able to meet the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Assembly Components is well-positioned to benefit as customers continue to consolidate their supplier base.

Recent Developments.    On March 23, 2012, we completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic.

On November 30, 2012, we completed the acquisition of Elastomeros Tecnicos Moldeados Inc. (“ETM”) for $1.1 million in cash, promissory notes payable for $0.5 million and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products.

On September 30, 2010, we entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to us substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by us.

As a result of incurred losses in the third quarter of 2011, projected losses for fiscal year 2011 and planned restructuring, we evaluated the long-lived assets of its rubber products business unit for impairment. Based on management’s analysis, certain long-lived assets were deemed abandoned and were written down to their scrap or liquidation value and we recorded a charge of $5.4 million.

Engineered Products

Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, and forged and machined products. We manufacture these products in eleven domestic facilities and nine international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan.

Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 53% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.

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

Recent Developments.    On December 31, 2010, through our subsidiary, Ajax Tocco Magnethermic, we acquired the assets and the related induction heating intellectual property of ABP Induction’s U.S. heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market. See Note C to the consolidated financial statements included elsewhere herein.

Sales and Marketing

Supply Technologies markets its products and services in the United States, Mexico, Canada, Western and Eastern Europe and East and South Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Assembly Components primarily markets and sells its products in North America through internal sales personnel and independent sales representatives. Engineered Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Supply Technologies has multiple sources of supply for its components. An increasing portion of Supply Technologies’ production components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. Supply Technologies is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Assembly Components and Engineered Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Most raw materials required by Assembly Components and Engineered Products are commodity products available from several domestic suppliers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources.

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2012 was $180.0 million compared with $192.0 million as of December 31, 2011. Approximately $171.8 million of Engineered Products’ backlog as of December 31, 2012 is scheduled to be shipped in 2013. The remainder is scheduled to be shipped in 2014.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained in Note B to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2012, 2011 and 2010 is incorporated herein by reference.

Recent Developments

On March 23, 2012, we completed the acquisition of FRS, a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic, and thermoplastic hose and has been integrated into our Assembly Components segment. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million and provide a seven-year amortizing term loan for $25.0 million that is secured by certain accounts receivable, inventory, real estate and machinery and equipment. We have the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by $30.0 million.

During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

On November 30, 2012, we completed the acquisition of ETM for $1.1 million in cash, promissory notes payable of $0.5 million and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into our Assembly Components segment.

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

Adverse global economic conditions may have significant effects on our customers and suppliers that could result in material adverse effects on our business and operating results.

Significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, unfavorable global economic conditions may materially adversely affect our suppliers’ access to capital and liquidity with which they maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.

These potential effects of the adverse global economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.

As of December 31, 2012, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2013, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

The industries in which we operate are cyclical and are affected by the economy in general.

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, recreational equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 29% and 7% of our net sales during the year ended December 31, 2012 from the automobile and heavy-duty truck industries, respectively.

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

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2012, our ten largest customers accounted for approximately 29% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

The markets in which all three of our segments sell their products are highly competitive. Some of our competitors are large companies that have greater financial resources than we have. We believe that the principal competitive factors for our Supply Technologies segment are an approach reflecting long-term business partnership and reliability, sourced product quality and conformity to customer specifications, timeliness of delivery, price and design and engineering capabilities. We believe that the principal competitive factors for our Assembly Components and Engineered Products segments are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. The rapidly evolving nature of the markets in which we compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market development more accurately than we do. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than we do to new technologies or evolving customer requirements.

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

Our supply of raw materials for our Assembly Components and Engineered Products businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors.

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

As of December 31, 2012, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 600 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	potential disruption that could be caused with the partial or complete reconfiguration of the European Union;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

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

We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising from, among other things, discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not exceed our reserves or have a material adverse effect on our financial condition.

If our information systems fail, our business could be materially affected.

We believe that our information systems are an integral part of the Supply Technologies segment and, to a lesser extent, the Assembly Components and Engineered Products segments. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, maintain cost-effective operations, route and re-route orders and provide superior service to our customers. We cannot assure you that a disruption in the operation of our information systems used by Supply Technologies, including the failure of the supply chain management software to function properly, or those used by Assembly Components and Engineered Products will not occur. Any such disruption could have a material adverse effect on our financial condition, liquidity and results of operations.

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

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2012, we had goodwill of $49.7 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note D, Goodwill and Other Intangible Assets, to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of our outstanding common stock and their interests may conflict with yours.

As of December 31, 2012, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 26% of our common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests as a shareholder.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2012, our operations included numerous manufacturing and supply chain logistics services facilities located in 26 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 88% of the available square footage was located in the United States. Approximately 55% of the available square footage was owned. As of December 31, 2012, approximately 21% of the available domestic square footage was used by the Supply Technologies segment, 42% was used by the Engineered Products segment and 37% was used by the Assembly Components segment. Approximately 43% of the available foreign square footage was used by the Supply Technologies segment, 39% was used by the Engineered Products segment and 18% was used by the Assembly Components segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2012.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage		Use
SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	70,600		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	43,800		Logistics
	Atlanta, GA	Leased	42,500		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Chicago, IL	Leased	51,000		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Lenexa, KS	Leased	29,500		Logistics
	Austin, TX	Leased	30,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	47,100		Logistics
	Dublin, VA	Leased	40,000		Logistics
ASSEMBLY	Conneaut, OH(3)	Leased/Owned	258,300		Manufacturing
COMPONENTS	Huntington, IN	Leased	124,500		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	176,800		Manufacturing
	Ravenna, OH	Owned	64,000		Manufacturing
	Delaware, OH	Owned	45,000		Manufacturing
	Ocala, FL	Owned	433,000		Manufacturing
	Big Rapids, MI	Owned	97,000		Manufacturing
	Lexington, TN	Owned	240,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing
ENGINEERED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Brookfield, WI	Leased	116,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	124,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Owned	200,000		Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes two leased properties with square footage of 91,800 and 64,000 and two owned properties with 82,300 and 20,200 square feet.

(4)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2012:

We were a co-defendant in approximately 280 cases asserting claims on behalf of approximately 600 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”), which is included in the Engineered Products segment, was a party to a binding arbitration proceeding pending in South Africa with its customer Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involved a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September 2011 for breach of contract and sought compensatory damages in the amount of $37.0 million, as well as fees and expenses related to the arbitration. ATM counterclaimed in the arbitration, alleging breach of contract for non-payment of $2.7 million as well as fees and expenses related to the arbitration. The arbitration was scheduled to commence in June 2012. Prior to the start of the arbitration, after complete evaluation of Evraz’s evidence, consideration of the jurisdiction of the matter, the uncertainty of a specific outcome and other pertinent facts noted in preparation for the arbitration, we entered into a settlement agreement with Evraz pursuant to which we agreed to settle all claims subject to the arbitration proceeding by paying Evraz $13.0 million in cash, which payment was made in June 2012. The $2.7 million amount receivable from Evraz had been previously reserved and was written off in conjunction with the settlement.

ATM is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment, which was recently filed by ATM, is currently pending before the district court. A bench trial is set to begin in April of 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Registrant

Information with respect to our executive officers as of March 15, 2013 is as follows:

Name	Age	Position
Edward F. Crawford	73	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	43	President and Chief Operating Officer and Director
W. Scott Emerick	48	Vice President and Chief Financial Officer
Robert D. Vilsack	52	Secretary and General Counsel
Patrick W. Fogarty	51	Director of Corporate Development

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

Mr. Emerick has been Vice President and Chief Financial Officer since joining us in July 2012. From 2004 to 2011, Mr. Emerick served as Corporate Controller of The Lubrizol Corporation, a global specialty chemical company. From 2001 to 2004, he served as Director of Finance and Director of Accounting and External Financial Reporting at Noveon, Inc., a specialty chemical company. From 1997 to 2001, he served as the Director of Finance and Corporate Controller of Flexalloy Inc., a distributor and provider of vendor managed inventory services. Prior to joining Flexalloy, he spent seven years with the accounting firm Ernst & Young.

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

Our common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were declared or paid during the five years ended December 31, 2012. There is no present intention to pay dividends. Additionally, the terms of the Credit Agreement and the indenture governing the 8.125% senior notes due 2021 restrict our ability to pay dividends.

Quarterly Common Stock Price Ranges

	2012		2011
Quarter	High	Low	High	Low
1st	$21.00	$16.13	$24.48	$16.95
2nd	22.61	16.85	24.40	17.46
3rd	22.88	16.42	23.27	10.95
4th	23.21	18.33	20.29	10.59

The number of shareholders of record for our common stock as of February 28, 2013 was 508.

Issuer Purchases of Equity Securities

Set forth below is information regarding our stock repurchases during the fourth quarter of the fiscal year ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(1)
October 1 — October 31, 2012	—	$—	—	340,920
November 1 — November 30, 2012 (2)	1,805	19.03	—	340,920
December 1 — December 31, 2012 (1)	135,522	20.01	135,522	205,398

TOTAL	137,327	$19.99	135,522	205,398

(1)	On September 27, 2006, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our common stock. During the fourth quarter of 2012, 135,522 shares were purchased as part of this program. On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock, which program replaces the prior share repurchase program.

(2)	Consists of shares of our common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient statutory minimum tax liabilities.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Statement of Operations Data:
Net sales	$1,134,042	$966,573	$813,522	$701,047	$1,068,757
Cost of products sold(a)	927,026	799,248	679,425	597,200	919,297

Gross profit	207,016	167,325	134,097	103,847	149,460
Selling, general and administrative expenses	117,209	105,582	91,755	87,786	105,546
Goodwill impairment charge	—	—	—	—	95,763
Settlement of litigation	13,000	—	—	—	—
Restructuring and impairment charges(a)	—	5,359	3,539	5,206	25,331

Operating income (loss)(a)	76,807	56,384	38,803	10,855	(77,180)
Gain on purchase of 8.375% senior subordinated notes	—	—	—	(6,297)	(6,232)
Gain on acquisition of business	—	—	(2,210)	—	—
Interest expense	26,350	32,152	23,792	23,189	27,869

Income (loss) before income taxes	50,457	24,232	17,221	(6,037)	(98,817)
Income tax expense (benefit)	18,671	(5,203)	2,034	(828)	20,986

Net income (loss)	$31,786	$29,435	$15,187	$(5,209)	$(119,803)

Amounts per common share:
Basic	$2.67	$2.54	$1.34	$(0.47)	$(10.88)

Diluted	$2.62	$2.45	$1.29	$(0.47)	$(10.88)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Other Financial Data:
Net cash flows provided by operating activities	$55,881	$35,861	$67,059	$43,865	$8,547
Net cash flows used by investing activities	(120,284)	(11,098)	(29,851)	(4,772)	(20,398)
Net cash flows provided (used) by financing activities	30,573	17,927	(24,995)	(33,820)	15,164
Depreciation and amortization	17,991	16,177	17,132	18,918	20,933
Capital expenditures, net	23,321	11,098	3,951	5,575	17,466
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	$44,437	$78,001	$35,311	$23,098	$17,825
Working capital	272,255	291,454	219,193	222,748	252,873
Property, plant and equipment	100,431	61,810	68,783	76,631	90,642
Total assets	726,620	614,772	552,532	502,268	619,220
Total debt	378,678	347,580	316,213	333,997	374,646
Shareholders’ equity	101,751	65,442	46,375	22,810	12,755

(a)	In each of the years ended December 31, 2011, 2010, 2009 and 2008, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. The restructuring charges related to the write-down of inventory, have no cash impact and are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities have no cash impact and are reflected in the restructuring and impairment charges. The charges for restructuring and severance are accruals for cash expenses. We made cash payments of $0.1 million and $0.5 million in the years ended December 31, 2010 and 2009, respectively, related to our severance accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2011	2010	2009	2008
	(Dollars in thousands)
Non-cash charges:
Cost of products sold (inventory write-down)	$—	$—	$1,797	$5,544
Asset impairment	5,359	3,539	5,206	24,767
Restructuring and severance	—	—	—	564

Total	$5,359	$3,539	$7,003	$30,875

Charges reflected as restructuring and impairment charges on income statement	$5,359	$3,539	$5,206	$25,331

No dividends were paid during the five years ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to recording of a reversal of a tax valuation allowance in 2011, restructuring and impairment charges in 2011 and 2010, acquisitions in 2012 and 2010 and refinancing in 2012 and 2011.

Executive Overview

We are an industrial Total Supply ManagementTM and diversified manufacturing business, operating in three segments: Supply Technologies, Assembly Components and Engineered Products. Our Supply Technologies business provides our customers with Total Supply ManagementTM, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply ManagementTM includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal markets of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. Assembly Components manufactures industrial hose and injected molded rubber components and fuel filler assemblies. In addition, Assembly Components casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural, construction, heavy-duty truck and marine OEMs, primarily on a sole-source basis. Assembly Components also provides value-added services such as design and engineering and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicone, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements, included elsewhere herein.

Sales and profitability continued to grow substantially in 2012, continuing the trend of the prior year, as the domestic and international economies come out of the recession. Net sales increased 17% and net income increased 8% in 2012 compared to 2011. Net income in 2012 was affected by an unfavorable $13.0 million litigation settlement. Net income in 2011 was affected by a favorable $16.8 million reversal of the deferred tax asset valuation allowance, partially offset by $5.4 million of impairment charges and debt refinancing costs of $7.3 million.

Approximately 29% of our consolidated net sales are to the automotive markets.

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. We recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note C to the consolidated financial statements included elsewhere herein.

On September 30, 2010, we entered a Bill of Sale with Rome, a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to us substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by us. See Note C to the consolidated financial statements included elsewhere herein.

On December 31, 2010, through our subsidiary, Ajax Tocco Magnethermic, we acquired the assets and the related induction heating intellectual property of Pillar for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market. See Note C to the consolidated financial statements included elsewhere herein.

During the third quarter of 2010, we recorded an asset impairment charge of $3.5 million related to the writedown of one of our investments.

On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, we also entered into an amended credit agreement. We also purchased all of our outstanding $183.8 million aggregate principal amount of the senior subordinated notes due 2014 (the “Senior Subordinated Notes”) that were not held by our affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under our then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. We incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

During the third quarter of 2011, we recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit within the Assembly Components business segment.

On March 23, 2012, we completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $96.0 million, net of cash acquired. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in our Assembly Components segment.

In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million and provide a seven-year amortizing term loan for $25.0 million that is secured by certain accounts receivable, inventory, real estate and machinery and equipment. We funded the acquisition with cash of $40.0 million, the $25.0 million term loan provided by the Credit Agreement and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement.

During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

On November 30, 2012, we completed the acquisition of ETM for $1.1 million in cash, promissory notes payable of $0.5 million and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into our Assembly Components segment.

Results of Operations

2012 versus 2011

Net Sales by Segment:

	Year Ended December 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Supply Technologies	$489.6	$486.6	$3.0	1%
Assembly Components	304.0	157.8	146.2	93%
Engineered Products	340.4	322.2	18.2	6%

Consolidated Net Sales	$1,134.0	$966.6	$167.4	17%

Net sales increased $167.4 million to $1,134.0 million in 2012 compared to $966.6 million in 2011 as we experienced volume increases in each of our segments. Supply Technologies sales increased 1% primarily due to volume increases in the heavy-duty truck, recreational, computer office equipment, consumer electronics and lawn and garden industries, which were offset primarily by declines in the appliance, semi-conductor, HVAC and instruments industries. Assembly Components sales increased 93%, primarily from sales of $152.4 million resulting from the acquisition of FRS and increased sales in the rubber products business unit, offset by lower sales in the aluminum business unit. Engineered Products sales increased 6% primarily due to increased business in the capital equipment and forged and machined products business units.

Cost of Products Sold & Gross Profit:

	Year Ended December 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Consolidated cost of products sold	$927.0	$799.2	$127.8	16%

Consolidated gross profit	$207.0	$167.3	$39.7	24%

Gross Margin	18.3%	17.3%

Cost of products sold increased $127.8 million in 2012 to $927.0 million compared to $799.2 million in 2011, while gross margin increased to 18.3% in 2012 from 17.3% in 2011. Cost of products sold increased primarily due to the inclusion of FRS results of $125.7 million in 2012, volume increases and increases in commodity prices, including the prices of steel, aluminum, nickel and copper.

Supply Technologies gross margin increased primarily due to product mix. Engineered Products gross margin increased primarily due to volume increases. Gross margin in the Assembly Components segment increased primarily from sales volume associated with the FRS acquisition, product mix, higher margins on the FRS business and improved operating efficiencies.

Selling, General & Administrative (SG&A) Expenses:

	Year Ended December 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Consolidated SG&A expenses	$117.2	$105.6	$11.6	11%
SG&A percent	10.3%	10.9%

Consolidated SG&A expenses increased 11% in 2012 compared to 2011. However, we generated a 60 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased $11.6 million in 2012 compared to 2011 primarily due to $7.6 million of incremental expense associated with FRS, increases in payroll and payroll related expenses of $1.9 million, FRS acquisition expenses of $1.1 million and $1.0 million of legal expenses associated with the Evraz litigation settlement.

Interest Expense:

	Year Ended December 31,		Change	Percent Change
	2012	2011
	(Dollars in millions)
Interest expense	$26.4	$32.2	$(5.8)	(18)%
Debt extinguishment costs included in interest expense	$0.3	$7.3	$(7.0)	(96)%
Amortization of deferred financing costs and bank service charges	$1.9	$1.9
Average outstanding borrowings	$379.2	$337.3	$41.9	12%
Average borrowing rate	6.88%	7.38%		50 basis points

Interest expense decreased $5.8 million in 2012 compared to 2011, primarily due to higher debt extinguishment costs in 2011 as a result of the refinancing of our Senior Subordinated Notes and the amendment of the Credit Agreement. Average borrowings in 2012 were higher when compared to 2011 due to additional borrowings to fund the acquisition of FRS and the Evraz litigation settlement. The lower average borrowing rate in 2012 was due primarily to the interest rate mix of our credit facility and Notes when compared to the interest rate mix in 2011.

Income Tax:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Income before income taxes	$50.5	$24.2

Income tax expense (benefit)	$18.7	$(5.2)

Effective income tax rate	37.0%	(21.5)%

The provision for income taxes was $18.7 million in 2012 compared to a benefit of $(5.2) million in 2011. The effective income tax rate was 37.0% in 2012 compared to (21.5)% in 2011.

As of December 31, 2011, we were not in a cumulative three-year loss position and determined that it was more likely than not that our U. S. net deferred tax assets would be realized. As of December 31, 2011, we released $16.8 million of the valuation allowance attributable to continuing operations in 2011.

Our net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2012 and 2011. At December 31, 2012, we had fully utilized the net operating loss carryforwards for U.S. federal income tax purposes.

2011 versus 2010

Net Sales by Segment:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Supply Technologies	$486.6	$397.0	$89.6	23%
Assembly Components	157.8	173.6	(15.8)	(9)%
Engineered Products	322.2	242.9	79.3	33%

Consolidated Net Sales	$966.6	$813.5	$153.1	19%

Net sales increased $153.1 million to $966.6 million in 2011 compared to $813.5 million in 2010 as we experienced volume increases in the Supply Technologies and Engineered Products segments. Supply Technologies sales increased 23% primarily due to volume ($53.8 million) increases in the heavy-duty truck, electrical, industrial equipment, auto, recreational, HVAC, furniture, agricultural and construction equipment industries and price increases of $7.3 million, which were offset primarily by declines in the instruments, medical and semi-conductor industries. In addition, there were $29.8 million of incremental sales resulting from the acquisition of the ACS business. Assembly Components sales decreased 9%, resulting primarily from the completion of certain automotive supply contracts ($31.7 million), a minor decline in sales in the rubber products business unit, offset by sales of $9.6 million resulting from the acquisition of the Rome business and price increases of $5.4 million. Engineered Products sales increased 33% primarily due to increased business in both the capital equipment and forged and machined products business units. In addition, there were $26.3 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Consolidated cost of products sold	$799.2	$679.4	$119.8	18%

Consolidated gross profit	$167.3	$134.1	$33.2	25%

Gross Margin	17.3%	16.5%

Cost of products sold increased $119.8 million in 2011 to $799.2 million compared to $679.4 million in 2010, while gross margin increased to 17.3% in 2011 from 16.5% in 2010. Cost of products sold increased primarily due to volume increases and increases in commodity prices, including the prices of steel, aluminum, nickel and copper.

Engineered Products gross margin increased primarily due to volume increases. Gross margin in the Assembly Components segment decreased primarily from reduced sales volume. Gross margin in the Supply Technologies segment was essentially unchanged from 2010.

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

Interest Expense:

	Year Ended December 31,		Change	Percent Change
	2011	2010
	(Dollars in millions)
Interest expense	$32.2	$23.8	$8.4	35%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$1.9	$1.9
Average outstanding borrowings	$337.3	$322.0	$15.3	5%
Average borrowing rate	7.38%	7.39%		1 basis point

Interest expense increased $8.4 million in 2011 compared to 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the Senior Subordinated Notes. Excluding these costs, interest increased primarily due to an increase in average outstanding borrowings.

Income Tax:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Income before income taxes	$24.2	$17.2

Income tax (benefit) expense	$(5.2)	$2.0

Effective income tax rate	(21.5)%	11.6%

The provision for income taxes was $(5.2) million in 2011 compared to $2.0 million in 2010. The effective income tax rate was (21.5)% in 2011 compared to 11.6% in 2010.

We released $16.8 million of the valuation allowance attributable to continuing operations in 2011 compared to $5.8 million in 2010. As of December 31, 2011, we were not in a cumulative three-year loss position and determined that it was more likely than not that our U.S. net deferred tax assets would be realized. As of December 31, 2010, we determined that it was not more likely than not that our net U.S. and certain foreign deferred tax assets would be realized.

Our net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2011 and 2010. At December 31, 2011, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $10.4 million, which will expire between 2024 and 2031.

Liquidity and Sources of Capital

As of December 31, 2012, we had $101.9 million outstanding under the revolving credit facility, approximately $60.4 million of unused borrowing availability under the revolving credit facility and cash and cash equivalents of $44.4 million.

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our long-term debt securities. On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of Notes. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year commencing October 1, 2011. The Notes mature on April 1, 2021. In 2003, we entered into the Credit Agreement with a group of banks which, as subsequently amended, matures at April 7, 2016 and, as amended, currently provides for a revolving credit facility with availability of up to $220.0 million subject to an asset-based formula and a term loan for $25.0 million that is secured by certain accounts receivable, inventory, real estate and machinery and equipment. We have the option to increase the availability under the revolving loan portion of the credit facility by $30.0 million. The revolving credit facility is secured by substantially all our accounts receivable and inventory in the United States and Canada. Borrowings from this revolving credit facility will be used for general corporate purposes. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at our election. The LIBOR-based interest rate is dependent on our debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to us based on percentages of eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25% at our election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016).

Current financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet current cash requirements for at least the next twelve months. The future availability of bank borrowings under the revolving loan portion of the credit facility is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio could materially impact the availability and interest rate of future borrowings.

We may from time to time seek to refinance, retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also repurchase shares of our outstanding common stock. Any such actions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Disruptions, uncertainty or volatility in the credit markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain its business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce its financial flexibility.

We had cash and cash equivalents held by foreign subsidiaries of $42.2 million and $61.2 million at December 31, 2012 and 2011, respectively. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At December 31, 2012, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. We have no intention to repatriate the approximately $77.2 million of undistributed earnings of our foreign subsidiaries as of December 31, 2012. If we were to repatriate these earnings, there would potentially be an adverse tax impact.

At December 31, 2012, our debt service coverage ratio was 2.3, and, therefore, we were in compliance with the debt service ratio covenant contained in the Credit Agreement. We were also in compliance with the other covenants contained in the Credit Agreement as of December 31, 2012. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2013, declines in sales volumes in 2013 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility. We expect to remain in compliance throughout 2013.

The ratio of current assets to current liabilities was 2.42 at December 31, 2012 versus 2.64 at December 31, 2011. Working capital, which we define as current assets less current liabilities, decreased by $19.2 million to $272.3 million at December 31, 2012 from $291.5 million at December 31, 2011. Accounts receivable increased $21.4 million to $161.3 million in 2012 from $139.9 million in 2011 primarily resulting from the acquisition of FRS and its $19.8 million of accounts receivable at December 31, 2012 and the increase in sales volume in 2012. Inventory increased by $13.6 million in 2012 to $215.6 million from $202.0 million in 2011 primarily resulting from the acquisition of FRS. Accounts payable increased $2.5 million to $102.1 million in 2012 from $99.6 million in 2011 as a result of acquiring the accounts payable of FRS of $13.4 million offset by the timing of payments at December 31, 2012. Accrued expenses increased by $8.8 million to $83.3 million in 2012 from $74.5 million in 2011 primarily from acquiring the accrued liabilities of FRS of $12.6 million, offset by a decrease in advance billings of $3.0 million.

During 2012, we provided $55.9 million from operating activities as compared to providing $35.9 million in 2011. The increase in cash provided by operating activities of $20.0 million was primarily the result of a decrease in changes in operating assets and liabilities excluding acquisitions of businesses of $4.2 million in 2012 compared to decreases of $11.7 million in 2011, an increase in net income of $2.4 million and an increase in deferred taxes of $20.4 million. During 2012, we invested $97.0 million for acquisitions, net of cash acquired, and $29.6 million in capital expenditures, which were offset by the receipt of $5.9 million from the sale and leaseback of equipment under operating leases. These activities, plus a net increase in borrowings of $31.1 million, offset by purchases of our common stock of $4.0 million, resulted in a decrease in cash of $33.6 million in 2012.

During 2011, we provided $35.9 million from operating activities as compared to providing $67.1 million in 2010. The decrease in cash provided by operating activities of $31.2 million was primarily the result of a decrease in changes in operating assets and liabilities excluding acquisitions of businesses of $11.7 million in 2011 compared to an increase of $32.8 million in 2010 offset by an increase in net income of $14.2 million. During 2011, we invested $12.7 million in capital expenditures which were offset by the receipt of $1.6 million from the sale of property. These activities, plus cash interest and tax payments of $31.6 million, a net increase in borrowings of $34.8 million, the issuance of the Notes, and purchases of treasury stock of $2.1 million, resulted in an increase in cash of $42.7 million in 2011.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2012, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2012:

		Payments Due or Commitment Expiration Per Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$378,678	$4,411	$8,829	$115,073	$250,365
Interest obligations(1)	167,578	20,313	40,625	40,625	66,015
Operating lease obligations	45,446	12,588	16,007	9,518	7,333
Purchase obligations	127,964	127,939	25	—	—
Postretirement obligations(2)	16,206	2,140	3,970	3,440	6,656
Standby letters of credit and bank guarantees	18,163	10,727	894	6,542	—

Total	$754,035	$178,118	$70,350	$175,198	$330,369

(1)	Interest obligations are included on the Notes only and assume the Notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($2.8 million based on 2.23% average interest rate and outstanding borrowings of $124.2 million at December 31, 2012) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2021.

The table above excludes the liability for unrecognized income tax benefits disclosed in Note H to the consolidated financial statements included elsewhere herein, since we cannot predict with reasonable reliability, the timing of potential cash settlements with the respective taxing authorities.

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

Revenue Recognition:    We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in other current assets in the accompanying consolidated balance sheet. Billings that are in excess of revenue earned on contracts in process are classified in accrued expenses on the accompanying balance sheet. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts:    Accounts receivable have been reduced by an allowance for amounts that may become uncollectable in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

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

Impairment of Long-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, we estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predictable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information was not available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. We recorded $5.4 million of asset impairment charges in 2011 based on appraisals and scrap values. See Note O to the consolidated financial statements included elsewhere herein.

Restructuring:    We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill and Indefinite-Lived Assets:    As required by ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill and indefinite-lived assets at least annually, as of October 1 of each year, or more frequently if impairment indicators arise.

The goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics.

During 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-8, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for the Capital Equipment reporting unit was not impaired and that the two-step approach was not required to be performed for this reporting unit. Based on a review of various qualitative factors, management concluded that the goodwill for the Aluminum Products reporting unit would be tested under the two-step approach. We prepare the quantitative goodwill impairment analysis by comparing the estimated fair value of each reporting unit to its carrying value. Management determined fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for the reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are determined by using the weighted average cost of capital (“WACC”) methodology. The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for the Aluminum reporting unit was 12% which is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As a result of this analysis, we concluded that no impairment existed.

In 2012, we completed the acquisitions of FRS and ETM and recorded additional goodwill of $40.2 million. At December 31, 2012, we had goodwill of $49.7 million. In 2012, based on a review of various qualitative factors, management concluded that the goodwill related to the Aluminum Products, FRS and the Capital Equipment reporting units was not impaired and that the two-step approach was not required to be performed.

At December 31, 2012, we had one indefinite—lived tradename related to the 2012 acquisition of FRS in the amount of $11.5 million. For purposes of impairment testing, we estimated the fair value of the trade name using a “relief from royalty” approach. This approach involves two steps: (1) estimating a reasonable royalty rate for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the trade name. As a result of this analysis, we concluded that no impairment existed.

Income Taxes:    In accordance with ASC 740, “Income Taxes” (“ASC 740”), we account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion.

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

Stock-Based Compensation:    ASC 718, “Compensation-Stock Compensation,” requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. We recorded expense related to stock-based compensation in 2012, 2011, and 2010 of $2.7 million, $2.1 million and $1.7 million (before tax), respectively.

Accounting Guidance Issued But Not Adopted as of December 31, 2012

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of the offsetting disclosures of ASU 2011-11. Both ASUs are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. We are currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of adopting this guidance.

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

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment businesses, included in the Engineered Products segment.

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; potential disruption due to a partial or complete reconfiguration of the European Union; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $124.2 million at December 31, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2012.

Our foreign subsidiaries generally conduct business in local currencies. During 2012, we recorded a favorable foreign currency translation adjustment of $0.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

Cleveland, Ohio

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.

We have audited Park-Ohio Holdings Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Holdings Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fluid Routing Solutions Holding Corp. (FRS), which is included in the 2012 consolidated financial statements of Park-Ohio Holdings Corp. and subsidiaries and constituted 19% of total assets as of December 31, 2012 and 13% and 22% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Park-Ohio Holdings Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of FRS.

In our opinion, Park-Ohio Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Park-Ohio Holdings Corp. and subsidiaries and our report dated March 15, 2013 expressed an unqualified opinion thereon.

Cleveland, Ohio

March 15, 2013

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,437	$78,001
Accounts receivable, less allowances for doubtful accounts of $3,563 in 2012 and $5,483 in 2011	161,273	139,941
Inventories, net	215,579	202,039
Deferred tax assets	19,850	20,561
Unbilled contract revenue	1,385	18,778
Other current assets	21,473	9,622

Total current assets	463,997	468,942
Property, plant and equipment:
Land and land improvements	5,675	3,654
Buildings	56,008	47,594
Machinery and equipment	247,402	208,727

	309,085	259,975
Less accumulated depreciation	208,654	198,165

	100,431	61,810
Other assets:
Goodwill and other intangible assets	99,295	20,187
Other	62,897	63,833

	$726,620	$614,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$102,097	$99,588
Accrued expenses	83,328	74,483
Current portion of long-term debt	4,411	1,415
Current portion of other postretirement benefits	1,906	2,002

Total current liabilities	191,742	177,488
Long-term liabilities, less current portion:
Senior Notes	250,000	250,000
Credit facility	120,629	93,000
Other long-term debt	3,638	3,165
Deferred tax liabilities	31,507	1,392
Other postretirement benefits and other long-term liabilities	27,353	24,285

	433,127	371,842
Shareholders’ equity:
Capital stock, par value $1 per share
Serial preferred stock:
Authorized — 632,470 shares; Issued and outstanding — none	—	—
Common stock:
Authorized — 40,000,000 shares; Issued — 14,109,255 shares in 2012 and 13,813,774 in 2011	14,109	13,814
Additional paid-in capital	76,870	70,248
Retained earnings	42,178	10,392
Treasury stock, at cost, 1,872,265 shares in 2012 and 1,673,926 shares in 2011	(24,575)	(20,607)
Accumulated other comprehensive loss	(6,831)	(8,405)

	101,751	65,442

	$726,620	$614,772

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Net sales	$1,134,042	$966,573	$813,522
Cost of products sold	927,026	799,248	679,425

Gross profit	207,016	167,325	134,097
Selling, general and administrative expenses	117,209	105,582	91,755
Restructuring and asset impairment charges	—	5,359	3,539
Settlement of litigation	13,000	—	—

Operating income	76,807	56,384	38,803
Gain on acquisition of business	—	—	(2,210)
Interest expense	26,350	32,152	23,792

Income before income taxes	50,457	24,232	17,221
Income tax expense (benefit)	18,671	(5,203)	2,034

Net income	$31,786	$29,435	$15,187

Amounts per common share:
Basic	$2.67	$2.54	$1.34

Diluted	$2.62	$2.45	$1.29

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$31,786	$29,435	$15,187
Other comprehensive income:
Foreign currency translation gain (loss)	585	(1,387)	(711)
Pension and postretirement benefit adjustment, net of tax	989	(9,456)	8,263

Total other comprehensive income (loss)	1,574	(10,843)	7,552

Comprehensive income, net of tax	$33,360	$18,592	$22,739

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2010	$13,274	$66,323	$(34,230)	$(17,443)	$(5,114)	$22,810
Other comprehensive income	—	—	15,187	—	7,552	22,739
Amortization of restricted stock	—	1,463	—	—	—	1,463
Restricted share units exchanged for restricted stock	13	(13)	—	—	—	—
Restricted stock awards	101	(101)	—	—	—	—
Restricted stock cancelled	(14)	14	—	—	—	—
Purchase of treasury stock (85,027 shares)	—	—	—	(1,059)	—	(1,059)
Exercise of stock options (23,166 shares)	23	127	—	—	—	150
Share-based compensation	—	272	—	—	—	272

Balance at December 31, 2010	13,397	68,085	(19,043)	(18,502)	2,438	46,375
Other comprehensive income	—	—	29,435	—	(10,843)	18,592
Amortization of restricted stock	—	1,988	—	—	—	1,988
Restricted stock awards	194	(194)	—	—	—	—
Purchase of treasury stock (114,930 shares)	—	—	—	(2,105)	—	(2,105)
Exercise of stock options (223,300 shares)	223	271	—	—	—	494
Share-based compensation	—	98	—	—	—	98

Balance at December 31, 2011	13,814	70,248	10,392	(20,607)	(8,405)	65,442
Other comprehensive income	—	—	31,786	—	1,574	33,360
Amortization of restricted stock	—	2,584	—	—	—	2,584
Restricted stock awards	258	(258)	—	—	—	—
Common stock award (31,606 shares)	31	573	—	—	—	604
Restricted stock cancelled	(32)	32	—	—	—	—
Purchase of treasury stock (198,339 shares)	—	—	—	(3,968)	—	(3,968)
Exercise of stock options (38,250 shares)	38	441	—	—	—	479
Income tax effect of share-based compensation exercises and vesting	—	416	—	—	—	416
Income tax effect of suspended benefits from share-based compensation	—	2,819	—	—	—	2,819
Share-based compensation	—	15	—	—	—	15

Balance at December 31, 2012	$14,109	$76,870	$42,178	$(24,575)	$(6,831)	$101,751

See notes to consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$31,786	$29,435	$15,187
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17,991	16,177	17,132
Restructuring and asset impairment charges	—	5,359	3,539
Debt extinguishment costs	305	7,335	—
Gain on acquisition of business	—	—	(2,210)
Gain on sale of property	(250)	—	—
Deferred income taxes	7,539	(12,817)	(1,126)
Share-based compensation expense	2,725	2,086	1,735
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	9,754	(13,533)	(7,624)
Inventories and other current assets	7,133	(8,763)	10,067
Accounts payable and accrued expenses	(21,397)	18,057	28,068
Other	295	(7,475)	2,291

Net cash provided by operating activities	55,881	35,861	67,059
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,625)	(12,673)	(3,951)
Proceeds from sale and leaseback transactions	5,904	—	—
Business acquisitions, net of cash acquired	(96,963)	—	(25,900)
Proceeds from the sale of property	400	1,575	—

Net cash used by investing activities	(120,284)	(11,098)	(29,851)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	25,870	—	—
Payments on term loans and other debt	(3,650)	(37,598)	(8,944)
Bank debt issue costs	(876)	(1,079)	(4,142)
Proceeds from (payments on) revolving credit facility	8,879	2,800	(11,000)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	—	244,970	—
Redemption of 8.375% senior subordinated notes due 2014	—	(189,555)	—
Issuance of common stock under stock option plan	1,083	494	150
Income tax effect of suspended benefits from share-based compensation	2,819	—	—
Income tax effect of share-based compensation exercises and vesting	416	—	—
Purchase of treasury stock	(3,968)	(2,105)	(1,059)

Net cash provided (used) by financing activities	30,573	17,927	(24,995)
Effect of exchange rate changes on cash	266	—	—

(Decrease) increase in cash and cash equivalents	(33,564)	42,690	12,213
Cash and cash equivalents at beginning of year	78,001	35,311	23,098

Cash and cash equivalents at end of year	$44,437	$78,001	$35,311

Income taxes paid	$5,548	$4,648	$1,217
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011)	23,832	26,993	23,324

See notes to consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $27,206 and $24,881 at December 31, 2012 and 2011, respectively. Inventory consigned to others was $6,585 and $6,546 at December 31, 2012 and 2011, respectively.

Major Classes of Inventories

	December 31,
	2012	2011
Finished goods	$112,986	$122,010
Work in process	27,909	20,660
Raw materials and supplies	74,684	59,369

	$215,579	$202,039

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

Goodwill and Indefinite-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

Goodwill and indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, Intangibles — Goodwill and Other.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. We have identified our reporting units at the component level, or one level below our operating segments. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our October 1, 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we identify and assess relevant drivers of fair value and events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company-specific events and share price trends, and the assessment of whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

If our qualitative assessment concludes that it is more likely than not that impairment exists then a quantitative assessment is required. In a quantitative assessment, we use an income

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation:    The Company follows the provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense for awards with service conditions only that are subject to graded vesting is recognized on a straight-line basis over the term of the vesting period.

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

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenues in the accompanying consolidated

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. Billings that are in excess of revenues earned on contracts in process are classified in accrued expenses in the accompanying balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. During 2012 and 2011, we sold approximately $76,482 and $63,202, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2012 and 2011, a loss in the amount of $314 and $281, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Income. These losses represented implicit interest on the transactions.

Software Development Costs:    Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $1,183, $1,533 and $2,213 in 2012, 2011 and 2010, respectively.

Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2012, the Company had uncollateralized receivables with four customers in the automotive industry, each with several locations, aggregating $18,791, which represented approximately 12% of the Company’s trade accounts receivable. During 2012, sales to these customers amounted to approximately $132,321, which represented approximately 12% of the Company’s net sales.

Shipping and Handling Costs:    All shipping and handling costs are included in cost of products sold in the Consolidated Statements of Income.

Environmental:    The Company accrues environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers.

Foreign Currency Translation:    The functional currency for a majority of subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted-average

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in accumulated comprehensive income (loss) in shareholders’ equity.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income (“OCI”). Also, items that are reclassified from OCI to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, deferring its requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or to disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The Company adopted ASU No. 2011-05 in the first quarter 2012 and elected to present the components of net income and comprehensive income in two separate but consecutive statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Reclassification:    Certain amounts in the prior years’ financial statement have been reclassified to conform to the current year presentation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — Segments

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS expanded the Company’s sales of assembled components.

During the second quarter of 2012, as a result of the FRS acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment) and Delo Screw Products (previously included in the Supply Technologies segment) with FRS to form the Assembly Components segment. The former Manufactured Products segment is now referred to as Engineered Products. The results of operations of FRS from the date of the acquisition through December 31, 2012 are included in the Assembly Components segment. The business segment results for the prior years have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Total Supply ManagementTM manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2012	2011	2010
Net sales:
Supply Technologies	$489,651	$486,571	$397,038
Assembly Components	304,003	157,764	173,555
Engineered Products	340,388	322,238	242,929

	$1,134,042	$966,573	$813,522

Segment operating income:
Supply Technologies	$33,748	$31,303	$21,738
Assembly Components	19,944	1,425	6,972
Engineered Products	55,040	45,289	28,827

	108,732	78,017	57,537
Corporate costs	(18,925)	(16,274)	(15,195)
Settlement of litigation	(13,000)	—	—
Gain on acquisition of business	—	—	2,210
Restructuring and asset impairment charge	—	(5,359)	(3,539)
Interest expense (includes $305 and $7,335 of debt extinguishment costs in 2012 and 2011)	(26,350)	(32,152)	(23,792)

Income before income taxes	$50,457	$24,232	$17,221

Identifiable assets:
Supply Technologies	$207,002	$225,346	$215,147
Assembly Components	230,049	73,065	82,819
Engineered Products	199,362	195,834	174,185
General corporate	90,207	120,527	80,381

	$726,620	$614,772	$552,532

Depreciation and amortization expense:
Supply Technologies	$3,885	$4,555	$5,205
Assembly Components	9,475	7,180	7,967
Engineered Products	3,153	3,900	3,589
General corporate	1,478	542	371

	$17,991	$16,177	$17,132

Capital expenditures:
Supply Technologies	$1,632	$1,308	$1,414
Assembly Components	22,115	7,747	707
Engineered Products	3,132	895	1,786
General corporate	2,746	2,723	44

	$29,625	$12,673	$3,951

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2012	2011	2010
Supply Technologies:
Supply Technologies	87%	88%	88%
Engineered specialty products	12%	11%	11%
Other	1%	1%	1%

	100%	100%	100%

Assembly Components:
Fluid routing	50%	—	—
Aluminum products	39%	81%	83%
Rubber and plastics	9%	15%	14%
Screw products	2%	4%	3%

	100%	100%	100%

Engineered Products:
Capital equipment	80%	81%	81%
Forged and machined products	20%	19%	19%

	100%	100%	100%

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2012	2011	2010
United States	77%	76%	73%
Asia	6%	9%	10%
Canada	8%	5%	6%
Mexico	4%	3%	3%
Europe	4%	5%	5%
Other	1%	2%	3%

	100%	100%	100%

The basis for attributing revenue to individual countries is final shipping destination.

At December 31, 2012, 2011 and 2010, approximately 81%, 68% and 75%, respectively, of the Company’s assets were maintained in the United States.

NOTE C — Acquisitions

On March 23, 2012, the Company completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $95,962, net of cash acquired. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America,

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $152,445 and net income of $7,140 for the period from the date acquired through December 31, 2012. The Company funded the acquisition with cash of $40,000, a $25,000 seven-year amortizing term loan provided by the Credit Agreement and secured by accounts receivable, inventory, certain real estate and machinery and equipment of the Company and $33,772 of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the preliminary purchase price is allocated as follows:

Cash and cash equivalents	$2,810
Accounts receivable	30,920
Inventories	12,355
Prepaid expenses and other current assets	2,674
Property, plant and equipment	30,258
Customer relationships	29,400
Trademarks and trade name	11,500
Other assets	212
Accounts payable	(17,815)
Accrued expenses	(15,599)
Deferred tax liability	(26,424)
Other long-term liabilities	(776)
Goodwill	39,257

Total purchase price	$98,772

There were $1,139 of direct transaction costs included in selling, general and administrative expenses during the year ended December 31, 2012 related to the acquisition of FRS.

The following pro forma information gives effect to the Company’s acquisition of FRS as if the acquisition occurred on January 1, 2011 and FRS had been included in the Company’s Consolidated Statements of Income for the years ended December 31, 2012 and 2011.

	Years ended December 31,
	2012	2011
(Unaudited)
Pro forma revenues	$1,184,911	$1,152,072
Pro forma net income	$39,134	$39,436
Earnings per share:
Basic	$3.28	$3.41
Diluted	$3.23	$3.29

The historical consolidated financial information of the Company and FRS has been adjusted in the pro forma information to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact on the combined results.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 30, 2012, the Company completed the acquisition of Elastomeros Tecnicos Moldeados Inc, (“ETM”) for $1,082 in cash, $500 in promissory notes payable and $125 annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into the Company’s Assembly Components segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to ETM’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2012, the effective date of the acquisition. Based on the preliminary purchase price allocation, goodwill of $960 was recorded.

Direct transaction costs associated with this acquisition during the year ended December 31, 2012 were not material. Assuming this acquisition had taken place at the beginning of 2011, pro forma results would not have been materially different.

Effective August 31, 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to Assembly Components Systems (“ACS”) business unit of Lawson Products, Inc. The net assets acquired were integrated into the Company’s Supply Technologies business segment. The fair value of the net assets acquired exceeded the total purchase price and, accordingly, resulted in a gain on acquisition of business of $2,210. On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings. The assets of Rome were integrated into the Company’s Assembly Components segment. On December 31, 2010, the Company, through its subsidiary Ajax Tocco Magnathermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). The assets of Pillar have been integrated into the Company’s Engineered Products segment. The acquisitions of Rome and Pillar were accounted for under the acquisition method of accounting and resulted in goodwill of $4,572 and $990, respectively.

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

December 31, 2010
(Unaudited)
Pro forma revenues	$881,271
Pro forma net income	$15,072
Earnings per share:
Basic	$1.33
Diluted	$1.28

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2010	$—	$—	$4,155	$4,155
Foreign currency translation	—	—	(211)	(211)
Acquisitions	—	4,572	584	5,156

Balance at December 31, 2010	—	4,572	4,528	9,100
Foreign currency translation	—	—	(43)	(43)
Finalization of Pillar purchase price allocation	—	—	406	406

Balance at December 31, 2011	—	4,572	4,891	9,463
Foreign currency translation	—	—	35	35
Acquisitions	—	40,217	—	40,217

Balance at December 31, 2012	$—	$44,789	$4,926	$49,715

Other intangible assets were acquired in connection with acquisitions. Information regarding other intangible assets as of December 31, 2012 and 2011 follows:

		2012			2011
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$41,720	$5,724	$35,996	$11,670	$3,320	$8,350
Other	3,420	1,336	2,084	3,420	1,046	2,374

	$45,140	$7,060	38,080	$15,090	$4,366	10,724

Indefinite-lived tradenames			11,500			—
Goodwill			49,715			9,463

Goodwill and other intangible assets			$99,295			$20,187

Amortization of other intangible assets was $2,511 for the year ended December 31, 2012, $1,449 for the year ended December 31, 2011 and $745 for the year ended December 31, 2010. Amortization expense for each of the five years following December 31, 2012 is approximately $3,139 in 2013 and $3,081 for each of the four subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was 13.3 years for non-contractual customer relationships and 12.2 years for other intangible assets.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2012	2011
Pension assets	$52,949	$49,575
Deferred financing costs, net	6,970	7,253
Software development costs	791	1,920
Other	2,187	5,085

Totals	$62,897	$63,833

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2012	2011
Accrued salaries, wages and benefits	$20,117	$15,771
Advance billings	27,165	30,180
Warranty accrual	6,889	4,208
Interest payable	5,497	5,106
Taxes, income and other	6,092	4,331
Other	17,568	14,887

Totals	$83,328	$74,483

Substantially all advance billings relate to the Company’s capital equipment business unit. Warranty liabilities are primarily associated with the Company’s capital equipment business unit and the fluid routing solutions business.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$4,208	$4,046	$2,760
Claims paid during the year	(6,030)	(3,421)	(1,260)
Warranty expense	5,395	3,583	2,294
Acquired warranty liabilities	3,316	—	—
Other	—	—	252

Balance at end of year	$6,889	$4,208	$4,046

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2012	2011
8.125% senior notes due 2021	$250,000	$250,000
Revolving credit	101,879	93,000
Term loan	22,321	—
Other	4,478	4,580

	378,678	347,580
Less current maturities	4,411	1,415

Total	$374,267	$346,165

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. The Company is a party to a credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”) with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200,000 to $220,000, and provide a term loan for $25,000. The Company may increase the commitment by an additional $30,000 during the term of the Credit Agreement. The Credit Agreement is secured by accounts receivable, inventory, certain real estate and machinery and equipment. At December 31, 2012, in addition to amounts borrowed under the revolving credit facility, there was $9,001 outstanding for standby letters of credit. An annual fee of up to .5% is imposed by the bank on the unused borrowing capacity and is based on the total aggregate credit facility used. Amounts borrowed under the revolving credit facility may be borrowed at either LIBOR plus 1.75% to 2.75% or the bank’s prime lending rate minus .25% to 1.00% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2.0% at December 31, 2012. At December 31, 2012 the Company had approximately $60,364 of unused borrowing capacity available under the revolving credit facility. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.14% at December 31, 2012.

Maturities of long-term debt during each of the five years following December 31, 2012 are approximately $4,411 in 2013, $4,413 in 2014, $4,416 in 2015, $114,332 in 2016 and $741 in 2017.

Foreign subsidiaries of the Company had no borrowings at December 31, 2012 and 2011, respectively and outstanding bank guarantees of approximately $9,161 at December 31, 2012 under their credit arrangements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2012, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 6.15% at December 31, 2012.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2012 and 2011. The approximate fair value of the Notes was $266,250 at December 31, 2012 and $247,500 at December 31, 2011. The fair value of the Notes is estimated based on a third-party’s bid price, which was determined to be a Level 1 input.

In connection with the sale of the Notes, the Company incurred debt extinguishment costs related primarily to premiums and other transaction costs and wrote off deferred financing costs totaling $7,335 in 2011. In connection with the amendment to the Credit Agreement in 2012, the Company wrote off deferred financing costs of $305.

NOTE H — Income Taxes

Income from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2012	2011	2010
United States	$35,027	$13,844	$6,723
Outside the United States	15,430	10,388	10,498

	$50,457	$24,232	$17,221

Income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current expense (benefit):
Federal	$5,920	$(41)	$61
State	812	497	573
Foreign	4,400	7,158	2,526

	11,132	7,614	3,160
Deferred expense (benefit):
Federal	7,522	(9,661)	(2,014)
State	(262)	(2,563)	689
Foreign	279	(593)	199

	7,539	(12,817)	(1,126)

Income tax expense (benefit)	$18,671	$(5,203)	$2,034

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows:

Rate Reconciliation	2012	2011	2010
Tax at statutory rate	$17,660	$8,477	$6,027
Effect of state income taxes, net	920	153	1,048
Effect of foreign operations	(71)	2,910	1,472
Valuation allowance, federal and foreign	(167)	(16,820)	(6,475)
Non-deductable items	577	378	480
Gain on asset purchase	—	—	(772)
Other, net	(248)	(301)	254

Total	$18,671	$(5,203)	$2,034

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Postretirement benefit obligation	$7,031	$6,970
Inventory	11,522	11,682
Net operating loss and credit carryforwards	5,290	9,677
Goodwill	626	1,862
Other	13,166	12,725

Total deferred tax assets	37,635	42,916
Deferred tax liabilities:
Depreciation and amortization	8,707	83
Inventory	611	—
Pension	19,176	17,491
Intangible assets and other	16,556	1,764

Total deferred tax liabilities	45,050	19,338

Net deferred tax (liabilities) assets prior to valuation allowances	(7,415)	23,578
Valuation allowances	(4,242)	(4,409)

Net deferred tax (liability) asset	$(11,657)	$19,169

At December 31, 2012, the Company has state and foreign net operating loss carryforwards for income tax purposes. The foreign net operating loss carryforward is $2,760, of which $650 expires in 2022 and the remainder has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $4,804 that expires between 2013 and 2032. The Company also has alternative minimum tax credit carryforwards of $879 that have no expiration date.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2009 through 2012 remain open for examination by the U.S. and various state and foreign taxing authorities.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and 2011, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. As of December 31, 2012, the Company reversed a valuation allowance of $328 against its state net operating loss carryforward and as of December 31, 2011, the Company reversed a valuation allowance of $16,820 against its U.S. deferred tax assets. As of December 31, 2012 and 2011, the Company recorded valuation allowances of $161 and $565, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Unrecognized Tax Benefit — January 1,	$5,977	$6,142	$5,718
Gross Increases — Tax Positions in Prior Period	123	32	283
Gross Decreases — Tax Positions in Prior Period	(2)	(129)	(4)
Gross Increases — Tax Positions in Current Period	60	135	341
Settlements	—	—	(18)
Lapse of Statute of Limitations	(70)	(203)	(178)

Unrecognized Tax Benefit — December 31,	$6,088	$5,977	$6,142

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,870 at December 31, 2012 and $4,794 at December 31, 2011. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2012 and 2011, the Company recognized approximately $58 and $19, respectively, in net interest and penalties. The Company had approximately $759 and $701 for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

Deferred taxes have not been provided on approximately $77,221 of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practicable to determine the unrecognized tax liability on such undistributed earnings.

NOTE I — Stock Plan

Under the provisions of the Company’s 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 1998 Plan is 3,700,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options awarded in 2012, 2011 and 2010.

A summary of stock option activity as of December 31, 2012 and changes during the year then ended is presented below:

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	228,334	$14.58
Granted	—	—
Exercised	(38,250)	12.52
Canceled or expired	(3,750)	13.40

Outstanding — end of year	186,334	$15.02	3.5 years	$1,172
Options exercisable	186,334	15.02	3.5 years	1,172

Exercise prices for options outstanding as of December 31, 2012 range from $3.05 to $6.28, $14.12 to $15.61 and $20.00 to $24.92. The number of options outstanding and exercisable at December 31, 2012, which correspond with these ranges, are 29,500, 116,834 and 40,000, respectively. The weighted average contractual life of these options is 3.5 years.

The fair value provisions for option awards resulted in compensation expense of $15, $98, and $272 (before tax), for 2012, 2011 and 2010, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $755, $3,609 and $368, respectively. Net cash proceeds from the exercise of stock options were $479, $494 and $150, respectively.

In 2012, the Company awarded an employee the option to purchase up to an aggregate of $500 of common stock at its then current market value at a 20% discount and recognized compensation expense of $125.

A summary of restricted share activity for the year ended December 31, 2012 is as follows:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — beginning of year	393,094	$9.77
Granted	258,000	19.57
Vested	(233,551)	9.19
Canceled or expired	(32,375)	15.73

Outstanding — end of year	385,168	$14.94

The Company recognized compensation expense of $2,584, $1,988 and $1,463 for the years ended December 31, 2012, 2011 and 2010, respectively, relating to restricted shares.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $4,642, $3,986, and $4,043, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

As of December 31, 2012, the Company had unrecognized compensation expense of $5,549, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.1 years.

The number of shares available for future grants for all plans at December 31, 2012 is 491,003.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ATM is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6,000 in direct and $4,000 in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment, which was recently filed by ATM, is currently pending before the district court. A bench trial is set to begin in April of 2013.

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

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2012 and 2011:

	Pension		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$52,259	$49,672	$18,559	$18,432
Service cost	2,157	1,627	49	52
Interest cost	2,243	2,329	771	857
Actuarial losses	4,318	3,015	1,143	1,346
Benefits and expenses paid, net of contributions	(4,545)	(4,384)	(2,040)	(2,128)

Benefit obligation at end of year	$56,432	$52,259	$18,482	$18,559

Change in plan assets
Fair value of plan assets at beginning of year	$101,834	$110,458	$—	$—
Actual return (loss) on plan assets	13,692	(2,740)	—	—
Company contributions	—	—	2,040	2,128
Cash transfer to fund postretirement benefit payments	(1,600)	(1,500)	—	—
Benefits and expenses paid, net of contributions	(4,545)	(4,384)	(2,040)	(2,128)

Fair value of plan assets at end of year	$109,381	$101,834	$—	$—

Funded (underfunded) status of the plans	$52,949	$49,575	$(18,482)	$(18,559)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension		Postretirement Benefits
	2012	2011	2012	2011
Noncurrent assets	$52,949	$49,575	$—	$—
Noncurrent liabilities	—	—	16,576	16,557
Current liabilities	—	—	1,906	2,002

	$52,949	$49,575	$18,482	$18,559

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss	$20,275	$22,345	$7,592	$7,052
Net prior service cost	104	148	—	—
Net transition (asset)	(51)	(91)	—	—

Accumulated other comprehensive loss	$20,328	$22,402	$7,592	$7,052

As of December 31, 2012 and 2011, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

The pension plan weighted-average asset allocation at December 31, 2012 and 2011 and target allocation for 2013 are as follows:

		Plan Assets
	Target 2013	2012	2011
Asset Category
Equity securities	45-75%	64.4%	66.4%
Debt securities	10-40	27.8	24.6
Other	0-20	7.8	9.0

	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Collective trust and pooled insurance funds:
Common stock	$40,082	$2,468	$—	$42,550	$40,649	$2,088	$—	$42,737
Equity Funds	23,852	—	—	23,852	21,102	—	—	21,102
Foreign Stock	4,099	—	—	4,099	3,820	—	—	3,820
U.S. Government obligations	6,460	—	—	6,460	7,176	—	—	7,176
Fixed income funds	17,079	—	—	17,079	12,492	—	—	12,492
Corporate Bonds	6,838	—	—	6,838	5,420	—	—	5,420
Cash and Cash Equivalents	1,970	—	—	1,970	2,964	—	—	2,964
Hedge funds	—	—	6,374	6,374	—	—	5,936	5,936
Other	159	—	—	159	187	—	—	187

	$100,539	$2,468	$6,374	$109,381	$93,810	$2,088	$5,936	$101,834

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

The following table presents a reconciliation of Level 3 assets held during the years ended December 31, 2012 and 2011.

	Balance Beginning of Year	Net Unrealized Gain (Loss)	Purchases	Balance End of Year
Hedge Funds:
2012	$5,936	$438	$—	$6,374

2011	$—	$(64)	$6,000	$5,936

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31 and to measure the net periodic benefit cost in the following year.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	3.66%	4.50%	5.00%	3.35%	4.50%	5.00%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	2.00%	2.00%	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2012, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2012 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 7.0% and a 7.25% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2012. The rates were assumed to decrease gradually to 5.0% for medical and drug for 2042 and remain at that level thereafter.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service costs	$2,157	$1,627	$295	$49	$52	$31
Interest costs	2,243	2,329	2,596	771	857	959
Expected return on plan assets	(8,231)	(8,950)	(7,932)	—	—	—
Transition obligation	(40)	(40)	(40)	—	—	—
Amortization of prior service cost	44	44	61	(96)	(96)	(96)
Recognized net actuarial loss	927	—	366	699	449	381

Benefit (income) costs	$(2,900)	$(4,990)	$(4,654)	$1,423	$1,262	$1,275

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$22,402	$7,701	$15,900	$7,052	$6,059	$4,980
Net (gain)/loss arising during the year	(1,143)	14,704	(7,811)	1,143	1,346	1,364
Recognition of prior service cost/(credit)	(44)	(44)	(62)	96	96	96
Recognition of (gain)/loss	(887)	41	(326)	(699)	(449)	(381)

Total recognized in accumulated other comprehensive loss at end of year	$20,328	$22,402	$7,701	$7,592	$7,052	$6,059

The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2013 are $(731), $44 and $(40), respectively.

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2013 is $802 and $(96), respectively.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2013	$4,072	$2,140	$234	$1,906
2014	4,067	2,040	223	1,817
2015	4,044	1,930	210	1,720
2016	4,051	1,780	197	1,583
2017	4,236	1,660	182	1,478
2018 to 2022	21,569	6,656	739	5,917

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components in 2012	$63	$(56)
Effect on postretirement benefit obligation as of December 31, 2012	$1,501	$(1,328)

The Company expects to have no contributions to its defined benefit plans in 2013.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $476 in 2012 related to the SERP and $389 in 2011 and 2010. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven-year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

NOTE L — Leases

Future minimum lease commitments during each of the five years following December 31, 2012 and thereafter are as follows: $12,588 in 2013, $9,149 in 2014, $6,858 in 2015, $5,416 in 2016, $4,102 in 2017 and $7,333 thereafter. Rental expense for 2012, 2011 and 2010 was $15,799, $16,363 and $13,068, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,560. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

During 2012, we entered into sales leaseback transactions for certain equipment. No gains or losses resulted from these transactions and the leases are being accounted for as operating leases.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
NUMERATOR
Net income	$31,786	$29,435	$15,187

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	11,920	11,580	11,314
Effect of dilutive securities:
Employee stock options and restricted shares	196	419	493

Denominator for diluted earnings per share — weighted average shares and assumed conversions	12,116	11,999	11,807
Amounts per common share:
Basic	$2.67	$2.54	$1.34

Diluted	$2.62	$2.45	$1.29

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Stock options for 20,000, 40,000 and 201,100 shares of common stock were excluded in the years ended December 31, 2012, 2011 and 2010, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — Accumulated Comprehensive Income (Loss)

The changes in accumulated comprehensive income (loss) are as follows for the years ended December 31, 2012, 2011 and 2010:

	Cumulative Translation Adjustment	Pension and Postretirement benefits	Total
Balance at January 1, 2010	$6,950	$(12,064)	$(5,114)
Translation (loss)	(711)	—	(711)
Net gain (loss) arising during the year, net of tax of $(1,211)	—	7,658	7,658
Recognition of prior service (cost) credit, net of tax of $(3)	—	(31)	(31)
Recognition of gain (loss), net of tax of $71	—	636	636

Balance at December 31, 2010	6,239	(3,801)	2,438
Translation (loss)	(1,387)	—	(1,387)
Net gain (loss) arising during the year, net of tax of $(6,420)	—	(9,630)	(9,630)
Recognition of prior service (cost) credit, net of tax of $(21)	—	(31)	(31)
Recognition of gain (loss), net of tax of $203	—	205	205

Balance at December 31, 2011	4,852	(13,257)	(8,405)
Translation gain	585	—	585
Net gain (loss) arising during the year, net of tax of $0	—	—	—
Recognition of prior service (cost) credit, net of tax of $(18)	—	(34)	(34)
Recognition of gain (loss), net of tax of $563	—	1,023	1,023

Balance at December 31, 2012	$5,437	$(12,268)	$(6,831)

NOTE O — Restructuring and Unusual Charges

During the third quarter of 2011, the Company recorded a $5,359 restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit.

During the third quarter of 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3,539 included in the Assembly Components segment.

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)
2012
Net sales	$263,056	$308,817	$286,462	$275,707
Gross profit	48,879	55,950	53,930	48,257
Net income	$8,956	$4,443	$10,728	$7,659

Amounts per common share:
Basic	$0.76	$0.37	$0.89	$0.64

Diluted	$0.74	$0.37	$0.88	$0.63

2011
Net sales	$241,628	$246,808	$243,544	$234,593
Gross profit	41,935	45,180	41,844	38,366
Net income (loss)	$8,729	$(1,107)	$2,870	$18,943

Amounts per common share:
Basic	$0.76	$(0.10)	$0.25	$1.62

Diluted	$0.73	$(0.10)	$0.24	$1.58

Note 1 —	In the first quarter of 2012, the Company completed the acquisition of FRS, a leading manufacturer of industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries, in an all cash transaction for approximately $98,772.

Note 2 —	In the second quarter of 2012, the Company entered into a settlement agreement with a customer pursuant to which it agreed to settle all claims subject to an arbitration agreement by paying the customer $13,000 in cash.

Note 3 —	In the second quarter of 2011, the Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs associated with its 8.375% senior subordinated notes due 2014 totaling $7,335 and recorded a provision for foreign taxes of $2,100 resulting from the retirement of $26,165 of such notes that were held by an affiliate.

Note 4 —	In the third quarter of 2011, the Company recorded a $5,359 restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit

Note 5 —	In the fourth quarter of 2011, the Company reversed its deferred tax valuation allowance of $11,271.

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2012:
Allowances deducted from assets:
Trade receivable allowances	$5,483	$1,776	$(3,696	)(A)	$3,563
Inventory obsolescence reserve	24,881	11,641	(9,316	)(B)	27,206
Tax valuation allowances	4,409	(167)	—		4,242
Product warranty liability	4,208	5,395	(2,714	)(C)	6,889
Year Ended December 31, 2011:
Allowances deducted from assets:
Trade receivable allowances	$6,011	$708	$(1,236	)(A)	$5,483
Inventory obsolescence reserve	22,788	7,433	(5,340	)(B)	24,881
Tax valuation allowances	22,386	(17,977)	—		4,409
Product warranty liability	4,046	3,583	(3,421	)(C)	4,208
Year Ended December 31, 2010:
Allowances deducted from assets:
Trade receivable allowances	$8,388	$2,581	$(4,958	)(A)	$6,011
Inventory obsolescence reserve	21,456	8,956	(7,624	)(B)	22,788
Tax valuation allowances	30,668	(5,754)	(2,528	)(D)	22,386
Product warranty liability	2,760	2,294	(1,008	)(C)	4,046

Note (A)- Uncollectable accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Claims paid, net of acquired warranty liabilities of $3,316 in 2012.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the our independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2012.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fluid Routing Solutions Holding Corp., which is included in our 2012 consolidated financial statements and constituted 19% of total assets as of December 31, 2012 and 13% and 22% of net sales and net income, respectively, for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework contained in the COSO Report. This report is included at page 42 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this annual report on Form 10-K.

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

The following table provides information about our common stock that may be issued under our equity compensation plan as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise price of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	186,334	$15.02	491,003
Equity compensation plans not approved by security holders	—	—	—

Total	186,334	$15.02	491,003

(1)	Includes our Amended and Restated 1998 Long-Term Incentive Plan.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the material contained under the captions “Certain Matters Pertaining to the Board of Directors and Corporate Governance — Company Affiliations with the Board of Directors and Nominees” and “Transactions With Related Persons” in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services

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

PARK-OHIO HOLDINGS CORP. (Registrant)

By:	/s/ W. SCOTT EMERICK
W. Scott Emerick, Vice President
and Chief Financial Officer

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director

* W. Scott Emerick	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Matthew V. Crawford	President, Chief Operating Officer and Director

* Patrick V. Auletta	Director

* Kevin R. Greene	Director	March 15, 2013

* A. Malachi Mixon, III	Director

* Dan T. Moore	Director

* Ronna Romney	Director

* Steven H. Rosen	Director

* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 15, 2013	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

PARK-OHIO HOLDINGS CORP.

For the Year Ended December 31, 2012

EXHIBIT INDEX

Exhibit
2.1	Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LLP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012 (filed as Exhibit 2.1 to From 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.1	Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.2	Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.1	Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan, Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, Key Bank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2	Indenture, dated as of April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.1	Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on May 30, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit
10.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7*	Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.8*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*	2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11	Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.12	Asset Purchase Agreement, dated as of August 31, 2010, by and among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13	Bill of Sale, dated September 30, 2010, by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

21.1	List of Subsidiaries of Park-Ohio Holdings Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.