Form 10-Q
period 2013-09-30
PARK OHIO HOLDINGS CORP
filed 2013-11-12
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2013, 12,368,244 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 35.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		Adjusted (1)
	September 30, 2013	December 31, 2012
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$64.3	$44.4
Accounts receivable, less allowances for doubtful accounts of $5.1 million at September 30, 2013 and $3.5 million at December 31, 2012	180.1	160.4
Inventories, net	217.5	215.6
Deferred tax assets	19.7	19.8
Unbilled contract revenue	5.6	1.4
Other current assets	21.5	23.6
Total current assets	508.7	465.2
Property, plant and equipment:
Land and land improvements	6.5	5.7
Buildings	55.0	55.8
Machinery and equipment	262.6	245.2
Total property, plant and equipment	324.1	306.7
Less accumulated depreciation	213.3	206.7
Net property, plant and equipment	110.8	100.0
Goodwill	53.9	49.7
Intangible assets, net	52.9	49.6
Other long-term assets	64.0	62.1
Total assets	$790.3	$726.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$113.8	$101.8
Accrued expenses and other	80.9	83.6
Current portion of long-term debt	4.8	4.4
Current portion of other postretirement benefits	1.9	1.9
Total current liabilities	201.4	191.7
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	130.0	120.6
Other long-term debt	3.3	3.6
Deferred tax liabilities	31.6	31.5
Other postretirement benefits and other long-term liabilities	32.4	27.4
Total long-term liabilities	447.3	433.1
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized -- 40,000,000 shares; Issued -- 14,299,489 shares in 2013 and 14,109,255 in 2012	14.3	14.1
Additional paid-in capital	80.3	76.9
Retained earnings	76.7	42.2
Treasury stock, at cost, 1,931,245 shares in 2013 and 1,872,265 shares in 2012	(26.6)	(24.6)
Accumulated other comprehensive loss	(7.8)	(6.8)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	136.9	101.8
Noncontrolling interest	4.7	—
Total equity	141.6	101.8
Total liabilities and shareholders' equity	$790.3	$726.6

(1)	Adjusted to reflect the discontinued operations.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
		Adjusted (1)		Adjusted (1)
	2013	2012	2013	2012
	(In millions, except earnings per share data)
Net sales	$303.5	$285.2	$893.8	$854.2
Cost of sales	248.9	231.0	730.1	695.1
Gross profit	54.6	54.2	163.7	159.1
Selling, general and administrative expenses	31.0	30.4	91.9	86.8
Litigation judgment and settlement costs	5.2	—	5.2	13.0
Operating income	18.4	23.8	66.6	59.3
Gain on acquisition of business	(0.6)	—	(0.6)	—
Interest expense	6.6	6.5	19.7	19.8
Income from continuing operations before income taxes	12.4	17.3	47.5	39.5
Income tax expense	3.7	5.9	16.0	13.5
Net income from continuing operations	8.7	11.4	31.5	26.0
Income (loss) from discontinued operations, net of taxes	3.7	(0.7)	3.2	(1.9)
Net income	12.4	10.7	34.7	24.1
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	—
Net income attributable to ParkOhio common shareholders	$12.2	$10.7	$34.5	$24.1

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.71	$0.95	$2.63	$2.19
Discontinued operations	0.31	(0.06)	0.27	(0.16)
Total	$1.02	$0.89	$2.90	$2.03
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.69	$0.94	$2.57	$2.15
Discontinued operations	0.30	(0.06)	0.26	(0.16)
Total	$0.99	$0.88	$2.83	$1.99
Weighted-average shares used to compute earnings per share:
Basic	12.0	12.0	11.9	11.9
Diluted	12.3	12.2	12.2	12.1

(1)	Adjusted to reflect the discontinued operations.
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net income	$12.4	$10.7	$34.7	$24.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.2	2.5	(1.7)	0.9
Pension and postretirement benefit adjustments, net of tax	0.3	0.5	0.7	1.2
Total other comprehensive loss	1.5	3.0	(1.0)	2.1
Total comprehensive income, net of tax	13.9	13.7	33.7	26.2
Comprehensive income attributable to noncontrolling interest	(0.2)	—	(0.2)	—
Comprehensive income attributable to ParkOhio common shareholders	$13.7	$13.7	$33.5	$26.2
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2013	$14.1	$76.9	$42.2	$(24.6)	$(6.8)	$—	$101.8
Other comprehensive income (loss)			34.5		(1.0)	0.2	33.7
Share-based compensation		3.6	—				3.6
Restricted stock awards	0.2	(0.2)					—
Capital contribution from noncontrolling interest						4.5	4.5
Purchase of treasury stock				(2.0)			(2.0)
Balance at September 30, 2013	$14.3	$80.3	$76.7	$(26.6)	$(7.8)	$4.7	$141.6
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
OPERATING ACTIVITIES
Net income	$34.7	$24.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.5	13.2
Debt extinguishment costs	—	0.3
Share-based compensation	3.6	2.1
Gain on sale of business and assets	(6.0)	(0.3)
Gain on acquisition	(0.6)	—
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(13.7)	(2.2)
Inventories and other current assets	(1.3)	(9.1)
Accounts payable and accrued expenses	5.2	9.5
Other	1.5	5.5
Net cash provided by operating activities	36.9	43.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24.4)	(19.1)
Proceeds from sale and leaseback transactions	7.1	—
Proceeds from sale of assets	14.2	0.4
Business acquisitions, net of cash acquired	(21.6)	(96.6)
Net cash used by investing activities	(24.7)	(115.3)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	—	27.9
Payments on term loans and other debt	(3.1)	(2.2)
Proceeds from revolving credit facility, net	12.6	9.7
Bank debt issue costs	—	(0.9)
Issuance of common stock under stock option plan	0.2	1.1
Income tax effect of share-based compensation exercises and vesting	—	1.1
Purchase of treasury stock	(2.0)	(1.2)
Net cash provided by financing activities	7.7	35.5
Effect of exchange rate changes on cash	—	—
Increase (decrease) in cash and cash equivalents	19.9	(36.7)
Cash and cash equivalents at beginning of period	44.4	78.0
Cash and cash equivalents at end of period	$64.3	$41.3
Income taxes paid	$21.6	$4.8
Interest paid	$13.4	$12.7
See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, which resulted in a gain that is reflected within the income (loss) from discontinued operations, net of taxes, line of the condensed consolidated statements of income. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. Beginning with the three and nine month periods ended September 30, 2013, the results of the business unit have been reported as discontinued operations in the financial statements.
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

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Adjusted (1)		Adjusted (1)
	2013	2012	2013	2012
Net sales:
Supply Technologies	$115.9	$116.1	$349.2	$377.4
Assembly Components	106.1	84.5	303.9	220.5
Engineered Products	81.5	84.6	240.7	256.3
	$303.5	$285.2	$893.8	$854.2
Segment operating income:
Supply Technologies	$9.3	$8.7	$28.0	$30.3
Assembly Components	7.6	6.1	25.2	14.4
Engineered Products	12.7	14.2	35.4	42.7
Total segment operating income	29.6	29.0	88.6	87.4
Corporate costs	(6.0)	(5.2)	(16.8)	(15.1)
Litigation judgment and settlement costs	(5.2)	—	(5.2)	(13.0)
Gain on acquisition of business	0.6	—	0.6	—
Interest expense	(6.6)	(6.5)	(19.7)	(19.8)
Income from continuing operations before income taxes	$12.4	$17.3	$47.5	$39.5

(1)	Adjusted to reflect the discontinued operations.

	September 30, 2013	December 31, 2012
Identifiable assets:
Supply Technologies	$209.6	$207.0
Assembly Components	281.1	230.0
Engineered Products	190.0	199.4
General corporate	109.6	90.2
	$790.3	$726.6
NOTE D — Discontinued Operations
On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Additionally, the assets and liabilities of the business unit are classified as held for sale under the caption other current assets and accrued expenses and other, respectively, in the Company's consolidated balance sheets as of December 31, 2012. The financial position of the discontinued operation was not significant. Select financial information included in discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1.0	$1.3	$5.2	$4.1

Loss from discontinued operations before tax	(0.5)	(1.1)	(1.3)	(3.2)
Income tax benefit from operations	0.2	0.4	0.5	1.3
Net loss from discontinued operations	(0.3)	(0.7)	(0.8)	(1.9)

Gain on sale of business before tax	5.4	—	5.4	—
Income tax expense from gain on sale of business	(1.4)	—	(1.4)	—
Net gain on sale of business	4.0	—	4.0	—
Income (loss) from discontinued operations, net of taxes	$3.7	$(0.7)	$3.2	$(1.9)
NOTE E — Inventories
The components of inventory consist of the following:

	September 30, 2013	December 31, 2012
Finished goods	$109.6	$113.0
Work in process	29.3	27.9
Raw materials and supplies	78.6	74.7
Inventories, net	$217.5	$215.6
NOTE F — Stock-Based Compensation
Total stock-based compensation expense recorded in the first nine months of 2013 and 2012 was $3.6 million and $2.1 million, respectively. Total stock-based compensation expense recorded in the third quarter of 2013 and 2012 was $1.2 million and $0.9 million, respectively. There were no stock option awards granted during the first nine months of 2013 and 2012. There was an insignificant number of shares of restricted stock awarded during the three months ended September 30, 2013 at a price of $34.53 per share. There were 0.1 million shares of restricted stock awarded during the nine months ended September 30, 2013 at prices ranging from $20.34 to $35.70 per share. There were 0.3 million shares of restricted stock awarded during the nine months ended September 30, 2012 at prices ranging from $18.82 to $21.59 per share. There were 0.2 million shares of restricted stock awarded during the three months ended September 30, 2012 at prices ranging from of $19.38 to $19.45 per share. There were no performance-based stock awards during the three and nine months ended September 30, 2013. There were no performance-based stock awards granted during the three months ended September 30, 2012, and 0.1 million shares of performance-based stock awards during the nine months ended September 30, 2012. As of September 30, 2013, there was $6.3 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.8 years.

NOTE G — Pension Plans and Other Postretirement Benefits
The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service costs	$0.7	$0.5	$2.0	$1.6	$—	$—	$—	$—
Interest costs	0.5	0.6	1.5	1.7	0.2	0.2	0.5	0.6
Expected return on plan assets	(2.2)	(2.0)	(6.6)	(6.1)	—	—	—	—
Recognized net actuarial loss	0.2	0.2	0.5	0.7	0.2	0.1	0.6	0.5
Net periodic benefit (gains) costs	$(0.8)	$(0.7)	$(2.6)	$(2.1)	$0.4	$0.3	$1.1	$1.1
NOTE H — Comprehensive Income (Loss)
The components of and changes in accumulated comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Beginning balance	$2.5	$(11.8)	$(9.3)	$5.4	$(12.2)	$(6.8)
Foreign currency translation adjustments (a)	1.2	—	1.2	(1.7)	—	(1.7)
Recognition of actuarial loss (b)	—	0.4	0.4	—	1.1	1.1
Tax adjustment (c)	—	(0.1)	(0.1)	—	(0.4)	(0.4)
Recognition of actuarial loss, net	—	0.3	0.3	—	0.7	0.7
Ending balance	$3.7	$(11.5)	$(7.8)	$3.7	$(11.5)	$(7.8)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Beginning balance	$3.2	$(12.5)	$(9.3)	$4.8	$(13.2)	$(8.4)
Foreign currency translation adjustments (a)	2.5	—	2.5	0.9	—	0.9
Recognition of actuarial loss (b)	—	0.5	0.5	—	1.2	1.2
Tax adjustment (c)	—	—	—	—	—	—
Recognition of actuarial loss, net	—	0.5	0.5	—	1.2	1.2
Ending balance	$5.7	$(12.0)	$(6.3)	$5.7	$(12.0)	$(6.3)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

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

NOTE I — Accrued Warranty Costs
The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2013	2012
Balance at January 1,	$6.9	$4.2
Claims paid during the year	(3.4)	(1.5)
Warranty expense	4.6	1.8
Acquired warranty liabilities	—	3.3
Balance at September 30,	$8.1	$7.8
NOTE J — Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.
The effective tax rate for the first nine months of 2013 and 2012 was 33.7% and 34.2%, respectively. As of September 30, 2013, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2012.
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
The following table represents fair value information of the Company's 8.125% Senior Notes due 2021, classified as Level 1, at September 30, 2013 and December 31, 2012. The fair value was estimated quoted market prices.

	September 30, 2013	December 31, 2012
Carrying amount	$250.0	$250.0
Fair value	$272.5	$266.3
The Company has not changed its valuation techniques for measuring fair value during 2013 and there were no transfers between levels during the periods presented.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined below) approximate fair value at September 30, 2013 and December 31, 2012.

NOTE L — Financing Arrangements
The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2.0% at September 30, 2013. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.06% at September 30, 2013.
Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
8.125% Senior Notes due 2021	$250.0	$250.0
Revolving credit	114.4	101.9
Term loan	19.6	22.3
Other	4.1	4.4
Total debt	388.1	378.6
Less current maturities	4.8	4.4
Total long-term debt, net of current portion	$383.3	$374.2
NOTE M — Accounts Receivable
During the first nine months of 2013 and 2012, the Company sold approximately $54.6 million and $62.4 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $0.3 million and $0.3 million, respectively, in the condensed consolidated statements of income. These losses represented implicit interest on the transactions.
NOTE N — Acquisitions and Disposition
During August 2013, the Company entered into an agreement to purchase certain assets and liabilities of a small business, which resulted in a pre-tax gain of $0.6 million during the third quarter of 2013. The small business is engaged in the business of designing, manufacturing, selling, distributing and installing various tube bending machines and related tooling, spare and replacement parts and ancillary services for commercial applications. The small business is included in our Engineered Products segment from the date of acquisition. The purchase price was not significant to the results of operations, financial condition or liquidity.
Effective August 1, 2013, the Company entered into an agreement to sell 25% of its Southwest Steel Processing LLC, ("SSP") business to Arkansas Steel Associates, LLC for $5.0 million in cash. SSP is included in our Engineered Products segment. This transaction facilitates the Company's capacity expansion in one of its growing product lines.
Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Rubber (“Bates”) for a total purchase price of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired through September 30, 2013. The acquisition was accounted for under the acquisition method of accounting.
On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. ("FRS"), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $107.5 million and net income of $7.4 million for the period from the date acquired through September 30, 2012. The Company funded the acquisition with cash of $40.0 million, a $25.0 million seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the final purchase price is allocated as follows:

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Pro forma revenues	$286.5	$909.2
Pro forma net income	$10.7	$20.5
NOTE O — Commitments, Contingencies and Litigation Judgment
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
Ajax Tocco Magnethermic Corporation (“ATM”) was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denied the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million. ATM is appealing the court’s decision. TMK IPSCO is also appealing the decision and, additionally, it has asked the court for $3.8 million in attorney's fees.
In August 2013, the Company received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, the Company also learned that the Department of Justice (DOJ) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act (FCPA).
The Board of Directors of the Company has formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.
The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact, if any, on its results of operations.

NOTE P — Goodwill
The changes in the carrying amount of goodwill by reportable segment for the periods ended September 30, 2013 and December 31, 2012 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2012	$—	$4.6	$4.9	$9.5
Acquisitions	—	40.2	—	40.2
Balance at December 31, 2012	—	44.8	4.9	49.7
Acquisition	—	4.2	—	4.2
Balance at September 30, 2013	$—	$49.0	$4.9	$53.9
The increase in goodwill from December 31, 2012 is due to the acquisition of Bates in the second quarter of 2013. The goodwill associated with this transaction is deductible for income tax purposes.
NOTE Q — Other Intangible Assets
Information regarding other intangible assets as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013			December 31, 2012
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$47.3	$8.0	$39.3	$41.7	$5.7	$36.0
Other	3.7	1.6	2.1	3.4	1.3	2.1
	$51.0	$9.6	$41.4	$45.1	$7.0	$38.1
Indefinite-lived tradenames			11.5			11.5
Total			$52.9			$49.6
Amortization expense for the nine months ended September 30, 2013 and 2012 was $2.2 million and $1.9 million, respectively. The weighted-average amortization period for the acquired intangible assets was 13.1 years for non-contractual customer relationships and 10.3 years for other intangible assets.
NOTE R — Weighted-Average Number of Shares Used in Computing Earnings Per Share
The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In whole shares)
Weighted average basic shares outstanding	12,002,344	12,002,653	11,913,765	11,906,589
Plus dilutive impact of employee stock options	264,697	172,777	296,464	202,674
Weighted average diluted shares outstanding	12,267,041	12,175,430	12,210,229	12,109,263
Earnings from continuing operations per common share is computed as net income from continuing operations less net income attributable to noncontrolling interests divided by the weighted average basic shares outstanding. Diluted continuing operations earnings per common share is computed as net income from continuing operations less net income attributable to noncontrolling interests divided by the weighted average diluted shares outstanding.

Earnings (loss) from discontinued operations per common share is computed as income (loss) from discontinued operations, net of taxes divided by the weighted average basic shares outstanding. Diluted earnings (loss) from discontinued operations per common share is computed as income (loss) from discontinued operations, net of taxes divided by the weighted average diluted shares outstanding.
Total basic earnings per common share is computed as net income attributable to Park-Ohio common shareholders divided by the weighted average basic shares outstanding. Total diluted earnings per common share is computed as net income attributable to Park-Ohio common shareholders divided by the weighted average diluted shares outstanding.
Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2013 and 2012, the anti-dilutive shares were insignificant.
NOTE S — Shares Outstanding
The changes in capital stock shares and treasury stock shares for the period ended September 30, 2013 were as follows:

	Common Shares	Treasury Shares
	(In whole shares)
Balance at December 31, 2012	14,109,255	1,872,265
Common stock award	14,000	—
Exercise of stock options	37,834	—
Restricted stock awards	142,400	—
Restricted stock canceled	(4,000)	—
Purchase of treasury stock	—	58,980
Balance at September 30, 2013	14,299,489	1,931,245
NOTE T — Subsequent Events
In November 2013, the Company acquired all the outstanding capital stock of QEF Global Limited ("QEF"). QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England. QEF's sales for the year ended December 31, 2012 totaled approximately $14.0 million.
In October 2013, the Company acquired all of the outstanding capital stock of Henry Halstead Ltd. (“Henry Halstead”). Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. For its fiscal year ended March 31, 2013, Henry Halstead generated net sales of approximately $24.0 million.
The Company paid $22.5 million in the aggregate for QEF and Henry Halstead, which are subject to insignificant deferred and contingent purchase price consideration, respectively. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition.

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
In November 2013, we acquired all the outstanding capital stock of QEF Global Limited ("QEF"). QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England. QEF's sales for the year ended December 31, 2012 totaled approximately $14.0 million.
In October 2013, we acquired all of the outstanding capital stock of Henry Halstead Ltd. (“Henry Halstead”). Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. For its fiscal year ended March 31, 2013, Henry Halstead generated net sales of approximately $24.0 million.
We paid $22.9 million in the aggregate for these two businesses, which are subject to insignificant deferred and contingent purchase price consideration, respectively. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition.
On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, which resulted in a net gain of approximately $4.0 million, after taxes of $1.4 million, for the three and nine month periods ended September 30, 2013. The business unit sold is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business had been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Additionally, the assets and liabilities of the business are classified as held for sale under the caption other current assets and accrued expenses and other, respectively, in the Company's consolidated balance sheets as of December 31, 2012.

Ajax Tocco Magnethermic Corporation (“ATM”) was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denied the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million. ATM is appealing the court's decision. TMK IPSCO is also appealing the decision and, additionally, it has asked the court for $3.8 million in attorney's fees.
Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Acquisition, LLC and Bates Real Estate Acquisition, LLC (collectively, “Bates”) for a total purchase consideration of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement (as defined below). Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired through September 30, 2013. The acquisition was accounted for under the acquisition method of accounting.
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
Results of Operations
Third Quarter 2013 Compared with Third Quarter 2012
Net Sales by Segment:

	Three Months Ended September 30,			Percent Change
		Adjusted
	2013	2012	Change
	(Dollars in millions)
Supply Technologies	$115.9	$116.1	$(0.2)	—%
Assembly Components	106.1	84.5	21.6	26%
Engineered Products	81.5	84.6	(3.1)	(4)%
Consolidated Net Sales	$303.5	$285.2	$18.3	6%

Net sales increased $18.3 million, or 6%, to $303.5 million in the third quarter of 2013, compared to $285.2 million in the same period in 2012, as we experienced volume increases in our Assembly Components segment offset by a decline in our Supply Technology and Engineered Products segments.
Supply Technologies net sales represented 38% of consolidated net sales during the third quarter of 2013. Net sales were flat year over year at approximately $116.0 million. While we experienced net sales growth in our fastener manufacturing business, the semiconductor and consumer electronics industries, lawn and garden and agricultural and construction markets, these gains were offset by the softness we continue to see in heavy duty truck, which decreased 11%, and defense which decreased 29%. The strong diversification of our end markets allowed for nearly a flat quarter year over year even when our largest market in the segment, heavy duty truck, decreased 11% year over year and 20% on a sequential basis when compared with the second quarter 2013.
Assembly Components net sales represented 35% of consolidated net sales. Net sales increased $21.6 million, or 26%, to $106.1 million in the third quarter of 2013 compared to the third quarter of 2012. Approximately $11.5 million of the revenue increase is attributable to the Bates acquisition that was completed in the second quarter of 2013. The remainder of the revenue increase is primarily attributable to the organic growth in the aluminum business. On the strength of the new program launches secured in the aluminum business, aluminum business revenues increased 34% compared to the prior year quarter.
Engineered Products net sales represented 27% of consolidated net sales. Net sales decreased $3.1 million, or 4%, to $81.5 million in the third quarter of 2013 compared to 2012. Our forging business demand continued to be very strong in the quarter led by our rail business and net sales increased 11% over the prior year quarter. However, the industrial equipment business demand for original equipment continued to reflect weakness, especially in the international markets. Importantly, we continue to realize steady aftermarket demand.
Cost of Sales & Gross Profit:

	Three Months Ended September 30,			Percent Change
		Adjusted
	2013	2012	Change
	(Dollars in millions)
Consolidated cost of sales	$248.9	$231.0	$17.9	8%
Consolidated gross profit	$54.6	$54.2	$0.4	1%
Gross Margin	18.0%	19.0%
Cost of sales increased $17.9 million, or 8%, to $248.9 million in the third quarter of 2013, compared to $231.0 million in the same period in 2012. The increase in cost of sales was due primarily to the increase in net sales volumes, which increased 6%. The gross profit margin percentage was 18.0% in the third quarter of 2013 which is a 100-basis-point reduction compared to the 19.0% gross profit margin in the third quarter of 2012. This decline in gross margin percentage is largely due to a change in the sales mix between the comparable periods as the Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales than in the prior year quarter.
Selling, General & Administrative (SG&A) Expenses:

	Three Months Ended September 30,			Percent Change
		Adjusted
	2013	2012	Change
	(Dollars in millions)
Consolidated SG&A expenses	$31.0	$30.4	$0.6	2%
SG&A as a percentage of net sales	10.2%	10.7%

Consolidated SG&A expenses increased 2% in the third quarter of 2013 compared to the same period in 2012; however, SG&A expenses as a percentage of sales declined by 50-basis-points to 10.2%. SG&A expenses increased in the third quarter of 2013 compared to the same period in 2012 primarily due to increases in travel expenses associated with acquisition activities and share-based compensation expense.
Litigation Judgment and Settlement Costs:
During the third quarter of 2013, the United States District Court for the Eastern District of Arkansas awarded TMK IPSCO damages of approximately $5.2 million.
Gain on Acquisition of Business:
The $0.6 million gain on acquisition of business relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.
Interest Expense:

	Three Months Ended September 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Interest expense	$6.6	$6.5	$0.1	2%
Average outstanding borrowings	$388.2	$390.3	$(2.1)	(1)%
Average borrowing rate	6.86%	6.66%	20	basis points
Interest expense increased $0.1 million in the third quarter of 2013 compared to the same period of 2012. Average borrowings in the third quarter of 2013 were lower when compared to the same period in 2012 primarily due to debt reductions in the second half of 2012 and first quarter of 2013 offset by additional borrowings in the second quarter of 2013 to fund the Bates acquisition. The higher average borrowing rate in the third quarter of 2013 was due primarily to the interest rate mix of our revolving credit facility provided by the Credit Agreement and our 8.125% senior notes due 2021 (“Senior Notes”) when compared to the interest rate mix in the same period in 2012.
Income Tax Expense:
The provision for income taxes was $3.7 million in the third quarter of 2013, which was a 29.8% effective income tax rate, compared to income taxes of $5.9 million provided in the corresponding period of 2012, which was a 34.1% effective income tax rate.
Net Income from Continuing Operations:
Net income from continuing operations decreased $2.7 million to $8.7 million in the third quarter of 2013, compared to $11.4 million in the same period of 2012, due to the reasons described above.
Income (Loss) from Discontinued Operations:
In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, which resulted in a net gain of approximately $4.0 million, after taxes of $1.4 million. The income from discontinued operations of $3.7 million for the third quarter of 2013 is predominantly comprised of the gain on sale, but also includes the operating losses, net of tax, of the business unit sold. The loss from discontinued operations of $0.7 million for the third quarter of 2012 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:
Net income increased $1.7 million to $12.4 million in the third quarter of 2013, compared to $10.7 million in the same period of 2012, due to the reasons described above.
Net Income Attributable to Noncontrolling Interest:
As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, the income of $0.2 million attributable to the noncontrolling interest is deducted from net income to derive net income attributable to ParkOhio common shareholders.
Net Income Attributable to ParkOhio Common Shareholders:
Net income attributable to ParkOhio common shareholders increased $1.5 million to $12.2 million in the third quarter of 2013, compared to $10.7 million in the same period of 2012, due to the reasons described above.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Net Sales by Segment:

	Nine Months Ended September 30,			Percent Change
		Adjusted
	2013	2012	Change
	(Dollars in millions)
Supply Technologies	$349.2	$377.4	$(28.2)	(7)%
Assembly Components	303.9	220.5	83.4	38%
Engineered Products	240.7	256.3	(15.6)	(6)%
Consolidated Net Sales	$893.8	$854.2	$39.6	5%
Net sales increased $39.6 million, or 5%, to $893.8 million in the first nine months of 2013, compared to $854.2 million in the same period in 2012, as we experienced volume increases from our Assembly Components segment partially offset by decreases in our Supply Technologies and Engineered Products segments.
Supply Technologies net sales represented 39% of consolidated net sales for the first nine months of 2013. Net sales decreased 7% year over year to $349.2 million. While we experienced net sales growth in our fastener manufacturing business of 8%, power sports and recreational markets, consumer electronics industries, and agricultural and construction markets, these gains were more than offset by the softness we continue to see in heavy duty truck, which decreased 20%, and defense, which decreased 29%.
Assembly Components net sales represented 34% of consolidated net sales. Net sales increased $83.4 million, or 38%, to $303.9 million for the first nine months of 2013 compared to the first nine months of 2012. Approximately $43.2 million of the net sales increase is attributable to the Fluid Routing Solutions acquisition in the first quarter of 2012 and $19.6 million of the net sales increase is attributable to the Bates acquisition that was completed in the second quarter of 2013. The remainder of the net sales increase is primarily attributable to the organic growth in the aluminum business. On the strength of the new program launches secured in the aluminum business, aluminum business net sales increased 19% compared to the prior year first nine months.
Engineered Products net sales represented 27% of consolidated revenues. Net sales decreased $15.6 million, or 6%, to $240.7 million for the first nine months of 2013 compared to the first nine months of 2012. Our forging business demand continued to be very strong in the quarter led by our rail business, and net sales increased 6% over the prior year first nine months. However, the industrial equipment business demand for original equipment continued to reflect weakness, especially in the international markets. The industrial equipment business net sales declined 9% for the first nine months of 2013 compared to the first nine months of 2012; however, we continue to realize steady aftermarket demand.
Cost of Sales & Gross Profit:

	Nine Months Ended September 30,			Percent Change
		Adjusted
	2013	2012	Change
	(Dollars in millions)
Consolidated cost of sales	$730.1	$695.1	$35.0	5%
Consolidated gross profit	$163.7	$159.1	$4.6	3%
Gross Margin	18.3%	18.6%
Cost of sales increased $35.0 million to $730.1 million in the first nine months of 2013, compared to $695.1 million in the same period in 2012. The increase in cost of sales was due primarily to the increase in net sales volumes, which increased 5%. The gross profit margin percentage was 18.3% in the first nine months of 2013 compared to 18.6% in the same period in 2012. This decline in gross margin percentage of 30-basis-points is largely due to a change in the sales mix between the comparable periods as the Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales than in the prior year first nine months.
SG&A Expenses:

	Nine Months Ended September 30,			Percent Change
		Adjusted
	2013	2012	Change
	(Dollars in millions)
Consolidated SG&A expenses	$91.9	$86.8	$5.1	6%
SG&A as a percentage of net sales	10.3%	10.2%
Consolidated SG&A expenses increased 6% in the first nine months of 2013 compared to the same period in 2012; and SG&A expenses as a percent of sales increased by 10-basis-points to 10.3%. SG&A expenses increased in the first nine months of 2013 compared to the same period in 2012 primarily due to $3.4 million of incremental expense associated with FRS and Bates, increases in payroll, payroll related expenses and share-based compensation offset by FRS acquisition expenses of $1.1 million in 2012 and $1.0 million of legal expenses associated with the litigation settlement in 2012.
Litigation Judgment and Settlement Costs:
During the third quarter of 2013, the United States District Court for the Eastern District of Arkansas awarded TMK IPSCO damages of approximately $5.2 million.
During the second quarter of 2012, we agreed to settle the Evraz arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.
Gain on Acquisition of Business:
The $0.6 million gain on acquisition of business relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.

Interest Expense:

	Nine Months Ended September 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Interest expense	$19.7	$19.8	$(0.1)	(1)%
Average outstanding borrowings	$383.5	$378.2	$5.3	1%
Average borrowing rate	6.85%	6.98%	13	basis points
Interest expense decreased $0.1 million in the first nine months of 2013 compared to the same period of 2012, primarily due to debt extinguishment costs in 2012 as a result of the amendment of the Credit Agreement. Average borrowings in the first nine months of 2013 were higher when compared to the same period in 2012 due to additional borrowings to fund the acquisition of Bates. The lower average borrowing rate in the first nine months of 2013 was due primarily to the interest rate mix of our revolving credit facility provided by the Credit Agreement and the Senior Notes when compared to the interest rate mix in the same period in 2012.
Income Tax Expense:
The provision for income taxes was $16.0 million in the first nine months of 2013, a 33.7% effective income tax rate, compared to income taxes of $13.5 million provided in the corresponding period of 2012, a 34.2% effective income tax rate.
Net Income from Continuing Operations:
Net income from continuing operations increased $5.5 million to $31.5 million in the first nine months of 2013, compared to $26.0 million in the same period of 2012, due to the reasons described above.
Income (Loss) from Discontinued Operations:
In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, which resulted in a net gain of approximately $4.0 million, after taxes of $1.4 million. The income from discontinued operations of $3.2 million for the first nine months of 2013 is predominantly comprised of the gain on sale, but also includes the operating losses, net of tax, of the business unit sold. The loss from discontinued operations of $1.9 million for the first nine months of 2012 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.
Net Income:
Net income increased $10.6 million to $34.7 million for the first nine months of 2013, compared to $24.1 million for the first nine months of 2012, due to the reasons described above.
Net Income Attributable to Noncontrolling Interest:
As a result of the sale of the 25% equity interest in a small forging business in the first nine months of 2013, the income of $0.2 million attributable to the noncontrolling interest is deducted from net income to derive net income attributable to ParkOhio common shareholders.
Net Income Attributable to ParkOhio Common Shareholders:
Net income attributable to ParkOhio common shareholders increased $10.4 million to $34.5 million in the first nine months of 2013, compared to $24.1 million in the same period of 2012, due to the reasons described above.

Liquidity and Sources of Capital
As of September 30, 2013, we had $114.4 million outstanding under the revolving credit facility, approximately $80.0 million of unused borrowing availability and cash and cash equivalents of $64.3 million.
Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our debt securities. On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of Senior Notes. The Senior Notes bear an interest rate of 8.125% per annum payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2011. The Senior Notes mature on April 1, 2021.
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
The Company had cash and cash equivalents held by foreign subsidiaries of $55.7 million at September 30, 2013 and $42.2 million at December 31, 2012. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At September 30, 2013, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $91.1 million of undistributed earnings of our foreign subsidiaries, as of September 30, 2013, if we were to repatriate these earnings, there would potentially be an adverse tax impact.
At September 30, 2013, our debt service coverage ratio was 2.0, and, therefore, we were in compliance with the debt service coverage ratio covenant contained in the revolving credit facility provided by the Credit Agreement. We were also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2013. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2013, declines in sales volumes in 2013 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.
The ratio of current assets to current liabilities was 2.53 at September 30, 2013, versus 2.43 at December 31, 2012. Working capital increased by $33.8 million to $307.3 million at September 30, 2013, from $273.5 million at December 31,

2012. Accounts receivable increased $19.7 million to $180.1 million at September 30, 2013, from $160.4 million at December 31, 2012, primarily resulting from the acquisition of Bates and its $7.1 million of accounts receivable and sales volume increases. Inventory increased by $1.9 million at September 30, 2013, to $217.5 million from $215.6 million at December 31, 2012, primarily resulting from $2.6 million of increases associated with the acquisition of Bates offset by some planned inventory reductions. Accounts payable increased $12.0 million to $113.8 million at September 30, 2013, from $101.8 million at December 31, 2012, primarily as a result of acquiring the accounts payable of Bates of $2.7 million and the timing of payments at September 30, 2013. Accrued expenses decreased by $2.7 million to $80.9 million at September 30, 2013, from $83.6 million at December 31, 2012, primarily resulting from a reduction in advance billings and payments of accrued bonuses partially offset by the accrued liabilities of Bates of $2.6 million.
During the first nine months of 2013, we provided $36.9 million of cash from operating activities compared to $43.1 million in the same period of 2012. The decrease in the operating cash flows of $6.2 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily the result of an increase in net income offset by a reduction in cash flows from operating assets and liabilities compared to the prior year. In the first nine months of 2013, we used cash of $24.4 million for capital expenditures and $21.6 million for acquisitions. These activities and an increase in borrowings of $9.5 million and purchase of treasury stock of $2.0 million offset by funds received upon the exercise of stock options of $0.2 million resulted in an increase in cash of $19.9 million in the first nine months of 2013.
We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2013, none were outstanding. We currently have no other derivative instruments.
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review being conducted by the special committee of our board of directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $134.0 million at September 30, 2013. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million during the nine month period ended September 30, 2013.
Our foreign subsidiaries generally conduct business in local currencies. During the third quarter of 2013, we recorded a unfavorable foreign currency translation adjustment of $1.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At September 30, 2013, there were no such currency hedge contracts outstanding.

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
There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2013:
We were a co-defendant in approximately 268 cases asserting claims on behalf of approximately 612 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
ATM was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million. ATM is appealing the court’s decision. TMK IPSCO is also appealing the decision and, additionally, it has asked for $3.8 million in attorney's fees.
In August 2013, the Company received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, the Company also learned that the Department of Justice (DOJ) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act (FCPA).
The Board of Directors of the Company has formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.
The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact, if any, on its results of operations.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our repurchases of our common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2013	5,450	(2)	$33.25	—	992,000
August 1 — August 31, 2013	8,202	(2)	33.98	1,666	990,334
September 1 — September 30, 2013	2,000		35.26	2,000	988,334
Total	15,652		$33.89	3,666	988,334

(1)
On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock. During the third quarter of 2013, 3,666 shares were purchased as part of this program consisting of 1,666 and 2,000 shares in August and September, respectively.

(2)
Consists of 5,450 and 6,536 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities in July and August, respectively.

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
Date: November 12, 2013

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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