Form 10-K
period 2013-12-31
PARK OHIO HOLDINGS CORP
filed 2014-03-14
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Registrant’s telephone number, including area code (440) 947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Park-Ohio Holdings Corp. is a successor issuer to Park-Ohio Industries, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $289,030,000 based on the closing price of $32.98 per share of the registrant’s Common Stock on June 28, 2013.
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 28, 2014, 12,430,446 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about June 12, 2014 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing. Assembly Components manufactures cast and machined aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers (“OEMs”) and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.
Our sales are made through our own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the financial results presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses, interest expense, and certain other infrequent or unusual charges or credits. Identifiable assets by industry segment include assets directly identified with those operations. As of December 31, 2013, we employed approximately 5,000 persons.

The following chart reflects our end-use market mix for the year ended December 31, 2013:
The following chart reflects our geographic mix for the year ended December 31, 2013:

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2013	$471.9 million (39% of total)	$412.8 million (34% of total)	$318.5 million (27% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components
• Control arms
• Front engine covers
• Knuckles
• Injection molded rubber products
• Pump housings
• Clutch retainers/pistons
• Master cylinders
• Rubber and thermoplastic hose
• Oil pans
• Flywheel spacers
• Steering racks
• Fuel filler assemblies
• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses
SELECTED INDUSTRIES SERVED
• Heavy-duty truck
• Automotive, truck and vehicle parts
• Power sports and recreational equipment
• Bus and coaches
• Electrical distribution and controls
• Agricultural and construction equipment
• Consumer electronics
• HVAC
• Lawn and garden
• Semiconductor equipment
• Aerospace and defense
• Plumbing
		• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Silicon • Automotive • Oil and gas • Rail and locomotive manufacturing • Aerospace and defense
Supply Technologies
Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 52 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, United Kingdom and Ireland, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
Products and Services.    Total Supply Management™ provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-cost production components including valves, electro-mechanical hardware, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies also provides spare parts and aftermarket products to end users of its customers’ products.
Total Supply Management™ services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds six years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.
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
Markets and Customers.    For the year ended December 31, 2013, approximately 79% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells its services to over 6,500 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 31% of the sales of Supply Technologies for both 2013 and 2012. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.
Competition.    A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Some global competitors include Anixter, Bossard and Wurth, and some domestic competitors include Endries, Fastenal and General. Supply Technologies competes in North America, Mexico, Europe and Asia, primarily on the basis of its Total Supply Management™ services, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous North American and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.
Recent Developments.    In November 2013, we acquired all the outstanding capital stock of QEF Global Limited ("QEF"). QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England. QEF's net sales for the year ended December 31, 2012 totaled approximately $14.0 million.
In October 2013, we acquired all of the outstanding capital stock of Henry Halstead Ltd. (“Henry Halstead”). Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. For its fiscal year ended March 31, 2013, Henry Halstead generated net sales of approximately $24.0 million.

We paid $25.8 million in the aggregate for these two businesses, which are subject to insignificant deferred and contingent purchase price consideration, respectively. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition.
On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, which resulted in a net gain of approximately $3.8 million, after taxes of $1.5 million. The business unit sold is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business had been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Additionally, the assets and liabilities of the business are classified as held for sale under the caption other current assets and accrued expenses and other, respectively, in the Company's consolidated balance sheet as of December 31, 2012.
Assembly Components
Our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. In 2012, we added machining capabilities to our aluminum products service offerings. We also design and manufacture fluid routing, injection molded rubber and thermoplastic and screw products.
Products and Services.    Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components’ principal products include front engine covers, control arms, knuckles, pump housings, clutch retainers and pistons, master cylinders, oil pans and flywheel spacers, injected molded rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets, rubber and thermoplastic hose and fuel filler assemblies. We produce our Assembly Components at twenty-four manufacturing facilities in Ohio, Michigan, Indiana, Tennessee, Florida, Georgia, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and part assembly.
Markets and Customers.    The five largest customers, to which Assembly Components sells to multiple operating divisions through sole-source contracts, accounted for approximately 45% of Assembly Components sales for both 2013 and 2012. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
Competition.    Assembly Components competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, assemblies utilizing multiple technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with capabilities able to meet the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Assembly Components is well-positioned to benefit as customers continue to consolidate their supplier base. Principal competitors in the Assembly Components segment are Chassix, Martinrea and Stant.
Recent Developments.    Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Acquisition, LLC and Bates Real Estate Acquisition, LLC (collectively, “Bates”) for a total purchase consideration of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement (as defined herein). Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and contributed $30.4 million in revenues and $2.2 million of net income from the date acquired through December 31, 2013. The acquisition was accounted for under the acquisition method of accounting.

Engineered Products
Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in eleven domestic facilities and nine international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan.
Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 57% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.
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
Competition.    We compete with small-to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. We compete domestically and internationally with small-to medium-sized forging and machining businesses on the basis of product quality and precision.
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
Our suppliers of raw materials and component parts may significantly and quickly increase their prices in response to increases in costs of the raw materials, such as steel, that they use to manufacture our raw materials and component parts. We generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors. See the discussion of risks associated with raw material supply and costs in Item 1A "Risk Factors".
Backlog
Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2013 was $145.3 million compared with $180.0 million as of December 31, 2012. Predominantly all of Engineered Products’ backlog as of December 31, 2013 is scheduled to be shipped in 2014.
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
Information as to Industry Segment Reporting and Geographic Areas
The information contained in Note 2 to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2013, 2012 and 2011 is incorporated herein by reference.
Recent Developments
In November 2013, we acquired all the outstanding capital stock of QEF. QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England. QEF's sales for the year ended December 31, 2012 totaled approximately $14.0 million.
In October 2013, we acquired all of the outstanding capital stock of Henry Halstead. Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. For its fiscal year ended March 31, 2013, Henry Halstead generated net sales of approximately $24.0 million.
We paid $25.8 million in the aggregate for these two businesses, which are subject to insignificant deferred and contingent purchase price consideration, respectively. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition.
On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, which resulted in a net gain of approximately $3.8 million, after taxes of $1.5 million. The business unit sold is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business had been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Additionally, the assets and liabilities of the business are classified as held for sale under the caption other current assets and accrued expenses and other, respectively, in our consolidated balance sheet as of December 31, 2012.
Effective April 26, 2013, we acquired certain assets and assumed specific liabilities relating to Bates for a total purchase consideration of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement (as defined herein). Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in our Assembly Components segment and contributed $30.4 million in revenues and $2.2 million of net income from the date acquired through December 31, 2013. The acquisition was accounted for under the acquisition method of accounting.
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
During August 2013, we entered into an agreement to purchase certain assets and liabilities of a small business, which resulted in a pre-tax gain of $0.6 million during the third quarter of 2013. The small business is engaged in the business of designing, manufacturing, selling, distributing and installing various tube bending machines and related tooling, spare and replacement parts and ancillary services for commercial applications. The small business is included in our Engineered Products segment from the date of acquisition. The purchase price was not significant to the results of operations, financial condition or liquidity.
Effective August 1, 2013, we entered into an agreement to sell 25% of our SSP business to Arkansas Steel Associates, LLC for $5.0 million in cash. SSP is included in our Engineered Products segment. This transaction facilitates our capacity expansion in one of its growing product lines.
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
Executive Officers of the Registrant
Information with respect to our executive officers as of March 14, 2014 is as follows:

Name	Age	Position
Edward F. Crawford	74	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	44	President and Chief Operating Officer and Director
W. Scott Emerick	49	Vice President and Chief Financial Officer
Robert D. Vilsack	53	Secretary and General Counsel
Patrick W. Fogarty	52	Director of Corporate Development
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
These potential effects of adverse global economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.
Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.
As of December 31, 2013, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2014, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

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
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 40% and 6% of our net sales during the year ended December 31, 2013 from the automotive and heavy-duty truck industries, respectively.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2013, our ten largest customers accounted for approximately 28% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own in the aggregate less than 15% of Holdings’ outstanding common stock and if at such time neither Mr. E. Crawford nor Mr. M. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.
We may encounter difficulty in expanding our business through targeted acquisitions.
We have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business. We cannot assure you that we will be successful in consummating any acquisitions.
Any targeted acquisitions will be accompanied by the risks commonly encountered in acquisitions of businesses. We may not successfully overcome these risks or any other problems encountered in connection with any of our acquisitions, including the possible inability to integrate an acquired business’ operations, information technology, services and products into our business, diversion of management’s attention, the assumption of unknown liabilities, increases in our indebtedness, the failure to achieve the strategic objectives of those acquisitions and other unanticipated problems, some or all of which could materially and adversely affect us. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Any delays or difficulties encountered in connection with any acquisition and the integration of our operations could have a material adverse effect on our business, results of operations, financial condition or prospects of our business.
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
As of December 31, 2013, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 650 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. For example, in connection with responding to a subpoena from the staff of the SEC, regarding a third party, we disclosed to the staff that the third party participated in a payment on our behalf to a foreign tax official that implicates the FCPA. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these polices require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Those who set and interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent changes, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements included elsewhere herein.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2013, we had goodwill of $60.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 5, Goodwill, to the consolidated financial statements included elsewhere herein.
Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2013, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 26% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2013, our operations included numerous manufacturing and supply chain logistics services facilities located in 26 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. We lease our world headquarters located in Cleveland, Ohio, which includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2013.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage	Use
SUPPLY	Mississauga, Ontario, Canada	Leased	145,000	Manufacturing
TECHNOLOGIES (1)	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100	Logistics
	Dayton, OH	Leased	70,600	Logistics
	Cleveland, OH (2)	Leased	60,450	Supply Technologies Corporate Office
	Carol Stream, IL	Leased	51,000	Logistics
	Memphis, TN	Leased	48,750	Logistics
	Solon, OH	Leased	47,100	Logistics
	Streetsboro, OH	Leased	45,000	Manufacturing
	Allentown, PA	Leased	43,800	Logistics
	Suwanee, GA	Leased	42,500	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Tulsa, OK	Leased	40,000	Logistics
	Lenexa, KS	Leased	29,500	Logistics
ASSEMBLY	Ocala, FL	Owned	433,000	Manufacturing
COMPONENTS	Conneaut, OH (4)	Leased/Owned	283,800	Manufacturing
	Lexington, TN	Owned	240,000	Manufacturing
	Lobelville, TN (5)	Owned	208,700	Manufacturing
	Rootstown, OH	Owned	208,000	Manufacturing
	Cleveland, OH (3)	Leased/Owned	190,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Huntington, IN	Leased	124,500	Manufacturing
	Fremont, IN	Owned	112,000	Manufacturing
	Big Rapids, MI	Owned	97,000	Manufacturing
	Ravenna, OH	Owned	69,000	Manufacturing
	Delaware, OH	Owned	45,000	Manufacturing
	Bedford, OH	Leased	43,300	Manufacturing
ENGINEERED	Cicero, IL	Owned	450,000	Manufacturing
PRODUCTS (6)	Cuyahoga Heights, OH	Owned	427,000	Manufacturing
	Newport, AR	Owned	200,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Madison Heights, MI	Leased	128,000	Manufacturing
	Canton, OH	Leased	124,000	Manufacturing
	La Roeulx, Belgium	Owned	120,000	Manufacturing
	Brookfield, WI	Leased	116,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Albertville, AL	Leased	56,000	Office
	Cortland, OH	Owned	30,000	Office and Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes one leased property with 150,000 square feet and one owned property with 40,000 square feet.

(4)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700 and one owned property with 82,300 square feet.

(5)	Includes five facilities, which make up the total square footage of 208,700.

(6)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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
In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2013:
We were a co-defendant in approximately 269 cases asserting claims on behalf of approximately 609 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
ATM was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $10.0 million in damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million. ATM is appealing the court’s decision. TMK IPSCO is also appealing the decision and, additionally, it has asked for $3.8 million in attorney's fees.
In August 2013, we received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, we also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, we disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of us to a foreign tax official that implicates the Foreign Corrupt Practices Act (“FCPA”).
Our Board of Directors has formed a special committee to review our transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.
We intend to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of our disclosure. We are unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact, if any, on our results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. No dividends were declared or paid during the five years ended December 31, 2013. Additionally, the terms of the credit agreement governing our revolving credit facility and the indenture governing the 8.125% senior notes due 2021 provide some restrictions on the amounts of dividends.

Quarterly Common Stock Price Ranges

	2013		2012
Quarter	High	Low	High	Low
1st	$33.35	$19.96	$21.00	$16.13
2nd	39.00	30.61	22.61	16.85
3rd	38.75	31.29	22.88	16.42
4th	53.32	36.19	23.21	18.33

The number of shareholders of record for our common stock as of February 28, 2014 was 490.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the fiscal year ended December 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 1 — October 31, 2013	—		$—	—	988,334
November 1 — November 30, 2013	3,714	(2)	38.47	—	988,334
December 1 — December 31, 2013	—		—	—	988,334
Total	3,714		$38.47	—	988,334

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)	Consists of 3,714 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

Item 6.  Selected Financial Data

	Year Ended December 31,
		Adjusted (1)	Adjusted (1)	Adjusted (1)	Adjusted (1)
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Selected Statement of Operations Data:
Net sales	$1,203.2	$1,128.2	$961.4	$808.9	$696.6
Cost of sales (2)	992.2	920.9	793.7	674.0	592.3
Gross profit	211.0	207.3	167.8	134.9	104.3
Selling, general and administrative expenses	119.3	113.4	102.2	88.3	82.8
Restructuring and asset impairment charges (2)	—	—	5.4	3.5	5.2
Litigation judgment and settlement costs	5.2	13.0	—	—	—
Operating income	86.5	80.9	60.1	43.1	16.3
Gain on purchase of 8.375% senior subordinated notes	—	—	—	—	(6.3)
Gain on acquisition of business	(0.6)	—	—	(2.2)	—
Interest expense	26.8	26.4	32.2	23.8	23.2
Income (loss) from continuing operations before income taxes	60.3	54.5	27.9	21.5	(0.6)
Income tax expense (benefit)	19.4	20.3	(3.8)	2.0	(0.8)
Net income from continuing operations	40.9	34.2	31.7	19.5	0.2
Income (loss) from discontinued operations, net of taxes	3.0	(2.4)	(2.3)	$(4.3)	$(5.4)
Net income (loss)	43.9	31.8	29.4	15.2	(5.2)
Net income attributable to noncontrolling interest	(0.5)	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholders	$43.4	$31.8	$29.4	$15.2	$(5.2)

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$3.40	$2.87	$2.74	$1.72	$0.02
Discontinued operations	$0.25	$(0.20)	$(0.20)	$(0.38)	$(0.49)
Total	$3.65	$2.67	$2.54	$1.34	$(0.47)
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$3.31	$2.82	$2.64	$1.65	$0.02
Discontinued operations	$0.25	$(0.20)	$(0.19)	$(0.36)	$(0.49)
Total	$3.56	$2.62	$2.45	$1.29	$(0.47)
Weighted-average shares used to compute earnings per share:
Basic	11.9	11.9	11.6	11.3	11.0
Diluted	12.2	12.1	12.0	11.8	11.0

(1)	Adjusted to reflect the discontinued operations.

(2)
In each of the years ended December 31, 2011, 2010, and 2009, we recorded restructuring and asset impairment charges related to exiting product lines and closing or consolidating operating facilities. Any charges related to the write-down of inventory, are reflected by an increase in cost of products sold in the applicable period. The restructuring charges relating to asset impairment attributable to the closing or consolidating of operating facilities are reflected in the restructuring and asset impairment charges. The charges for restructuring and severance are accruals for cash expenses. We made cash payments of $0.1 million and $0.5 million in the years ended December 31, 2010 and 2009, respectively, related to our severance accrued liabilities. The table below provides a summary of these restructuring and impairment charges.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Non-cash charges:
Cost of products sold (inventory write-down)	$—	$—	$1.8
Asset impairment	5.4	3.5	5.2
Restructuring and severance	—	—	—
Total	$5.4	$3.5	$7.0
Charges reflected as restructuring and impairment charges on income statement	$5.4	$3.5	$5.2

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Other Financial Data:
Net cash flows provided by operating activities	$60.3	$55.9	$35.9	$67.1	$43.9
Net cash flows used by investing activities	(54.3)	(120.3)	(11.1)	(29.9)	(4.8)
Net cash flows provided (used) by financing activities	3.9	30.5	17.9	(25.0)	(33.8)
Depreciation and amortization	19.2	18.0	16.2	17.1	18.9
Capital expenditures, net	22.7	23.3	11.1	4.0	5.6
Selected Balance Sheet Data (as of period end) (1):
Cash and cash equivalents	$55.2	$44.4	$78.0	$35.3	$23.1
Working capital	298.3	273.5	293.8	222.5	227.3
Property, plant and equipment	115.4	100.0	61.4	68.4	76.2
Total assets	818.7	726.6	614.8	552.5	502.3
Long-term debt	379.2	374.2	346.2	302.4	323.1
Total debt	383.6	378.6	347.6	316.2	334.0
Shareholders’ equity	164.0	101.8	65.4	46.4	22.8
(1) Adjusted to reflect the discontinued operations.
No dividends were paid during the five years ended December 31, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to recording of a reversal of a tax valuation allowance in 2011, restructuring and impairment charges in 2011, acquisitions and litigation costs in 2013 and 2012, dispositions in 2013 and a refinancing in 2012.
EXECUTIVE OVERVIEW
General
We are an industrial Total Supply Management™ and diversified manufacturing business, operating in three segments: Supply Technologies, Assembly Components and Engineered Products.
Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Our Supply Technologies business services customers in the following principal industries: heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing.
Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers; industrial hose and injected molded rubber components; and fuel filler assemblies. Our products are primarily used in the following industries: automotive, agricultural, construction, heavy-duty truck and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis.
Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, locomotive and rail manufacturing, and aerospace and defense industries.
Primary Factors Affecting 2013 Results
The following factors most affected our consolidated 2013 results:
•    The net sales growth in 2013 principally was driven by strategic acquisitions in 2012 and 2013.
On March 23, 2012, the Company completed a transformational acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment. In 2013, $43.2 million of incremental revenues were generated for the additional nearly full quarter of operations that FRS contributed to consolidated results in 2013.

Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates for a total purchase consideration of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement (as defined herein). Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The business has been integrated into our Assembly Components segment and the financial results of Bates are included in the Assembly Components Segment results. The Bates acquisition contributed approximately $30.4 million in revenues for 2013 during the period of our ownership.
In the fourth quarter of 2013, we completed two strategic acquisitions in our Supply Technologies segment. In October 2013, we acquired all of the outstanding capital stock of Henry Halstead. Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. In November 2013, we acquired all the outstanding capital stock of QEF. QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England. We paid $25.8 million in the aggregate for these two businesses, which are subject to insignificant deferred and contingent purchase price consideration, respectively. Henry Halstead and QEF results, which include approximately $8.5 million in net sales, are included in our Supply Technologies segment results from their respective dates of acquisition.

•
Overall, our organic growth was flat in 2013 as the strength of new automotive platform business in our Aluminum business within the Assembly Components segment was offset by industrial slowness for the truck and defense industries in the Supply Technologies segment and the capital equipment business of the industrial equipment business in the Engineered Products segment.

•
ATM was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. ATM denied the allegations against it, believed it has a number of meritorious defenses and vigorously defended the lawsuit. The trial proceeded with respect to TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million. Although ATM is appealing the court's decision, we recognized expense of $5.2 million in 2013 for this unfavorable court ruling. TMK IPSCO is also appealing the decision and, additionally, it has asked the court for $3.8 million in attorney's fees.

•
On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, which resulted in a net gain of approximately $3.8 million, after taxes of $1.5 million, for the year ended December 31, 2013. The business unit sold is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business has been removed from the Supply Technologies segment and its operating results and the gain on sale are presented as a discontinued operation for all of the periods presented.

•
Effective August 1, 2013, we entered into an agreement to sell 25% of our SSP business to Arkansas Steel Associates, LLC for $5.0 million in cash. SSP is included in our Engineered Products segment. This transaction facilitates our capacity expansion in one of our growing product lines. As a result of this transaction, 25% of SSP's earnings, or $0.5 million, are reflected as "net income attributable to noncontrolling interest", which is deducted from "net income" to derive "net income attributable to ParkOhio common shareholders".

RESULTS OF OPERATIONS
2013 Compared with 2012 and 2012 Compared with 2011

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,203.2	$1,128.2	$961.4	$75.0	7%	$166.8	17%
Cost of sales	992.2	920.9	793.7	71.3	8%	127.2	16%
Gross profit	211.0	207.3	167.8	3.7	2%	39.5	24%
Gross profit as a percentage of net sales	17.5%	18.4%	17.5%
Selling, general and administrative expenses	119.3	113.4	102.2	5.9	5%	11.2	11%
SG&A as a percentage of net sales	9.9%	10.1%	10.6%
Restructuring and asset impairment charges	—	—	5.4	—	—%	(5.4)	*
Litigation judgment and settlement costs	5.2	13.0	—	(7.8)	*	13.0	*
Operating income	86.5	80.9	60.1	5.6	7%	20.8	35%
Gain on acquisition of business	(0.6)	—	—	(0.6)	*	—	—%
Interest expense	26.8	26.4	32.2	0.4	2%	(5.8)	(18)%
Income from continuing operations before income taxes	60.3	54.5	27.9	5.8	11%	26.6	95%
Income tax expense (benefit)	19.4	20.3	(3.8)	(0.9)	(4)%	24.1	*
Net income from continuing operations	40.9	34.2	31.7	6.7	20%	2.5	8%
Income (loss) from discontinued operations, net of taxes	3.0	(2.4)	(2.3)	5.4	*	(0.1)	(4)%
Net income	43.9	31.8	29.4	12.1	38%	2.4	8%
Net income attributable to noncontrolling interest	(0.5)	—	—	(0.5)	*	—	—%
Net income attributable to ParkOhio common shareholders	$43.4	$31.8	$29.4	$11.6	36%	$2.4	8%

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$3.40	$2.87	$2.74	$0.53	18%	$0.13	5%
Discontinued operations	0.25	(0.20)	(0.20)	0.45	*	—	—%
Total	$3.65	$2.67	$2.54	$0.98	37%	$0.13	5%
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$3.31	$2.82	$2.64	$0.49	17%	$0.18	7%
Discontinued operations	0.25	(0.20)	(0.19)	0.45	*	(0.01)	5%
Total	$3.56	$2.62	$2.45	$0.94	36%	$0.17	7%
* Calculation not meaningful

2013 Compared with 2012
Net Sales:
Net sales increased $75.0 million, or 7%, to $1,203.2 million in 2013, compared to $1,128.2 million in 2012. The increase in net sales is principally attributable to the strategic acquisitions in 2012 and 2013. The 2012 acquisition of FRS and the 2013 acquisitions of Bates, Henry Halstead and QEF were the primary drivers of the 2013 revenue growth. Combined, these acquisitions contributed $82.1 million of the increase in net sales. Overall, our organic growth declined slightly in 2013 as the strength of new automotive platform business in our Aluminum business within the Assembly Components segment was slightly more than offset by industrial slowness for the truck and defense industries in the Supply Technologies segment and for the industrial equipment business of the Engineered Products segment.
The factors explaining the changes in segment revenues for 2013 compared to the prior year are contained within the “Segment Analysis” section.
Cost of Sales & Gross Profit:
Cost of sales increased $71.3 million, or 8%, to $992.2 million in 2013, compared to $920.9 million in 2012. The increase in cost of sales was primarily due to the increase in net sales volumes, which increased 7%. The gross profit margin percentage was 17.5% in 2013 compared to 18.4% in 2012. This 90 basis point decline in gross margin percentage is largely due to a change in the sales mix between the comparable periods as the Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales than in the prior year.
Selling, General & Administrative (SG&A) Expenses:
Consolidated SG&A expenses increased 5% in 2013 compared to 2012, but SG&A expenses as a percent of sales decreased by 20 basis points to 9.9%. SG&A expenses increased in 2013 compared to 2012 primarily due to $4.3 million of incremental expense associated with FRS, Bates, Henry Halstead and QEF, increases in payroll, payroll related expenses and share-based compensation offset by FRS acquisition expenses of $1.1 million in 2012.
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
Interest Expense:

	Year Ended December 31,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Interest expense	$26.8	$26.4	$0.4	2%
Debt extinguishment costs included in interest expense	$—	$0.3	$(0.3)	(100)%
Average outstanding borrowings	$385.5	$379.2	$6.3	2%
Average borrowing rate	6.95%	6.88%	7	basis points
Interest expense increased $0.4 million in 2013 compared to 2012 as average borrowings in 2013 were higher when compared to 2012 due to additional borrowings to fund the acquisition of Bates.

Income Tax Expense:
The provision for income taxes was $19.4 million in 2013, which was a 32.2% effective income tax rate, compared to income taxes of $20.3 million provided in 2012, a 37.2% effective income tax rate. The reduction in the effective tax rate is primarily due to our ability to realize certain deductions, such as the Manufacturer’s Deduction, now that our net operating loss carryforwards were utilized in 2012 combined with the reversal of valuation allowances against certain U.S. net deferred tax assets in 2013 that reduced tax expense by $1.6 million.
Net Income from Continuing Operations:
Net income from continuing operations increased $6.7 million to $40.9 million in 2013, compared to $34.2 million in 2012, due to the reasons described above.
Income (Loss) from Discontinued Operations:
In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, which resulted in a net gain of approximately $3.8 million, after taxes of $1.5 million. The income from discontinued operations of $3.0 million in 2013 is predominantly comprised of the gain on sale, but also includes the operating losses, net of tax, of the business unit sold. The loss from discontinued operations of $2.4 million in 2012 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.
Net Income:
Net income increased $12.1 million to $43.9 million in 2013, compared to $31.8 million in 2012, due to the reasons described above.
Net Income Attributable to Noncontrolling Interest:
As a result of the sale of the 25% equity interest in a small forging business in 2013, the income of $0.5 million attributable to the noncontrolling interest is deducted from net income to derive net income attributable to ParkOhio common shareholders.
Net Income Attributable to ParkOhio Common Shareholders:
Net income attributable to ParkOhio common shareholders increased $11.6 million to $43.4 million in 2013, compared to $31.8 million in 2012, due to the reasons described above.
2012 Compared with 2011
Net Sales:
Net sales increased $166.8 million, or 17%, to $1,128.2 million in 2012, compared to $961.4 million in 2011. The increase in revenues is primarily attributable to sales from the 2012 FRS acquisition, which totaled $152.4 million during the approximate nine months of ownership. In addition, net sales in Engineered Products increased 6% primarily due to 15% increased volume in the forged and machined products business unit and 4% increased volume in the industrial equipment business unit.
The factors explaining the changes in segment revenues for 2012 compared to the prior year are contained within the “Segment Analysis” section.
Cost of Sales & Gross Profit:
Cost of sales increased $127.2 million, or 16%, to $920.9 million for 2012, compared to $793.7 million in 2011. Cost of products sold increased primarily due to the inclusion of FRS results of $125.7 million in 2012.
The gross profit margin percentage was 18.4% in 2012, which is a 100 basis point increase compared to the 17.4% gross profit margin in the prior year. Supply Technologies gross margin increased primarily due to product mix. Engineered Products gross margin increased primarily due to volume increases and the resulting favorable absorption of overhead. Gross margin in the Assembly Components segment increased primarily due to the favorable margins realized from the FRS acquisition.
SG&A Expenses:
Consolidated SG&A expenses increased 11% in 2012 compared to 2011; however, SG&A expenses as a percentage of sales declined by 50 basis points to 10.1%. SG&A expenses increased in 2012 compared to the prior year primarily due to $7.6 million of incremental expense associated with FRS, increases in payroll and payroll related expenses of $1.9 million, FRS acquisition expenses of $1.1 million and legal expenses of $1.0 million associated with the Evraz litigation settlement.
Restructuring and Asset Impairment Charges:
During the third quarter of 2011, the Company recorded a $5.4 million restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit.
Litigation Judgment and Settlement Costs:
During the second quarter of 2012, we agreed to settle the Evraz arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.
Interest Expense:

	Year Ended December 31,			Percent Change
	Adjusted	Adjusted
	2012	2011	Change
	(Dollars in millions)
Interest expense	$26.4	$32.2	$(5.8)	(18)%
Debt extinguishment costs included in interest expense	$0.3	$7.3	$(7.0)	(96)%
Average outstanding borrowings	$379.2	$337.3	$41.9	12%
Average borrowing rate	6.88%	7.38%	50	basis points
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
Income Tax Expense:
The provision for income taxes was $20.3 million in 2012, which was a 37.2% effective income tax rate, compared to the income tax benefit of $3.8 million in 2011 and a 13.6% effective income tax rate benefit.
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

SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the business units and product lines included within each segment. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate costs that are not attributable to the segments, litigation judgment and settlement costs and net interest expense and by adding the gain on acquisition of business.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Supply Technologies	39%	43%	50%
Assembly Components	34%	27%	16%
Engineered Products	27%	30%	34%

Segment Operating Income:
Supply Technologies	31%	33%	43%
Assembly Components	28%	18%	2%
Engineered Products	41%	49%	55%
Supply Technologies Segment

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$471.9	$483.8	$481.4	$(11.9)	(2)%	$2.4	—%
Segment operating income	35.9	37.9	35.1	(2.0)	(5)%	2.8	8%
Segment operating income margin	7.6%	7.8%	7.3%
2013 Compared with 2012
Net Sales: The decrease in net sales in 2013 compared with the prior year was primarily due to a 13% decline in volume associated with the heavy-duty truck market and a 25% decline in volume associated with the defense industry market combined with the exit of low margin business approximating $11.0 million. These unfavorable impacts to revenues were partially offset by approximately $8.5 million in sales from our two fourth quarter acquisitions, Henry Halstead and QEF, greater volume in our power sports and recreational equipment market of 7% and increased tooling sales in our small fastener manufacturing division.
Segment Operating Income: Included in 2013 cost of sales was $1.6 million of acquisition-related costs associated with the inventory step-up in purchase accounting for the Henry Halstead and QEF acquisitions. Excluding these acquisition-related costs, segment operating income remained comparable with the prior year, even though revenues were slightly down compared to the prior year. While the acquisition-related costs unfavorably impacted segment operating income by 30 basis points, our overall segment operating margin only decreased 20 basis points to 7.6% in 2013 compared with the prior year as a result of effective cost control management and the pairing of low margin business.
2012 Compared with 2011
Net Sales: Net sales increased slightly in 2012. The strength of volumes in the heavy-duty truck market, which reflected an increase of 19%, and the power sports and recreational equipment market, which increased 22%, were significantly offset by the exit of low margin business in the appliance and HVAC market, which combined to be $13.0 million, and by other sales declines in other industrial markets.

Segment Operating Income: Despite a modest increase in revenues in 2012, segment operating income increased 8% compared to the prior year. On the strength of effective cost control management and the pairing of low margin business, segment operating income margin increased 50 basis points to 7.8% in 2012 compared with the prior year.
Assembly Components Segment

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$412.8	$304.0	$157.8	$108.8	36%	$146.2	93%
Segment operating income	31.8	19.9	1.4	11.9	60%	18.5	*
Segment operating income margin	7.7%	6.5%	0.9%
* Calculation not meaningful
2013 Compared with 2012
Net Sales: The significant increase in net sales is primarily due to the incremental revenues in 2013 associated with the FRS and Bates acquisitions that combined to total approximately $73.6 million. In addition, aluminum business revenues increased 29% as new programs with our automotive customers were launched in 2013. In total, approximately 72% of our revenue growth is attributable to acquisitions and the remainder of the growth is organic.
Segment Operating Income: On the strength of our acquisitions, segment operating income increased 60% in 2013 compared with the prior year. Furthermore, our segment operating income margin increased 120 basis points based on the contribution of the acquisitions. As the aluminum business is still ramping up to full capacity, this business has had only a small favorable impact on segment operating income improvement.
2012 Compared with 2011
Net sales: The significant increase in net sales is entirely due to the incremental revenues in 2012 associated with the FRS acquisition. Aluminum revenues declined 7% as the business unit was changing over to new platforms for its automotive customers.
Segment Operating Income: Segment operating income significantly increased due to the transformational acquisition of FRS. Accordingly, the segment operating income margin increased to 6.5%.
Engineered Products Segment

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$318.5	$340.4	$322.2	$(21.9)	(6)%	$18.2	6%
Segment operating income	47.1	55.0	45.3	(7.9)	(14)%	9.7	21%
Segment operating income margin	14.8%	16.2%	14.1%
2013 Compared with 2012
Net Sales: The decline in net sales of 6% is primarily attributable to an 18% decline in capital equipment business within our industrial equipment business unit. Global economic uncertainty in 2013 caused many industrial customers to defer orders. The aftermarket volume in the industrial equipment business was just 2% less in 2013 compared to 2012. Offsetting these net sales declines, our forging business demand continued to be very strong in 2013 led by our rail business, and net sales increased 7% over the prior year.
Segment Operating Income: Given the decline in net sales in 2013, segment operating income also decreased 14%. The decrease in operating income dollars and the 140 basis point decline in segment operating income margin are associated with the volume decline in 2013 and the associated reduction in overhead absorption related to the decline in volume.

2012 Compared with 2011
Net Sales: Net sales increased $18.2 million, or 6%, to $340.4 million year over year due to increased volume in the industrial equipment business unit and the forged and machined products business unit. The 4% increase in the volumes of the industrial equipment business was entirely driven by volume increases in the aftermarket business of 12%, slightly offset by a 4% decrease in capital equipment volume. In addition, our forging business demand was very strong in 2012 led by our rail business, and net sales increased 15% over the prior year.
Segment Operating Income: Segment operating income in 2012 increased 21% compared with 2011 due to the volume increases in the aftermarket business for the industrial equipment business and the volume increases associated with the forging business unit. Because of the excellent utilization of our capacity in 2012, our segment operating margin increased 210 basis points to 16.2%.
Working Capital, Liquidity, and Sources of Capital
The following table summarizes our financial indicators of liquidity:

	2013	2012
	(Dollars in millions)
Cash and cash equivalents	$55.2	$44.4
Working capital	$298.3	$273.5
Current ratio	2.51	2.43
Debt as a % of capitalization	70%	79%
Net debt as a % of capitalization	61%	70%
The following table summarizes the major components of cash flows:

	2013	2012	2011
Cash provided (used) by:	(In millions)
Operating activities	$60.3	$55.9	$35.9
Investing activities	(54.3)	(120.3)	(11.1)
Financing activities	3.9	30.5	17.9
Effect of exchange rate changes on cash	0.9	0.3	—
Increase (decrease) in cash and cash equivalents	$10.8	$(33.6)	$42.7
As of December 31, 2013, we had $111.0 million outstanding under the revolving credit facility, approximately $67.8 million of unused borrowing availability and cash and cash equivalents of $55.2 million.
Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations and funds available from existing bank credit arrangements and the sale of our debt securities. On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of Senior Notes. The Senior Notes bear an interest rate of 8.125% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Senior Notes mature on April 1, 2021.
In 2003, we entered into the Credit Agreement with a group of banks which, as subsequently amended, matures at April 7, 2016. Pursuant to the Credit Agreement, we may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. We have the option to increase the availability under the revolving loan portion of the credit facility by $30.0 million. The revolving credit facility is secured by substantially all our accounts receivable and inventory in the United States and Canada. Borrowings from this revolving credit facility will be used for general corporate purposes. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company's election. The LIBOR-based interest rate is dependent on the Company's debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company's election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016).
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
The Company had cash and cash equivalents held by foreign subsidiaries of $40.0 million at December 31, 2013 and $42.2 million at December 31, 2012. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At December 31, 2013, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $82.6 million of undistributed earnings of our foreign subsidiaries, as of December 31, 2013, if we were to repatriate these earnings, there would potentially be an adverse tax impact.
At December 31, 2013, our debt service coverage ratio was 1.5, and, therefore, we were in compliance with the debt service coverage ratio covenant contained in the revolving credit facility provided by the Credit Agreement. We were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2013. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2014, declines in sales volumes in 2014 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.51 at December 31, 2013, versus 2.43 at December 31, 2012. Working capital increased by $24.8 million to $298.3 million at December 31, 2013, from $273.5 million at December 31, 2012. Accounts receivable increased $5.3 million to $165.7 million at December 31, 2013, from $160.4 million at December 31, 2012, primarily resulting from the acquisitions in 2013. Inventory increased by $5.8 million at December 31, 2013, to $221.4 million from $215.6 million at December 31, 2012, primarily resulting from $6.8 million of increases associated with the acquisitions in 2013 offset by some planned inventory reductions. Accounts payable increased $10.2 million to $112.0 million at December 31, 2013 from $101.8 million at December 31, 2012, primarily resulting from $6.2 million of increases associated with the 2013 acquisitions and the timing of payments at December 31, 2013. Accrued expenses decreased by $3.7 million to $79.9 million at December 31, 2013, from $83.6 million at December 31, 2012, primarily resulting from a reduction in advance billings partially offset by the accrued liabilities of the 2013 acquisitions of $6.2 million.

Operating Activities

Cash provided by operating activities increased $4.4 million to $60.3 million in 2013 compared to $55.9 million in 2012. The increase in operating cash flows was primarily the result of increases in net income in 2013 compared to 2012 of $12.1 million, offset by an increase in gains on sales of businesses and assets and gains of acquisitions of $6.4 million.
Cash provided by operating activities increased $20.0 million to $55.9 million in 2012 compared to $35.9 million in 2011. The increase in cash provided by operating activities was primarily the result of a decrease in changes in operating assets and liabilities, excluding acquisitions of businesses, of $4.2 million in 2012 compared to decreases of $11.7 million in 2011, an increase in net income of $2.4 million and an increase in deferred taxes of $20.3 million, offset by the non-cash expenses added back to reconcile net income to net cash provided by operating activities for debt extinguishment costs of $7.3 million and restructuring and asset impairment charges of $5.4 million in 2011.
Investing Activities
Our purchases of property, plant and equipment, net of proceeds from sales and leaseback transactions, were $22.7 million in 2013 and compared to $23.7 million and $12.7 million in 2012 and 2011, respectively. The increases in capital expenditure spending for 2012 and 2013 compared to 2011 were primarily associated with growth capital spending in the aluminum business of the Assembly Components segment.
In 2013, we generated proceeds from the sale of assets of $14.2 million, primarily associated with the $8.5 million sale of the outstanding equity interests of a non-core business unit in the Supply Technologies segment and the $5.0 million sale of a 25% interest in the SSP business in the Engineered Products segment.
In 2013, we spent a combined $45.8 million on the business acquisitions, net of cash acquired, primarily for Bates, Henry Halstead and QEF. In 2012, we spent a combined $97.0 million on the business acquisitions of FRS and Elastomeros Tecnicos Moldeados Inc, (“ETM”).
Financing Activities
Cash provided by financing activities of $3.9 million in 2013 primarily consisted of net borrowings on debt instruments of $4.9 million, offset by financing activities related to stock compensation.
Cash provided by financing activities of $30.5 million in 2012 primarily consisted of net borrowings on debt instruments of $31.1 million. The net borrowings were used to provide some of the financing for the FRS acquisition.
Cash provided by financing activities was $17.9 million in 2011. In 2011, we issued the 8.125% senior notes due 2021 for net proceeds of $245.0 million and redeemed the 8.375% senior subordinated notes due 2014 for $189.6 million. In addition, net payments on other debt instruments totaled $34.8 million in 2011.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2013, none were outstanding. We currently have no other derivative instruments.

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2013:

		Payments Due or Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$383.6	$4.4	$127.8	$1.2	$250.2
Interest obligations (1)	147.2	20.3	40.6	40.6	45.7
Operating lease obligations	50.1	13.5	20.3	12.3	4.0
Purchase obligations	165.3	165.2	0.1	—	—
Postretirement obligations (2)	14.7	1.9	3.5	3.1	6.2
Standby letters of credit and bank guarantees	19.1	10.9	8.2	—	—
Total	$780.0	$216.2	$200.5	$57.2	$306.1

(1)
Interest obligations are included on the Notes only and assume the Notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($2.9 million based on 2.21% average interest rate and outstanding borrowings of $129.7 million at December 31, 2013) is not included above due to the subjectivity and estimation required.

(2)	Postretirement obligations include projected postretirement benefit payments to participants only through 2023.
The table above excludes the liability for unrecognized income tax benefits disclosed in Note 10 to the consolidated financial statements included elsewhere herein, since we cannot predict with reasonable reliability, the timing of potential cash settlements with the respective taxing authorities.
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
Revenue Recognition:     We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 9% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenue in the accompanying consolidated balance sheet. Billings that are in excess of revenue earned on contracts in process are classified in accrued expenses on the accompanying balance sheet. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
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
Impairment of Long-Lived Assets:     In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, we estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predictable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information was not available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. We recorded $5.4 million of asset impairment charges in 2011 based on appraisals and scrap values. See Note 15 to the consolidated financial statements included elsewhere herein.
Business Combinations, Goodwill and Indefinite-Lived Assets:     Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions.
Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the United States or Europe, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these three reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill and indefinite-lived assets at least annually, as of October 1 of each year, or more frequently if impairment indicators arise.
The goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics.
During 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-8, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, as set forth in ASC 350, management concluded that the goodwill for the Industrial Equipment reporting unit was not impaired and that the two-step approach was not required to be performed for this reporting unit. Based on a review of various qualitative factors, management concluded that the goodwill for the Aluminum Products reporting unit would be tested under the two-step approach. In 2011, we prepared the quantitative goodwill impairment analysis by comparing the estimated fair value of the Aluminum Products reporting unit to its carrying value. Management determined fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for the reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are determined by using the weighted average cost of capital (“WACC”) methodology. The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. In 2011, the discount rate utilized for the Aluminum reporting unit was 12% which is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. In 2013 and 2012, based on a review of the qualitative factors set forth above, combined with the results of the quantitative analysis performed in 2011 for the Aluminum Products reporting unit, management concluded that as of October 1, 2013 and 2012, the reporting units had fair values that exceeded their carrying values. As a result of this analysis, we concluded that no impairment existed.
In 2013, we completed the acquisitions of QEF, Henry Halstead, and Bates and recorded additional goodwill of $10.4 million. At December 31, 2013, we had goodwill of $60.4 million. There were no interim indicators of impairment and management concluded that the goodwill related to the Aluminum Products, FRS, Capital Equipment and Supply Technologies reporting units was not impaired and that the two-step approach was not required to be performed through December 31, 2013.
At December 31, 2013, we had $11.7 million of indefinite-lived trade names primarily related to the 2012 acquisition of FRS. For purposes of impairment testing in 2012, we estimated the fair value of the trade name using a “relief from royalty” approach. This approach involves two steps: (1) estimating a reasonable royalty rate for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the trade name. As a result of this analysis, we concluded that no impairment existed.
Based on the qualitative factors analyzed in 2013, as mentioned above, combined with this quantitative analysis performed in 2012 and management concluded that as of October 1, 2013, the indefinite-lived intangibles had fair values that exceeded their carrying values. As a result of this analysis, we concluded that no impairment existed. There were no interim indicators of impairment and management concluded that the indefinite-lived intangibles were not impaired and that the two-step approach was not required to be performed through December 31, 2013.
See Notes 5 and 6 of the consolidated financial statements for additional disclosure on goodwill and indefinite-lived intangibles.
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
In determining the adequacy of valuation allowances we consider cumulative and anticipated amounts of domestic and international earnings or losses, anticipated amounts of foreign source income as well as the anticipated taxable income resulting from the reversal of future taxable temporary differences. We intend to maintain any recorded valuation allowances until sufficient positive evidence, for example cumulative positive foreign earnings or additional foreign source income exists, to support reversal of the tax valuation allowances.
Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual effective income tax rates and related income tax liabilities may differ materially from our estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 4.51% for 2013, compared with 3.66% in 2012. For the other postretirement benefit plan, the rate is 4.21% for 2013 and 3.35% for 2012. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2013.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions. The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of December 31, 2013:

Change in Assumption	Impact on 2014 Benefit Expense	Impact on 2014 Projected Benefit Obligation for Pension Benefits	Impact on 2014 Projected Benefit Obligation for Postretirement Benefits
50 basis point decrease in discount rate	$—	$2.5	$0.6
50 basis point increase in discount rate	$—	$(2.3)	$(0.6)
50 basis point decrease in expected return on assets	$0.6	$—	$—
See Note 13 of the consolidated financial statements for further analysis regarding the sensitivity of the key assumptions applied in the actuarial valuations.
Legal Contingencies:     We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

Accounting Guidance Adopted as of December 31, 2013

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The updated standard affects the Company’s disclosures but has no impact on its results of operations, financial condition or liquidity.

Accounting Guidance Issued But Not Adopted as of December 31, 2013
In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance.
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
In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. The adoption of this ASU will not have a material effect on our consolidated financial statements because it aligns with our current presentation.

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
Seasonality; Variability of Operating Results
The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the industrial equipment business unit included in the Engineered Products segment, which typically ships a few large systems per year.

Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review being conducted by the special committee of our board of directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $129.7 million at December 31, 2013. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.3 million during the year ended December 31, 2013.
Our foreign subsidiaries generally conduct business in local currencies. During 2013, we recorded an unfavorable foreign currency translation adjustment of $2.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At December 31, 2013, there were no such currency hedge contracts outstanding.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Park-Ohio Holdings Corp.
We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.
We have audited Park-Ohio Holdings Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Park-Ohio Holdings Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bates, Henry Halstead and QEF Global, which are included in the 2013 consolidated financial statements of Park-Ohio Holdings Corp. and subsidiaries and constituted 8% of total assets as of December 31, 2013 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of Park-Ohio Holdings Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Bates, Henry Halstead and QEF Global.
In our opinion, Park-Ohio Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Park-Ohio Holdings Corp. and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 14, 2014

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

		Adjusted (1)
	December 31, 2013	December 31, 2012
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55.2	$44.4
Accounts receivable, less allowances for doubtful accounts of $3.7 million at December 31, 2013 and $3.5 million at December 31, 2012	165.7	160.4
Inventories, net	221.4	215.6
Deferred tax assets	25.2	19.8
Unbilled contract revenue	8.7	1.4
Other current assets	20.1	23.6
Total current assets	496.3	465.2
Net property, plant and equipment	115.4	100.0
Goodwill	60.4	49.7
Intangible assets, net	66.2	49.6
Other long-term assets	80.4	62.1
Total assets	$818.7	$726.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$112.0	$101.8
Accrued expenses and other	79.9	83.6
Current portion of long-term debt	4.4	4.4
Current portion of other postretirement benefits	1.7	1.9
Total current liabilities	198.0	191.7
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	126.2	120.6
Other long-term debt	3.0	3.6
Deferred tax liabilities	45.3	31.5
Other postretirement benefits and other long-term liabilities	32.2	27.4
Total long-term liabilities	456.7	433.1
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 14,364,239 shares in 2013 and 14,109,255 in 2012	14.4	14.1
Additional paid-in capital	82.4	76.9
Retained earnings	85.6	42.2
Treasury stock, at cost, 1,934,959 shares in 2013 and 1,872,265 shares in 2012	(26.8)	(24.6)
Accumulated other comprehensive income (loss)	3.4	(6.8)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	159.0	101.8
Noncontrolling interest	5.0	—
Total equity	164.0	101.8
Total liabilities and shareholders' equity	$818.7	$726.6

(1)	Adjusted to reflect the discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
		Adjusted (1)
	2013	2012	2011
	(In millions, except earnings per share data)
Net sales	$1,203.2	$1,128.2	$961.4
Cost of sales	992.2	920.9	793.7
Gross profit	211.0	207.3	167.7
Selling, general and administrative expenses	119.3	113.4	102.2
Restructuring and asset impairment charges	—	—	5.4
Litigation judgment and settlement costs	5.2	13.0	—
Operating income	86.5	80.9	60.1
Gain on acquisition of business	(0.6)	—	—
Interest expense	26.8	26.4	32.2
Income from continuing operations before income taxes	60.3	54.5	27.9
Income tax expense (benefit)	19.4	20.3	(3.8)
Net income from continuing operations	40.9	34.2	31.7
Income (loss) from discontinued operations, net of taxes	3.0	(2.4)	(2.3)
Net income	43.9	31.8	29.4
Net income attributable to noncontrolling interest	(0.5)	—	—
Net income attributable to ParkOhio common shareholders	$43.4	$31.8	$29.4

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$3.40	$2.87	$2.74
Discontinued operations	0.25	(0.20)	(0.20)
Total	$3.65	$2.67	$2.54
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$3.31	$2.82	$2.64
Discontinued operations	0.25	(0.20)	(0.19)
Total	$3.56	$2.62	$2.45
Weighted-average shares used to compute earnings per share:
Basic	11.9	11.9	11.6
Diluted	12.2	12.1	12.0

(1)	Adjusted to reflect the discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net income	$43.9	$31.8	$29.4
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2.6)	0.6	(1.4)
Pension and postretirement benefit adjustments, net of tax	12.8	1.0	(9.4)
Total other comprehensive income (loss)	10.2	1.6	(10.8)
Total comprehensive income, net of tax	54.1	33.4	18.6
Comprehensive income attributable to noncontrolling interest	(0.5)	—	—
Comprehensive income attributable to ParkOhio common shareholders	$53.6	$33.4	$18.6
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2011	13,396,674	$13.4	$68.1	$(19.0)	$(18.5)	$2.4	$—	$46.4
Other comprehensive income (loss)	—	—	—	29.4	—	(10.8)	—	18.6
Amortization of restricted stock	—	—	2.0	—	—	—	—	2.0
Restricted stock awards	194,000	0.2	(0.2)	—	—	—	—	—
Restricted stock cancelled	(200)	—	—	—	—	—	—	—
Purchase of treasury stock (114,930 shares)	—	—	—	—	(2.1)	—	—	(2.1)
Exercise of stock options	223,300	0.2	0.3	—	—	—	—	0.5
Share-based compensation	—	—	0.1	—	—	—	—	0.1
Balance at December 31, 2011	13,813,774	13.8	70.3	10.4	(20.6)	(8.4)	—	65.5
Other comprehensive income	—	—	—	31.8	—	1.6	—	33.4
Share-based compensation	—	—	2.6	—	—	—	—	2.6
Restricted stock awards	258,000	0.3	(0.3)	—	—	—	—	—
Common stock award	31,606	—	0.6	—	—	—	—	0.6
Restricted stock cancelled	(32,375)	—	—	—	—	—	—	—
Purchase of treasury stock (198,339 shares)	—	—	—	—	(4.0)	—	—	(4.0)
Exercise of stock options	38,250	—	0.5	—	—	—	—	0.5
Income tax effect of share-based compensation exercises and vesting	—	—	0.4	—	—	—	—	0.4
Income tax effect of suspended benefits from share-based compensation	—	—	2.8	—	—	—	—	2.8
Balance at December 31, 2012	14,109,255	14.1	76.9	42.2	(24.6)	(6.8)	—	101.8
Other comprehensive income	—	—	—	43.4	—	10.2	0.5	54.1
Share-based compensation	—	—	4.1	—	—	—	—	4.1
Restricted stock awards	204,650	0.2	(0.2)	—	—	—	—	—
Restricted stock cancelled	(4,000)	—	—	—	—	—	—	—
Performance shares issued	14,000	—	0.4	—	—	—	—	0.4
Capital contribution from noncontrolling interest	—	—	0.5	—	—	—	4.5	5.0
Purchase of treasury stock (62,694 shares)	—	—	—	—	(2.2)	—	—	(2.2)
Exercise of stock options	40,334	0.1	0.3	—	—	—	—	0.4
Income tax effect of share-based compensation exercises and vesting	—	—	0.4	—	—	—	—	0.4
Balance at December 31, 2013	14,364,239	$14.4	$82.4	$85.6	$(26.8)	$3.4	$5.0	$164.0
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES	(In millions)
Net income	$43.9	$31.8	$29.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.2	18.0	16.2
Debt extinguishment costs	—	0.3	7.3
Restructuring and asset impairment charges	—	—	5.4
Share-based compensation	4.7	2.7	2.1
Gain on sale of business and assets	(6.0)	(0.2)	—
Gain on acquisition of business	(0.6)	—	—
Deferred income taxes	(2.3)	7.5	(12.8)
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	8.5	9.8	(13.5)
Inventories and other current assets	(4.9)	7.1	(8.8)
Accounts payable and accrued expenses	(7.5)	(21.4)	18.1
Other	5.3	0.3	(7.5)
Net cash provided by operating activities	60.3	55.9	35.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30.1)	(29.6)	(12.7)
Proceeds from sale and leaseback transactions	7.4	5.9	—
Proceeds from sale of assets	14.2	0.4	1.6
Business acquisitions, net of cash acquired	(45.8)	(97.0)	—
Net cash used by investing activities	(54.3)	(120.3)	(11.1)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	—	25.9	—
Payments on term loans and other debt	(4.2)	(3.7)	(37.6)
Proceeds from revolving credit facility, net	9.1	8.9	2.8
Bank debt issue costs	—	(0.9)	(1.1)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	—	—	245.0
Redemption of 8.375% senior subordinated notes due 2014	—	—	(189.6)
Issuance of common stock awards	0.8	1.1	0.5
Income tax effect of suspended benefits from share-based compensation	—	2.8	—
Income tax effect of share-based compensation exercises and vesting	0.4	0.4	—
Purchase of treasury stock	(2.2)	(4.0)	(2.1)
Net cash provided by financing activities	3.9	30.5	17.9
Effect of exchange rate changes on cash	0.9	0.3	—
Increase (decrease) in cash and cash equivalents	10.8	(33.6)	42.7
Cash and cash equivalents at beginning of period	44.4	78.0	35.3
Cash and cash equivalents at end of period	$55.2	$44.4	$78.0
Income taxes paid	$25.0	$5.5	$4.6
Interest paid	$24.8	$23.8	$27.0
The accompanying notes are an integral part of these consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies
Consolidation and Basis of Presentation:    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties owned by related parties as described in Note 12. Transactions with related parties are in the ordinary course of business, are conducted on an arm’s-length basis, and are not material to the Company’s financial position, results of operations or cash flows.
On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, which resulted in a gain that is reflected within the income (loss) from discontinued operations, net of taxes, line of the consolidated statements of income. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. The results of the business unit have been reported as discontinued operations in the financial statements.
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
Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value.

Major Classes of Inventories	December 31, 2013	December 31, 2012
	(In millions)
Finished goods	$114.7	$113.0
Work in process	30.3	27.9
Raw materials and supplies	76.4	74.7
Inventories, net	$221.4	$215.6

Other inventory items
Inventory reserves	$28.4	$27.2
Consigned Inventory	$6.6	$6.6
Property, Plant and Equipment:    Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from five to 50 years for buildings, and one to 20 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable. See Note 15.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes property, plant and equipment at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Property, plant and equipment:
Land and land improvements	$6.5	$5.7
Buildings	58.2	55.8
Machinery and equipment	261.5	245.2
Total property, plant and equipment	326.2	306.7
Less accumulated depreciation	210.8	206.7
Net property, plant and equipment	$115.4	$100.0
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
Goodwill and Indefinite-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill or indefinite-lived intangible assets recorded in connection with business acquisitions.
Goodwill and indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350.
Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets, compared to the fair value. In accordance with Accounting Standard Update (“ASU”) 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our October 1, 2011 annual goodwill impairment test.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350. In accordance with ASU 2011-08, an entity may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying value. When using a quantitative assessment, recoverability is measured by a comparison of the carrying amount to future undiscounted net cash flows to be generated which is estimated by management. Fair value is the basis for the measurement of any asset write-downs that are recorded. In conjunction with the recoverability analysis, management reviews the estimated remaining useful lives for appropriateness and considers adjusting the useful lives which may result in accelerated depreciation, which is included in cost of sales. Based on this quantitative analysis performed in 2012 and the qualitative factors analyzed in 2013, as mentioned above, management concluded that as of October 1, 2013, the indefinite-lived intangibles had fair values that exceeded their carrying values. As a result of this analysis, we concluded that no impairment existed.
Fair Values of Financial Instruments: Certain financial instruments are required to be recorded at fair value. The Company measures financial assets and liabilities at fair value in three levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
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
Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 9) approximate fair value at December 31, 2013 and December 31, 2012. The fair values of long-term debt and pension plan assets are disclosed in Note 9 and Note 13, respectively.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Additional information regarding our share-based compensation program is provided in Note 11.
Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 9% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenues in the accompanying consolidated balance sheet. Billings that are in excess of revenues earned on contracts in process are classified in accrued expenses in the accompanying balance sheet.
Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of sales also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.
Shipping and Handling Costs:    All shipping and handling costs are included in cost of products sold in the Consolidated Statements of Income.
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. During 2013 and 2012, we sold approximately $75.4 million and $76.8 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2013 and 2012, an expense in the amount of $0.4 million and $0.3 million, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2013, the Company had uncollateralized receivables with four customers in the automotive industry, each with several locations, aggregating $24.2 million, which represented approximately 15% of the Company’s trade accounts receivable. During 2013, sales to these customers amounted to approximately $179.4 million, which represented approximately 15% of the Company’s net sales.
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
Legal Contingencies:     We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation:    The functional currency for a majority of subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The resulting translation adjustments are recorded in accumulated comprehensive income (loss) in shareholders’ equity.
Weighted-Average Number of Shares Used in Computing Earnings Per Share: The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(In whole shares)
Weighted average basic shares outstanding	11,936,772	11,920,593	11,579,819
Plus dilutive impact of employee stock options	295,393	195,836	419,042
Weighted average diluted shares outstanding	12,232,165	12,116,429	11,998,861
Earnings from continuing operations per common share is computed as net income from continuing operations less net income attributable to noncontrolling interests divided by the weighted average basic shares outstanding. Diluted earnings from continuing operations per common share is computed as net income from continuing operations less net income attributable to noncontrolling interests divided by the weighted average diluted shares outstanding.
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
Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the year ended December 31, 2013 and 2012, the anti-dilutive shares were insignificant.
Accounting Pronouncements Adopted
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The updated standard affects the Company’s disclosures but has no impact on its results of operations, financial condition or liquidity.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. The adoption of this ASU will not have a material effect on our consolidated financial statements because it aligns with our current presentation.
Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.
NOTE 2 — Segments
On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS expanded the Company’s sales of assembled components.
During the second quarter of 2012, as a result of the FRS acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we realigned the following components with FRS to form the Assembly Components operating/reportable segment: Aluminum Products, Rubber Products (previously included in the former Manufactured Products operating/reportable segment) and Delo Screw Products (previously included in the Supply Technologies operating/reportable segment). The former Manufactured Products operating/reportable segment is now referred to as Engineered Products. The results of operations of FRS from the date of the acquisition through December 31, 2013 are included in the Assembly Components operating/reportable segment. The business segment results for the prior years have been reclassified to reflect these changes. The following is a description of our three operating/reportable segments.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.
The Company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income from continuing operations before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments and net interest expense.
Results by business segment were as follows:

	Year Ended December 31,
		Adjusted (1)	Adjusted (1)
	2013	2012	2011
	(In millions)
Net sales:
Supply Technologies	$471.9	$483.8	$481.4
Assembly Components	412.8	304.0	157.8
Engineered Products	318.5	340.4	322.2
	$1,203.2	$1,128.2	$961.4
Segment operating income:
Supply Technologies	$35.9	$37.9	$35.1
Assembly Components	31.8	19.9	1.4
Engineered Products	47.1	55.0	45.3
Total segment operating income	114.8	112.8	81.8
Corporate costs	(23.1)	(18.9)	(16.3)
Restructuring and asset impairment charges	—	—	(5.4)
Litigation judgment and settlement costs	(5.2)	(13.0)	—
Gain on acquisition of business	0.6	—	—
Interest expense	(26.8)	(26.4)	(32.2)
Income from continuing operations before income taxes	$60.3	$54.5	$27.9
(1) Adjusted to reflect the discontinued operations.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Identifiable assets:
Supply Technologies	$241.7	$207.0	$225.3
Assembly Components	276.7	230.0	73.1
Engineered Products	183.1	199.4	195.8
General corporate	117.2	90.2	120.6
	$818.7	$726.6	$614.8
Depreciation and amortization expense:
Supply Technologies	$3.0	$3.9	$4.6
Assembly Components	11.6	9.5	7.2
Engineered Products	3.4	3.2	3.9
General corporate	1.2	1.4	0.5
	$19.2	$18.0	$16.2
Capital expenditures:
Supply Technologies	$3.8	$1.6	$1.3
Assembly Components	21.5	22.1	7.7
Engineered Products	3.6	3.1	0.9
General corporate	1.2	2.8	2.8
	$30.1	$29.6	$12.7
The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2013	2012	2011
Supply Technologies:
Supply Technologies	87%	88%	89%
Engineered specialty products	13%	12%	11%
	100%	100%	100%
Assembly Components:
Fluid routing	54%	50%	—%
Aluminum products	37%	39%	81%
Rubber and plastics	7%	9%	15%
Screw products	2%	2%	4%
	100%	100%	100%
Engineered Products:
Industrial equipment business	77%	80%	81%
Forged and machined products	23%	20%	19%
	100%	100%	100%

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2013	2012	2011
United States	74%	77%	76%
Canada	8%	8%	5%
Mexico	5%	4%	3%
Asia	6%	6%	9%
Europe	5%	4%	5%
Other	2%	1%	2%
	100%	100%	100%
The basis for attributing revenue to individual countries is final shipping destination.
At December 31, 2013, 2012 and 2011, approximately 77%, 81% and 68%, respectively, of the Company’s assets were maintained in the United States.
NOTE 3 — Acquisitions
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
The Company paid $25.8 million in the aggregate for QEF and Henry Halstead, which are subject to insignificant deferred and contingent purchase price consideration, respectively. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition. The acquisitions were accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to QEF and Henry Halstead’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective effective dates of the acquisitions. Management's valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions and are preliminary at December 31, 2013. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, goodwill, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete. Assuming these acquisitions had taken place at the beginning of 2012, results would not have been materially different.
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
Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Rubber (“Bates”) for a total purchase price of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired through December 31, 2013. The acquisition was accounted for under the acquisition method of accounting and the purchase price allocation is preliminary at December 31, 2013. Management's valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions. The purchase price

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocations are subject to further adjustment until all pertinent information regarding goodwill, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company. Assuming these acquisitions had taken place at the beginning of 2012, results would not have been materially different.
On March 23, 2012, the Company completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $152.4 million and net income of $7.1 million for the period from the date acquired through December 31, 2012. The Company funded the acquisition with cash of $40.0 million, a $25.0 million seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the final purchase price is allocated as follows:

(In Millions)
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

	Year Ended December 31,
	2012	2011
	(In millions)
Pro forma revenues	$1,179.1	$1,146.9
Pro forma net income	$39.1	$39.4

On November 30, 2012, the Company completed the acquisition of Elastomeros Tecnicos Moldeados Inc (“ETM”) for $1.1 million in cash, $0.5 million in promissory notes payable and $0.1 million annually in each of the next four years, if ETM

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into the Company’s Assembly Components segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to ETM’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2012, the effective date of the acquisition. Based on the final purchase price allocation, goodwill of $0.9 million was recorded. Assuming this acquisition had taken place at the beginning of 2011, pro forma results would not have been materially different.
NOTE 4 — Dispositions
On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Additionally, the assets and liabilities of the business unit are classified as held for sale under the caption other current assets and accrued expenses and other, respectively, in the Company's consolidated balance sheet as of December 31, 2012. The financial position of the discontinued operation was not significant. Select financial information included in discontinued operations were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net sales	$5.2	$5.8	$5.2

Loss from discontinued operations before tax	(1.3)	(4.0)	(3.7)
Income tax benefit from operations	0.5	1.6	1.4
Net loss from discontinued operations	(0.8)	(2.4)	(2.3)

Gain on sale of business before tax	5.3	—	—
Income tax expense from gain on sale of business	(1.5)	—	—
Net gain on sale of business	3.8	—	—
Income (loss) from discontinued operations, net of taxes	$3.0	$(2.4)	$(2.3)
Effective August 1, 2013, the Company entered into an agreement to sell 25% of its Southwest Steel Processing LLC ("SSP") business to Arkansas Steel Associates, LLC for $5.0 million in cash. SSP is included in our Engineered Products segment. This transaction facilitates the Company's capacity expansion in one of its growing product lines.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — Goodwill
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2011	$—	$4.6	$4.5	$9.1
Finalization of Pillar purchase price allocation	—	—	0.4	0.4
Balance at December 31, 2011	—	4.6	4.9	9.5
Acquisitions	—	40.2	—	40.2
Balance at December 31, 2012	—	44.8	4.9	49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	$6.4	$49.0	$5.0	$60.4
The increase in goodwill from December 31, 2012 is due to the acquisitions of Bates in the second quarter of 2013 and Henry Halstead and QEF in the fourth quarter of 2013. Bates is included in the Assembly Components reportable segment and Henry Halstead and QEF are included in the Supply Technologies reportable segment. The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead and QEF transactions are not deductible for income tax purposes.
The increase in goodwill from December 31, 2011 to December 31, 2012 is due to the acquisitions of FRS in the first quarter of 2012 and ETM in the fourth quarter of 2012.
NOTE 6 — Other Intangible Assets
Information regarding other intangible assets as of December 31, 2013 and December 31, 2012 follows:

		December 31, 2013			December 31, 2012
	Weighted Average Useful Life	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	13.2 years	$61.1	$8.7	$52.4	$41.7	$5.7	$36.0
Other	9.4 years	3.9	1.8	2.1	3.4	1.3	2.1
		$65.0	$10.5	$54.5	$45.1	$7.0	$38.1
Indefinite-lived tradenames				11.7			11.5
Total				$66.2			$49.6
Information regarding amortization expense of other intangible assets follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Amortization expense	$3.5	$2.5	$1.4

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the five years subsequent to December 31, 2013 follows:

Amortization Expense
(In millions)
2014	$4.5
2015	$4.4
2016	$4.3
2017	$4.2
2018	$4.1

NOTE 7 — Other Long-Term Assets
Other assets consists of the following:

	December 31,
	2013	2012
	(In millions)
Pension assets	$73.3	$52.9
Deferred financing costs, net	5.7	7.0
Other	1.4	2.2
Total	$80.4	$62.1

NOTE 8 — Accrued Expenses
Accrued expenses consists of the following:

	December 31,
	2013	2012
	(In millions)
Accrued salaries, wages and benefits	$22.2	$20.1
Advance billings	20.4	27.2
Warranty accrual	5.4	6.9
Interest payable	5.6	5.5
Taxes, income and other	2.9	6.1
Other	23.4	17.8
Total	$79.9	$83.6
Substantially all advance billings relate to the Company’s industrial equipment business unit. Warranty liabilities are primarily associated with the Company’s industrial equipment business unit and the fluid routing solutions business.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$6.9	$4.2	$4.0
Claims paid during the year	(6.4)	(6.0)	(3.4)
Warranty expense	4.9	5.4	3.6
Acquired warranty liabilities	—	3.3	—
Balance at December 31,	$5.4	$6.9	$4.2

NOTE 9 — Financing Arrangements
Long-term debt consists of the following:

	December 31, 2013	December 31, 2012
	(In millions)
8.125% Senior Notes due 2021	$250.0	$250.0
Revolving credit	111.0	101.9
Term loan	18.7	22.3
Other	3.9	4.4
Total debt	383.6	378.6
Less current maturities	4.4	4.4
Total long-term debt, net of current portion	$379.2	$374.2
On April 7, 2011, the Company completed the sale of $250.0 million in the aggregate principal amount of 8.125% senior notes due 2021 (the "Notes"). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Notes mature on April 1, 2021. The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. The Company may increase the commitment by an additional $30.0 million during the term of the Credit Agreement. At December 31, 2013, in addition to amounts borrowed under the revolving credit facility, there was $12.0 million outstanding for standby letters of credit. An annual fee of up to 0.5% is imposed by the bank on the unused borrowing capacity and is based on the total aggregate credit facility used. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 1.94% at December 31, 2013. At December 31, 2013, the Company had approximately $67.8 million of unused borrowing capacity available under the revolving credit facility. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.00% at December 31, 2013.
The following table represents fair value information of the Company's 8.125% Senior Notes due 2021 at December 31, 2013 and 2012. The fair value was estimated based on quoted market prices, which is a Level 1 fair value input as defined in

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.

	December 31, 2013	December 31, 2012
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$275.6	$266.3
Maturities of long-term debt during each of the five years subsequent to December 31, 2013 follows:

(In millions)
2014	4.4
2015	4.4
2016	123.4
2017	0.7
2018	0.5
Foreign subsidiaries of the Company had no borrowings at December 31, 2013 and 2012 and outstanding bank guarantees of approximately $7.2 million and $9.2 million at December 31, 2013 and 2012, respectively, under their credit arrangements.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material 100% owned domestic subsidiaries of the Company. Provisions of the indenture governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2013, the Company was in compliance with all financial covenants of the Credit Agreement.
The weighted average interest rate on all debt was 6.10% at December 31, 2013 and 6.15% at December 31, 2012.
In connection with the sale of the Notes, the Company incurred debt extinguishment costs related primarily to premiums and other transaction costs and wrote off deferred financing costs totaling $7.3 million in 2011. In connection with the amendment to the Credit Agreement in 2012, the Company wrote off deferred financing costs of $0.3 million.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — Income Taxes
Income from continuing operations before income tax expense consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
United States	$48.4	$39.1	$17.5
Outside the United States	11.9	15.4	10.4
	$60.3	$54.5	$27.9
Income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Current expense (benefit):
Federal	$16.0	$7.5	$—
State	1.5	0.8	0.5
Foreign	4.2	4.4	7.1
	21.7	12.7	7.6
Deferred expense (benefit):
Federal	1.2	7.5	(8.3)
State	(2.6)	(0.2)	(2.5)
Foreign	(0.9)	0.3	(0.6)
	(2.3)	7.6	(11.4)
Income tax expense (benefit)	$19.4	$20.3	$(3.8)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

Rate Reconciliation	2013	2012	2011
	(In millions)
Tax at statutory rate	$21.1	$19.3	$9.9
Effect of state income taxes, net	1.1	0.9	0.1
Effect of foreign operations	(0.2)	(0.1)	2.9
Valuation allowance	(1.6)	(0.2)	(16.8)
Non-deductible items	0.7	0.6	0.4
Manufacturer's deduction	(1.4)	(0.6)	—
Other, net	(0.3)	0.4	(0.3)
Total	$19.4	$20.3	$(3.8)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(In millions)
Deferred tax assets:
Postretirement benefit obligation	$5.9	$7.0
Inventory	13.2	11.5
Net operating loss and credit carryforwards	3.8	5.3
Goodwill	0.5	0.6
Other	17.1	13.1
Total deferred tax assets	40.5	37.5
Deferred tax liabilities:
Depreciation and amortization	11.7	8.7
Inventory	0.6	0.6
Pension	26.4	19.2
Goodwill	2.7	—
Intangible assets and other	16.6	16.5
Total deferred tax liabilities	58.0	45.0
Net deferred tax liabilities prior to valuation allowances	(17.5)	(7.5)
Valuation allowances	(2.6)	(4.2)
Net deferred tax liability	$(20.1)	$(11.7)
At December 31, 2013, the Company has state and foreign net operating loss carryforwards for income tax purposes. The foreign net operating loss carryforward is $5.2 million, of which $2.9 million expires between 2014 and 2025 and the remainder has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $4.1 million that expires between 2014 and 2033.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2010 through 2013 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2013 and 2012, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. As of December 31, 2013, the Company reversed a valuation allowance of $1.6 million against its state net operating loss carryforward. As of December 31, 2013 and 2012, the Company recorded valuation allowances of $1.2 million and $0.2 million, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Unrecognized Tax Benefit — January 1,	$6.1	$6.0	$6.2
Gross Increases — Tax Positions in Prior Period	0.4	0.1	—
Gross Decreases — Tax Positions in Prior Period	(0.6)	—	(0.1)
Gross Increases — Tax Positions in Current Period	—	0.1	0.1
Settlements	—	—	—
Lapse of Statute of Limitations	—	(0.1)	(0.2)
Unrecognized Tax Benefit — December 31,	$5.9	$6.1	$6.0
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.7 million at December 31, 2013 and $4.9 million at December 31, 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2013 and 2012, the Company recognized approximately $0.7 million and $0.1 million, respectively, in net interest and penalties. The Company had approximately $1.4 million and $0.8 million for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.
Deferred taxes have not been provided on approximately $82.6 million of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practicable to determine the unrecognized tax liability on such undistributed earnings.
NOTE 11 — Stock-Based Compensation
Under the provisions of the Company’s 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted share units, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 1998 Plan is 3,700,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

There were no stock options awarded in 2013, 2012 and 2011. The compensation expense related to option awards was $0.1 million for 2011.
A summary of stock option activity as of December 31, 2013 and changes during the year then ended is presented below:

	2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in whole shares)			(in millions)
Outstanding — beginning of year	186,334	15.02
Granted	—	—
Exercised	(40,334)	8.89
Canceled or expired	—	—
Outstanding — end of year	146,000	16.71	2.7 years	$5.2
Options exercisable	146,000	16.71	2.7 years	$5.2

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise prices for options outstanding as of December 31, 2013 range from $14.12 to $15.61 and $20.00 to $24.92. The number of options outstanding and exercisable at December 31, 2013, which correspond with these ranges, are 111,000 and 35,000, respectively. The weighted average contractual life of these options is 2.7 years.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $0.8 million and $3.6 million, respectively. Net cash proceeds from the exercise of stock options were $0.4 million, $0.5 million and $0.5 million, respectively.
In 2012, the Company awarded an employee the option to purchase up to an aggregate of $0.5 million of common stock at its then-current market value at a 20% discount and recognized compensation expense of $0.1 million.
A summary of restricted share and performance share activity for the year ended December 31, 2013 is as follows:

	2013
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	385,168	$14.94	56,000	$20.30
Granted	212,050	30.37	—
Vested	(170,320)	18.86	(14,000)	20.30
Canceled or expired	(4,000)	21.59	—
Outstanding — end of year	422,898	$21.04	42,000	$20.30
The Company recognized compensation expense of $4.7 million, $2.7 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, relating to restricted shares and performance shares.

The total fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $6.1 million, $4.6 million and $4.0 million, respectively.
The Company recognizes compensation cost of all share-based awards as expense on a straight-line basis over the vesting period of the awards.
As of December 31, 2013, the Company had unrecognized compensation expense of $8.0 million, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.1 years.
The number of shares available for future grants for all plans at December 31, 2013 is 267,953.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — Commitments, Contingencies and Litigation Judgment
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
Ajax Tocco Magnethermic Corporation (“ATM”) was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $10.0 million in damages as well as an unspecified amount of punitive damages. ATM denied the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million. ATM is appealing the court’s decision. TMK IPSCO is also appealing the decision and, additionally, it has asked the court for $3.8 million in attorney's fees.
In August 2013, the Company received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, the Company also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act (“FCPA”).
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
Future minimum lease commitments during each of the five years following December 31, 2013 and thereafter are as follows:

(In millions)
2014	$13.5
2015	10.9
2016	9.4
2017	7.2
2018	5.1
Thereafter	4.0
Rental expense for 2013, 2012 and 2011 was $17.6 million, $15.8 million and $16.4 million, respectively.
Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.6 million. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.
During the years ended December 31, 2013 and 2012, we entered into sales leaseback transactions for certain equipment. No gains or losses resulted from these transactions and the leases are being accounted for as operating leases.
NOTE 13 — Pensions and Postretirement Benefits
The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has an unfunded postretirement benefit plan. In April 2011, the Company amended one of its plans to cover most U.S. employees not covered by collective bargaining agreements using a cash balance formula, which increased the 2011 benefit obligation by approximately $1.1 million. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage of current eligible earnings and current interest credits. For the remaining defined benefit plans, benefits are based on the employee’s years of service. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2013 and 2012:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Change in benefit obligation
Benefit obligation at beginning of year	$56.4	$52.3	$18.5	$18.6
Service cost	2.6	2.2	0.1	—
Interest cost	2.0	2.2	0.6	0.8
Actuarial (gains) losses	(4.4)	4.2	(1.3)	1.1
Benefits and expenses paid, net of contributions	(4.5)	(4.5)	(1.7)	(2.0)
Benefit obligation at end of year	$52.1	$56.4	$16.2	$18.5
Change in plan assets
Fair value of plan assets at beginning of year	$109.4	$101.8	$—	$—
Actual return on plan assets	21.8	13.7	—	—
Company contributions	—	—	1.7	2.0
Cash transfer to fund postretirement benefit payments	(1.3)	(1.6)	—	—
Benefits and expenses paid, net of contributions	(4.5)	(4.5)	(1.7)	(2.0)
Fair value of plan assets at end of year	$125.4	$109.4	$—	$—
Funded (underfunded) status of the plans	$73.3	$53.0	$(16.2)	$(18.5)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Noncurrent assets	$73.3	$53.0	$—	$—
Noncurrent liabilities	—	—	14.5	16.6
Current liabilities	—	—	1.7	1.9
	$73.3	$53.0	$16.2	$18.5
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$2.1	$20.3	$6.3	$8.2
Net prior service cost (credit)	0.1	0.1	(0.5)	(0.6)
Net transition (asset)	—	(0.1)	—	—
Accumulated other comprehensive loss	$2.2	$20.3	$5.8	$7.6
As of December 31, 2013 and 2012, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2013 and 2012 and target allocation for 2014 are as follows:

		Plan Assets
	Target 2014	2013	2012
Asset Category
Equity securities	45-75%	67.2%	64.4%
Debt securities	10-40	25.4%	27.8%
Other	0-20	7.4%	7.8%
	100%	100%	100%
The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Collective trust and pooled insurance funds:
Common stock	$48.3	$2.5	$—	$50.8	$40.1	$2.5	$—	$42.6
Equity Funds	26.9	—	—	26.9	23.9	—	—	23.9
Foreign Stock	5.6	—	—	5.6	4.1	—	—	4.1
U.S. Government obligations	5.1	—	—	5.1	6.5	—	—	6.5
Fixed income funds	18.8	—	—	18.8	17.1	—	—	17.1
Balanced funds	2.1	—	—	2.1	—	—	—	—
Corporate Bonds	6.8	—	—	6.8	6.8	—	—	6.8
Cash and Cash Equivalents	2.0	—	—	2.0	2.0	—	—	2.0
Hedge funds	—	—	7.3	7.3	—	—	6.4	6.4
	$115.6	$2.5	$7.3	$125.4	$100.5	$2.5	$6.4	$109.4

The following table presents a reconciliation of Level 3 assets, as defined in Note 1, held during the years ended December 31, 2013 and 2012.

	Balance at Beginning of Year	Net Unrealized Gain	Purchases	Balance at End of Year
	(In millions)
Hedge Funds:
2013	$6.4	$0.9	$—	$7.3
2012	$5.9	$0.5	$—	$6.4

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31, and to measure the net periodic benefit cost in the following year.

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.51%	3.66%	4.50%	4.21%	3.35%	4.50%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	2.00%	2.00%	2.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	7.00%	6.50%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	7.25%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2042	2042	2042
In determining its expected return on plan assets assumption for the year ended December 31, 2013, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2013 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(In millions)
Components of net periodic benefit cost
Service costs	$2.6	$2.2	$1.6	$0.1	$—	$0.1
Interest costs	2.0	2.2	2.3	0.6	0.8	0.9
Expected return on plan assets	(8.9)	(8.2)	(8.9)	—	—	—
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	0.8	0.9	—	0.7	0.7	0.4
Benefit (income) costs	$(3.5)	$(2.9)	$(5.0)	$1.3	$1.4	$1.3
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$20.3	$22.4	$7.7	$7.6	$7.1	$6.1
Net (gain) loss arising during the year	(17.3)	(1.2)	14.7	(1.2)	1.1	1.3
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	(0.8)	(0.9)	—	(0.7)	(0.7)	(0.4)
Total recognized in accumulated other comprehensive loss at end of year	$2.2	$20.3	$22.4	$5.8	$7.6	$7.1
The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2014 are immaterial.
The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2014 is $0.6 million and $(0.1) million, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
	(In millions)
2014	$4.2	$1.9	$0.2	$1.7
2015	4.2	1.8	0.2	1.6
2016	4.1	1.7	0.2	1.5
2017	4.3	1.6	0.2	1.4
2018	4.2	1.5	0.1	1.4
2019 to 2023	21.9	6.2	0.6	5.6

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total of service and interest cost components in 2013	$0.1	$—
Effect on postretirement benefit obligation as of December 31, 2013	$1.3	$(1.1)
The Company expects to have no contributions to its defined benefit plans in 2014.
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $0.5 million in 2013 and 2012 related to the SERP and $0.4 million in 2011. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $0.1 million quarterly ($0.4 million annually) for a seven-year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Balance at January 1, 2011	$6.2	$(3.8)	$2.4
Foreign currency translation adjustments (a)	(1.4)	—	(1.4)
Loss arising during the year	—	(16.0)	(16.0)
Tax adjustment (c)	—	6.4	6.4
Net loss arising during the year	—	(9.6)	(9.6)
Recognition of actuarial gain (b)	—	0.4	0.4
Tax adjustment (c)	—	(0.2)	(0.2)
Recognition of actuarial gain, net	—	0.2	0.2
Balance at December 31, 2011	4.8	(13.2)	(8.4)
Foreign currency translation adjustments (a)	0.6	—	0.6
Recognition of actuarial gain, net (b)	—	1.6	1.6
Tax adjustment (c)	—	(0.6)	(0.6)
Recognition of actuarial gain, net	—	1.0	1.0
Balance at December 31, 2012	5.4	(12.2)	(6.8)
Foreign currency translation adjustments (a)	(2.6)	—	(2.6)
Recognition of actuarial gain, net (b)	—	19.9	19.9
Tax adjustment (c)	—	(7.1)	(7.1)
Recognition of actuarial gain, net	—	12.8	12.8
Balance at December 31, 2013	$2.8	$0.6	$3.4

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial gains are reclassified out of accumulated other comprehensive income and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expenses.
NOTE 15 — Restructuring and Unusual Charges
During the third quarter of 2011, the Company recorded a $5.4 million restructuring and asset impairment charge related to the write down of underperforming assets in its Assembly Components segment.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	(Dollars in millions, except per share data)
2013
Net sales	$283.0	$307.3	$303.5	$309.4
Gross profit	51.6	57.5	54.6	47.3
Net income from continuing operations	10.7	12.1	8.7	9.4
Income (loss) from discontinued operations, net of taxes	(0.4)	(0.1)	3.7	(0.2)
Net income attributable to noncontrolling interest	—	—	(0.2)	(0.3)
Net income attributable to ParkOhio common shareholders	$10.3	$12.0	$12.2	$8.9
Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.90	$1.02	$0.71	$0.76
Discontinued operations	(0.03)	(0.01)	0.31	(0.02)
Total	$0.87	$1.01	$1.02	$0.74
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.88	$0.99	$0.69	$0.74
Discontinued operations	(0.03)	(0.01)	0.30	(0.02)
Total	$0.85	$0.98	$0.99	$0.72
2012
Net sales	$261.7	$307.3	$285.2	$274.0
Gross profit	49.0	55.9	54.2	48.2
Net income from continuing operations	9.6	5.0	11.4	8.2
Loss from discontinued operations, net of taxes	(0.6)	(0.6)	(0.7)	(0.5)
Net income attributable to ParkOhio common shareholders	$9.0	$4.4	$10.7	$7.7
Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.81	$0.42	$0.95	$0.68
Discontinued operations	(0.05)	(0.05)	(0.06)	(0.04)
Total	$0.76	$0.37	$0.89	$0.64
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.79	$0.42	$0.94	$0.67
Discontinued operations	(0.05)	(0.05)	(0.06)	(0.04)
Total	$0.74	$0.37	$0.88	$0.63

Note A —
In the second quarter of 2013, the Company completed the acquisition of substantially all of the assets of Bates, a manufacturer of extruded, formed and molded products and is included in our Assembly Components segment.

Note B —	Effective August 1, 2013, the Company sold a 25% interest in its Southwest Steel Processing business.

Note C —
On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash. The results of this business unit are reported as discontinued operations and prior periods are adjusted to reflect the discontinued operation.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	In September 2013, the Company recorded a $5.2 million pre-tax litigation judgment.

Note E —	During the fourth quarter of 2013, the Company acquired the outstanding capital stock of Henry Halstead and QEF. Both companies are providers of supply chain management solutions.

Note F —
In the first quarter of 2012, the Company completed the acquisition of FRS, a leading manufacturer of industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries, in an all cash transaction for approximately $98.8 million.

Note G —
In the second quarter of 2012, the Company entered into a settlement agreement with a customer pursuant to which it agreed to settle all claims subject to an arbitration agreement by paying the customer $13.0 million in cash.

Supplementary Financial Data

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
	(In millions)
Year Ended December 31, 2013:
Allowances deducted from assets:
Trade receivable allowances	3.5	1.8	(1.6)	(A)	3.7
Inventory obsolescence reserve	27.2	9.4	(8.2)	(B)	28.4
Tax valuation allowances	4.2	(1.6)	—		2.6
Year Ended December 31, 2012:
Allowances deducted from assets:
Trade receivable allowances	5.5	1.8	(3.8)	(A)	3.5
Inventory obsolescence reserve	24.9	11.6	(9.3)	(B)	27.2
Tax valuation allowances	4.4	(0.2)	—		4.2
Year Ended December 31, 2011:
Allowances deducted from assets:
Trade receivable allowances	6.0	0.6	(1.1)	(A)	5.5
Inventory obsolescence reserve	22.8	7.4	(5.3)	(B)	24.9
Tax valuation allowances	22.4	(18.0)	—		4.4
Note (A)- Uncollectable accounts written off, net of recoveries.
Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with the our independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2013.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In the second quarter of fiscal 2013, the Company acquired Bates. In the fourth quarter of fiscal 2013, the Company acquired Henry Halstead and QEF Global. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting did not include Bates, Henry Halstead and QEF Global, which in the aggregate constituted 8% of total assets as of December 31, 2013 and 3% of revenues for the year then ended. These exclusions are in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition. Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2013. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO Report”). Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bates, Henry Halstead and QEF Global, which in the aggregate constituted 8% of total assets as of December 31, 2013 and 3% of revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2013, also issued an attestation report on the Company’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 44 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in the our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
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
The following table provides information about our common stock that may be issued under our equity compensation plan as of December 31, 2013.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise price of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	146,000	$16.71	267,953
Equity compensation plans not approved by security holders	—	—	—
Total	146,000	$16.71	267,953

(1)	Includes our Amended and Restated 1998 Long-Term Incentive Plan.

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
Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 14, 2014
* W. Scott Emerick	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 14, 2014	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.
For the Year Ended December 31, 2013

Exhibit
2.1
Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LLP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012 (filed as Exhibit 2.1 to From 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.1
Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.2
Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.1
Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan, Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, Key Bank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2
Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated April 3, 2013, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 6, 2013, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.3
Indenture, dated as of April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.1
Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2*
Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on May 30, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit
10.4*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.5*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.6*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.8*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11
Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

21.1	List of Subsidiaries of Park-Ohio Holdings Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

Exhibit
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.