Form 10-Q
period 2014-03-31
PARK OHIO HOLDINGS CORP
filed 2014-05-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2014, 12,429,788 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 31.

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2014	December 31, 2013
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$59.0	$55.2
Accounts receivable, less allowances for doubtful accounts of $3.5 million at March 31, 2014 and $3.7 million at December 31, 2013	184.5	165.7
Inventories, net	227.5	221.4
Deferred tax assets	26.3	25.2
Unbilled contract revenue	9.4	8.7
Other current assets	18.1	20.1
Total current assets	524.8	496.3
Property, plant and equipment, net	114.6	115.4
Goodwill	60.4	60.4
Intangible assets, net	65.2	66.2
Other long-term assets	82.2	80.4
Total assets	$847.2	$818.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$121.5	$112.0
Accrued expenses and other	84.7	79.9
Current portion of long-term debt	4.5	4.4
Current portion of other postretirement benefits	1.7	1.7
Total current liabilities	212.4	198.0
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	128.7	126.2
Other long-term debt	2.9	3.0
Deferred tax liabilities	46.3	45.3
Other postretirement benefits and other long-term liabilities	31.5	32.2
Total long-term liabilities	459.4	456.7
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized -- 40,000,000 shares; Issued -- 14,379,405 shares in 2014 and 14,364,239 in 2013	14.4	14.4
Additional paid-in capital	84.8	82.4
Retained earnings	95.7	85.6
Treasury stock, at cost, 1,949,617 shares in 2014 and 1,934,959 shares in 2013	(27.6)	(26.8)
Accumulated other comprehensive income	2.9	3.4
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	170.2	159.0
Noncontrolling interest	5.2	5.0
Total equity	175.4	164.0
Total liabilities and shareholders' equity	$847.2	$818.7

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
		Adjusted (1)
	2014	2013
	(In millions, except earnings per share data)
Net sales	$317.8	$283.0
Cost of sales	261.8	231.4
Gross profit	56.0	51.6
Selling, general and administrative expenses	33.1	28.4
Operating income	22.9	23.2
Interest expense	7.0	6.5
Income from continuing operations before income taxes	15.9	16.7
Income tax expense	5.6	6.0
Net income from continuing operations	10.3	10.7
Loss from discontinued operations, net of taxes	—	(0.4)
Net income	10.3	10.3
Net income attributable to noncontrolling interest	(0.2)	—
Net income attributable to ParkOhio common shareholders	$10.1	$10.3

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.84	$0.90
Discontinued operations	—	(0.03)
Total	$0.84	$0.87
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.82	$0.88
Discontinued operations	—	(0.03)
Total	$0.82	$0.85
Weighted-average shares used to compute earnings per share:
Basic	12.0	11.9
Diluted	12.3	12.1

(1)	Adjusted to reflect the discontinued operations.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income	$10.3	$10.3
Other comprehensive income (loss):
Foreign currency translation loss	(0.4)	(2.2)
Pension and postretirement benefit adjustments, net of tax	(0.1)	0.4
Total other comprehensive loss	(0.5)	(1.8)
Total comprehensive income, net of tax	9.8	8.5
Comprehensive income attributable to noncontrolling interest	(0.2)	—
Comprehensive income attributable to ParkOhio common shareholders	$9.6	$8.5

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2014	14,364,239	$14.4	$82.4	$85.6	$(26.8)	$3.4	$5.0	$164.0
Other comprehensive income (loss)				10.1		(0.5)	0.2	9.8
Share-based compensation			1.6					1.6
Restricted stock awards	15,166		0.8					0.8
Purchase of treasury stock					(0.8)			(0.8)
Balance at March 31, 2014	14,379,405	$14.4	$84.8	$95.7	$(27.6)	$2.9	$5.2	$175.4

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING ACTIVITIES
Net income	$10.3	$10.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.3	4.6
Share-based compensation	1.3	1.4
Changes in operating assets and liabilities:
Accounts receivable	(17.2)	(10.1)
Inventories and other current assets	(6.2)	(9.2)
Accounts payable and accrued expenses	11.7	18.1
Other	(1.2)	1.3
Net cash provided by operating activities	4.0	16.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3.1)	(6.0)
Proceeds from sale and leaseback transactions	—	1.9
Net cash used by investing activities	(3.1)	(4.1)
FINANCING ACTIVITIES
Payments on term loans and other debt	(1.1)	(0.9)
Proceeds from (payments on) revolving credit facility, net	3.5	(3.7)
Issuance of common stock under stock option plan	0.8	—
Purchase of treasury stock	(0.8)	(0.1)
Net cash provided (used) by financing activities	2.4	(4.7)
Effect of exchange rate changes on cash	0.5	(1.1)
Increase in cash and cash equivalents	3.8	6.5
Cash and cash equivalents at beginning of period	55.2	44.4
Cash and cash equivalents at end of period	$59.0	$50.9
Income taxes paid	$1.4	$4.7
Interest paid	$1.1	$0.8

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment during the third quarter of 2013. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. As of September 30, 2013, the results of the business unit have been reported as discontinued operations in the financial statements.

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has not had a material effect on our consolidated financial statements as it aligns with our current presentation.
In February 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” requiring reporting entities that no longer have a controlling financial interest in a subsidiary or group of assets that is considered a business within a foreign entity, to release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For equity method investments that are foreign entities, the partial sale requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity investment. However, for an equity method investment that is not a foreign entity, the release of the cumulative translation adjustment into net income is required only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity requiring release into net income the cumulative translation adjustment upon the occurrence of events that includes (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has not had a material effect on our consolidated financial statements as it aligns with our current presentation.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 — Segments

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

Results by business segment were as follows:

	Three Months Ended March 31,
		Adjusted (1)
	2014	2013
	(In millions)
Net sales:
Supply Technologies	$134.4	$111.8
Assembly Components	108.1	92.2
Engineered Products	75.3	79.0
	$317.8	$283.0
Income from continuing operations before income taxes:
Supply Technologies	$10.8	$9.4
Assembly Components	8.1	6.8
Engineered Products	10.6	12.3
Total segment operating income	29.5	28.5
Corporate costs	(6.6)	(5.3)
Interest expense	(7.0)	(6.5)
Income from continuing operations before income taxes	$15.9	$16.7

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

(1)	Adjusted to reflect the discontinued operations.

	March 31, 2014	December 31, 2013
	(In millions)
Identifiable assets:
Supply Technologies	$257.3	$241.7
Assembly Components	283.6	276.7
Engineered Products	186.0	183.1
General corporate	120.3	117.2
	$847.2	$818.7

NOTE 4 — Discontinued Operations

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

Three Months Ended March 31, 2013
(In millions)
Net sales	$2.1

Loss from discontinued operations before tax	(0.6)
Income tax benefit from operations	0.2
Income (loss) from discontinued operations, net of taxes	$(0.4)

NOTE 5 — Accounts Receivable

During the first three months of 2014 and 2013, the Company sold approximately $23.0 million and $14.4 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $0.1 million and $0.1 million, respectively, in the condensed consolidated statements of income. These losses represented implicit interest on the transactions.

NOTE 6 — Inventories

The components of inventory consist of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Finished goods	$119.2	$115.5
Work in process	39.7	37.3
Raw materials and supplies	68.6	68.6
Inventories, net	$227.5	$221.4

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by reportable segment for the periods ended March 31, 2014 and December 31, 2013 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2013	$—	$44.8	$4.9	$49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	6.4	49.0	5.0	60.4
Foreign currency translation	—	—	—	—
Balance at March 31, 2014	$6.4	$49.0	$5.0	$60.4

The increase in goodwill in 2013 was due to the acquisitions of Bates Rubber (“Bates”) in the second quarter of 2013 and Henry Halstead Ltd. (“Henry Halstead”) and QEF Global Limited (“QEF”) in the fourth quarter of 2013. Bates is included in the Assembly Components reportable segment and Henry Halstead and QEF are included in the Supply Technologies reportable segment. The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead and QEF transactions are not deductible for income tax purposes.

NOTE 8 — Other Intangible Assets

Information regarding other intangible assets as of March 31, 2014 and December 31, 2013 follows:

		March 31, 2014			December 31, 2013
	Weighted Average Useful Life	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	13.0 years	$61.2	$9.8	$51.4	$61.1	$8.7	$52.4
Other	9.4 years	3.9	1.8	2.1	3.9	1.8	2.1
		$65.1	$11.6	$53.5	$65.0	$10.5	$54.5
Indefinite-lived tradenames				11.7			11.7
Total				$65.2			$66.2

Amortization expense for the three months ended March 31, 2014 and 2013 was $1.1 million and $0.8 million, respectively.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 9 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In millions)
Balance at January 1,	$5.4	$6.9
Claims paid during the period	(0.8)	(1.1)
Warranty expense	0.5	1.4
Balance at March 31,	$5.1	$7.2

NOTE 10 — Financing Arrangements

The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 1.94% at March 31, 2014. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.00% at March 31, 2014.

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(In millions)
8.125% Senior Notes due 2021	$250.0	$250.0
Revolving credit	114.4	111.0
Term loan	17.9	18.7
Other	3.8	3.9
Total debt	386.1	383.6
Less current maturities	4.5	4.4
Total long-term debt, net of current portion	$381.6	$379.2

The following table represents fair value information of the Company's 8.125% Senior Notes due 2021, classified as Level 1, at March 31, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	March 31, 2014	December 31, 2013
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$280.0	$275.6

NOTE 11 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first three months of 2014 and 2013 was 35.2% and 35.9%, respectively. As of March 31, 2014, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2013.

NOTE 12 — Stock-Based Compensation

A summary of stock option activity as of March 31, 2014 and changes during the quarter then ended is presented below:

	2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	146,000	$16.71
Granted	—	—
Exercised	(2,500)	14.12
Canceled or expired	—	—
Outstanding - end of period	143,500	$16.76	2.3 years	$5.7
Options exercisable	143,500	$16.76	2.3 years	$5.7

A summary of restricted share and performance share activity for the quarter ended March 31, 2014 is as follows:

	2014
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	422,898	$21.04	42,000	$20.30
Granted	—	—	—	—
Vested	(41,666)	20.34	(14,000)	20.30
Canceled or expired	(1,334)	19.38	—	—
Outstanding - end of period	379,898	$21.12	28,000	$20.30

Total stock-based compensation expense included in selling, general and administrative expenses during the first quarter of 2014 and 2013 was $1.3 million and $1.4 million, respectively. As of March 31, 2014, there was $6.7 million of

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.94 years.

NOTE 13 — Commitments, Contingencies and Litigation Judgment

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

In August 2013, the Company received a subpoena from the staff of the Securities and Exchange Commission (“SEC”) in connection with the staff’s investigation of a third party. At that time, the Company also learned that the U.S. Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act.

The Board of Directors of the Company has formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 14 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Service costs	$0.6	$0.6	$0.2	$—
Interest costs	0.6	0.5	—	0.1
Expected return on plan assets	(2.6)	(2.2)	—	—
Recognized net actuarial loss	—	0.2	0.1	0.2
Net periodic benefit (gains) costs	$(1.4)	$(0.9)	$0.3	$0.3

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	(0.4)	—	(0.4)
Recognition of actuarial loss (b)	—	(0.1)	(0.1)
Tax adjustment (c)	—	—	—
Change in pension and postretirement benefits, net	—	(0.1)	(0.1)
Ending balance	$2.4	$0.5	$2.9

	Three Months Ended March 31, 2013
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$5.4	$(12.2)	$(6.8)
Foreign currency translation adjustments (a)	(2.2)	—	(2.2)
Recognition of actuarial loss (b)	—	0.4	0.4
Tax adjustment (c)	—	—	—
Change in pension and postretirement benefits, net	—	0.4	0.4
Ending balance	$3.2	$(11.8)	$(8.6)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

NOTE 16 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2014	2013
	(In whole shares)
Weighted average basic shares outstanding	12,023,453	11,862,406
Plus dilutive impact of employee stock options	307,567	270,462
Weighted average diluted shares outstanding	12,331,020	12,132,868

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

Loss from discontinued operations per common share is computed as loss from discontinued operations, net of taxes divided by the weighted average basic shares outstanding. Diluted loss from discontinued operations per common share is computed as loss from discontinued operations, net of taxes divided by the weighted average diluted shares outstanding.

Total basic earnings per common share is computed as net income attributable to Park-Ohio common shareholders divided by the weighted average basic shares outstanding. Total diluted earnings per common share is computed as net income attributable to Park-Ohio common shareholders divided by the weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the three months ended March 31, 2014 and 2013, the anti-dilutive shares were insignificant.

NOTE 17— Subsequent Event

In May 2014, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on June 9, 2014 to all shareholders of record as of the close of business on May 23, 2014, which will result in a cash outlay of approximately $1.6 million in the second quarter of 2014.

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber components, and fuel filler assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis.

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

Sales, segment operating income and other relevant financial data for these three segments are provided in Note 3 to the condensed consolidated financial statements, included elsewhere herein.

Primary Factors Affecting 2014 Results

The following factors most affected our consolidated results for the three months ended March 31, 2014:

•
Our 2013 strategic bolt-on acquisitions of Bates Rubber (“Bates”), Henry Halstead Ltd. (“Henry Halstead”) and QEF Global Limited (“QEF”) added a combined $21.5 million of incremental revenues in the first three months of 2014 compared to the first three months of 2013. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us.

• While most of our businesses performed well during extreme weather conditions of the first three months of 2014, the forging business of our Engineered Products segment experienced operational difficulties directly associated with the extreme weather. Orders were delayed, additional maintenance was required due to the harsh conditions and premium natural gas costs were incurred. We estimate the impact of these extreme weather-related factors was approximately $1.2 million in the first three months of 2014.

• In addition to our top-line growth associated with acquisitions, our organic growth was $13.3 million, or 4.7%, and was directly associated with strong performance in the Supply Technologies segment and in our Aluminum business unit of the Assembly Components segment. While overall we had excellent net sales growth of 12.3%, our unfavorable sales mix in the first three months of 2014 compared to the first first three months of 2013 and the extreme weather-related issues of the first three months of 2014 lead to our gross margin percentage reduction of 60 basis points to 17.6%.

• Due to the incremental selling, general and administrative (“SG&A”) costs primarily related to our acquisitions and increased professional service fees in the first three months of 2014, our SG&A expenses increased 16.5%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,
		Adjusted
	2014	2013	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$317.8	$283.0	$34.8	12.3%
Cost of sales	261.8	231.4	30.4	13.1%
Gross profit	56.0	51.6	4.4	8.5%
Gross profit as a percentage of net sales	17.6%	18.2%
Selling, general and administrative expenses	33.1	28.4	4.7	16.5%
SG&A as a percentage of net sales	10.4%	10.0%
Operating income	22.9	23.2	(0.3)	(1.3)%
Interest expense	7.0	6.5	0.5	7.7%
Income from continuing operations before income taxes	15.9	16.7	(0.8)	(4.8)%
Income tax expense	5.6	6.0	(0.4)	(6.7)%
Net income from continuing operations	10.3	10.7	(0.4)	(3.7)%
Loss from discontinued operations, net of taxes	—	(0.4)	0.4	*
Net income	10.3	10.3	—	—%
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	*
Net income attributable to ParkOhio common shareholders	$10.1	$10.3	$(0.2)	(1.9)%

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.84	$0.90	$(0.06)	(6.7)%
Discontinued operations	—	(0.03)	0.03	*
Total	$0.84	$0.87	$(0.03)	(3.4)%
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.82	$0.88	$(0.06)	(6.8)%
Discontinued operations	—	(0.03)	0.03	*
Total	$0.82	$0.85	$(0.03)	(3.5)%

* Calculation not meaningful

Net Sales:

Net sales increased $34.8 million, or 12.3%, to $317.8 million in the first three months of 2014, compared to $283.0 million in the same period in 2013, mainly due to the incremental sales from acquisitions of $21.5 million and volume increases from our Supply Technologies and Assembly Components segments, partially offset by decreases in our Engineered Products segment.

The factors explaining the changes in segment revenues for the three months ended March 31, 2014 compared to the prior year comparable period are contained within the "Segment Analysis" section.

Cost of Sales & Gross Profit:

Cost of sales increased $30.4 million to $261.8 million in the first three months of 2014, compared to $231.4 million in the same period in 2013. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $19.0 million and the increase in net sales volumes. The gross profit margin percentage was 17.6% in the first three months of 2014 compared to 18.2% in the same period in 2013. This decrease in gross margin percentage of 60 basis points is largely due to a change in the sales mix, as the Supply Technologies and Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales in the first three months of 2014 than in the prior year first three months.

SG&A Expenses:

Consolidated SG&A expenses increased 16.5% in the first three months of 2014 compared to the same period in 2013, and SG&A expenses as a percent of sales increased by 40 basis points to 10.4%. SG&A expenses increased in the first three months of 2014 compared to the same period in 2013 primarily due to $1.4 million of incremental expense associated with the 2013 acquisitions, increased professional service fees of $1.7 million and increased salary and wage expenses.

Interest Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Interest expense	$7.0	$6.5	$0.5	7.7%
Average outstanding borrowings	$382.4	$372.1	$10.3	2.8%
Average borrowing rate	7.32%	6.99%

Interest expense increased $0.5 million in the first three months of 2014 compared to the same period in 2013, primarily due to the amortization of earn-out provisions of the recent acquisition of Henry Halstead. There is no expected additional amortization of earn-out provisions related to prior year acquisitions in 2014. Average borrowings in the first three months of 2014 were higher when compared to the same period in 2013 due to additional borrowings to fund the 2013 acquisitions. The higher average borrowing rate in the first three months of 2014 was primarily due to the amortization of earn-out provisions of the recent acquisition of Henry Halstead.

Income Tax Expense:

The provision for income taxes was $5.6 million, at a 35.2% effective income tax rate, in the first three months of 2014. This was comparable to income taxes of $6.0 million, at a 35.9% effective income tax rate, in the corresponding period of 2013.

Net Income from Continuing Operations:

Net income from continuing operations decreased $0.4 million to $10.3 million in the first three months of 2014, compared to $10.7 million in the same period of 2013, due to the reasons described above.

Loss from Discontinued Operations:

In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash. The loss from discontinued operations of $0.4 million for the first three months of 2013 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:

Net income was flat at $10.3 million for the first three months of 2014, compared to the first three months of 2013, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, the income of $0.2 million for the first three months of 2014 attributable to the noncontrolling interest was deducted from net income to derive net income attributable to ParkOhio common shareholders.

Net Income Attributable to ParkOhio Common Shareholders:

Net income attributable to ParkOhio common shareholders decreased $0.2 million to $10.1 million in the first three months of 2014, compared to $10.3 million in the same period of 2013, due to the reasons described above.

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the business units and product lines included within each segment. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate costs that are not attributable to the segments and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Supply Technologies	42%	40%
Assembly Components	34%	32%
Engineered Products	24%	28%

Segment Operating Income:
Supply Technologies	37%	33%
Assembly Components	27%	24%
Engineered Products	36%	43%

Supply Technologies Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$134.4	$111.8	$22.6	20%
Segment operating income	$10.8	$9.4	$1.4	15%
Segment operating income margin	8.0%	8.4%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net Sales: Almost half of the revenue increase in the first three months of 2014, compared to the same period in 2013, is directly attributable to the fourth quarter acquisitions of Henry Halstead and QEF. The majority of our growth in the first three months of 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 59%; the semiconductor market, which was up 62%; and the power sports and recreational equipment market, which increased 11%. In addition, our fastener manufacturing division generated sales increases of 23% in the first three months of 2014.

Segment Operating Income: With increases in net sales, segment operating incomes increased $1.4 million, or 15%, to $10.8 million. Segment operating margin was 8.0%, which was a 40 basis points reduction compared to the prior year's first three months segment operating income margin of 8.4%. The reduction in margin is primarily attributable to increased professional services fees and overall customer product mix swings in the first quarter of 2014, slightly offset by increased operational leverage as a result of our acquisitions.

Assembly Components Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$108.1	$92.2	$15.9	17%
Segment operating income	$8.1	$6.8	$1.3	19%
Segment operating income margin	7.5%	7.4%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net Sales: The significant increase in net sales is primarily due to the incremental revenues in 2014 associated with the acquisition of Bates of approximately $11.4 million. In addition, aluminum business revenues increased 27%, as we experienced incremental sales from new programs with our automotive customers that launched in 2013. These revenue increases were slightly offset by the expected reduced volumes in the fuel filler business of Fluid Routing Solutions of 17% as programs completed their life cycles in the second half of 2013.

Segment Operating Income: On the strength of the Bates acquisition, and the aluminum business' incremental contribution from the new program launches with our automotive customers in 2013, segment operating income increased 19% in the first three months of 2014 compared to the same period in 2013. Furthermore, our segment operating income margin increased 10 basis points, which was mainly due to the aluminum business as it continued ramping up to full capacity.

Engineered Products Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$75.3	$79.0	$(3.7)	(5)%
Segment operating income	$10.6	$12.3	$(1.7)	(14)%
Segment operating income margin	14.1%	15.6%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net Sales: Both of our primary business units in this segment experienced declines in the first three months of 2014 compared to the first three month of 2013. Our forging business was unfavorably impacted by extreme weather conditions and reduced demand for some of it aircraft forging products. Overall revenues in our forging business were down 9% year over year. Our industrial equipment business net sales declined in the first three months of 2014 by 3%. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. However, our aftermarket business increased 3% in the first three months of 2014 compared to the first three months of 2013.

Segment Operating Income: Given the decrease in net sales in 2014, segment operating income also decreased 14% in the first three months of 2014. In addition, segment operating income margin declined 150 basis points to 14.1% in the first three months of 2014 compared to 15.6% in the first three months of 2013. Our forging business experienced operational difficulties due to the extreme weather resulting in delayed orders, additional maintenance and premium natural gas costs. We estimate the impact of these extreme weather-related factors on segment operating income was approximately $1.2 million in the first three months of 2014.

Liquidity and Sources of Capital

As of March 31, 2014, we had $114.4 million outstanding and approximately $80.6 million of unused borrowing availability under the revolving credit facility provided by the Credit Agreement. Also, as of March 31, 2014, we had cash and cash equivalents of $59.0 million.

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

The Company had cash and cash equivalents held by foreign subsidiaries of $41.5 million at March 31, 2014 and $40.0 million at December 31, 2013. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At March 31, 2014, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the

United States. Although we have no intention to repatriate the approximately $88.6 million of undistributed earnings of our foreign subsidiaries, as of March 31, 2014, if we were to repatriate these earnings, there would potentially be an adverse tax impact.

At March 31, 2014, our debt service coverage ratio was 2.0, and, therefore, we were in compliance with the debt service coverage ratio covenant contained in the revolving credit facility provided by the Credit Agreement. We were also in compliance with the other covenants contained in the revolving credit facility as of March 31, 2014. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2014, declines in sales volumes in 2014 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.47 at March 31, 2014, compared to 2.51 at December 31, 2013. Working capital increased by $14.1 million to $312.4 million at March 31, 2014, from $298.3 million at December 31, 2013. Accounts receivable increased $18.8 million to $184.5 million at March 31, 2014, from $165.7 million at December 31, 2013, primarily resulting from sales volume increases at the end of the respective quarters. Inventory increased by $6.1 million at March 31, 2014, to $227.5 million from $221.4 million at December 31, 2013, primarily resulting from increases in customer demand. Accounts payable increased $9.5 million to $121.5 million at March 31, 2014, from $112.0 million at December 31, 2013, primarily as a result of the timing of payments at March 31, 2014. Accrued expenses increased by $4.8 million to $84.7 million at March 31, 2014, from $79.9 million at December 31, 2013, primarily resulting from the interest payment terms on the Senior Notes.

In May 2014, our Board of Directors declared a dividend of $0.125 per common share payable on June 9, 2014 to our common shareholders of record as of May 23, 2014, which will result in a cash outlay of approximately $1.6 million in the second quarter of 2014. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon the then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
Operating Activities

Cash provided by operating activities decreased $12.4 million to $4.0 million in the first three months of 2014 compared to $16.4 million in the first three months of 2013. The decrease in operating cash flows was primarily the result of increases in working capital used to support the growth of our results of operations.

Investing Activities

Our net purchases of property, plant and equipment were $3.1 million in the first three months of 2014 compared to $4.1 million in the first three months of 2013. The decreases in capital expenditure spending for the first three months of 2014 compared to the same period in 2013 were primarily associated with a reduction in capital spending in our aluminum business of the Assembly Components segment as the programs initiated in 2013 were completed and capital spending has declined.

Financing Activities

Cash provided by financing activities of $2.4 million in the first three months of 2014 primarily consisted of net borrowings on debt instruments.

Cash used by financing activities of $4.7 million in the first three months of 2013 primarily consisted of net repayments on debt instruments.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At March 31, 2014, none were outstanding. We currently have no other derivative instruments.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2013 contained in our 2013 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the investigation being conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to continue to pay cash dividends; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $132.3 million at March 31, 2014. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.3 million during the three-month period ended March 31, 2014.

Our foreign subsidiaries generally conduct business in local currencies. During the first three months of 2014, we recorded a favorable foreign currency translation adjustment of $0.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At March 31, 2014, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2014:

We were a co-defendant in approximately 273 cases asserting claims on behalf of approximately 618 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only eight asbestos cases, involving 27 plaintiffs, that plead specified damages. In each of the eight cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, planitiffs have alleged compensatory and punitive damages in the amount of $10.0 million for each of the five counts and on count of $5.0 million for the sixth count. In the remaining two cases, the plaintiffs have each alleged against each named defendant, compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

In August 2013, the Company received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, the Company also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act.

The Board of Directors of the Company has formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our repurchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2014	—		$—	—	988,334
February 1 — February 28, 2014	14,658	(2)	52.64	—	988,334
March 1 — March 31, 2014	—		—	—	988,334
Total	14,658		$52.64	—	988,334

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)	Consists of 14,658 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By:	/s/ W. Scott Emerick
Name:	W. Scott Emerick
Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 9, 2014

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Holdings Corp. and Subsidiaries
For the Quarter Ended March 31, 2014

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