Form 10-K
period 2014-12-31
PARK OHIO HOLDINGS CORP
filed 2015-03-16
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $509,494,000 based on the closing price of $58.11 per share of the registrant’s Common Stock on June 30, 2014.
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 27, 2015, 12,500,129 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 28, 2015 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the following industries: heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing. Assembly Components manufactures cast and machined aluminum components, automotive and industrial rubber and thermoplastic products, gasoline direct injection systems, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers (“OEMs”) and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.
Our sales are made through our own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the financial results presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses, interest expense, and certain other infrequent or unusual charges or credits. Identifiable assets by segment include assets directly identified with those operations. As of December 31, 2014, we employed approximately 6,000 persons.

The following chart reflects our end-use market mix for the year ended December 31, 2014:
The following chart reflects our geographic mix for the year ended December 31, 2014:

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2014	$559.6 million (40% of total)	$490.5 million (36% of total)	$328.6 million (24% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components
• Control arms
• Front engine covers
• Knuckles
• Injection molded rubber products
• Pump housings
• Clutch retainers/pistons
• Master cylinders
• Rubber and thermoplastic hose
• Oil pans
• Flywheel spacers
• Steering racks
• Fuel filler assemblies
• Gasoline direct injection systems

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
Markets and Customers.    For the year ended December 31, 2014, approximately 74% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells its services to over 8,100 customers domestically and internationally. The principal industries served by Supply Technologies are the heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 32% of the sales of Supply Technologies in 2014 and 31% in 2013. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Recent Developments.    On June 10, 2014, we acquired all the outstanding capital stock of Apollo Aerospace Group (“Apollo”). Apollo is a supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide. Apollo's net sales for its fiscal year ended March 31, 2014 totaled approximately $8.1 million. For more information about the acquisition of Apollo, see Note 3 to the consolidated financial statements included elsewhere herein.

Assembly Components
Our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that have the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. In 2012, we added machining capabilities to our aluminum products service offerings. We also design and manufacture fluid routing, gasoline direct injection systems, injection molded rubber and thermoplastic and screw products.
Products and Services.    Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler, gasoline direct injection systems and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components’ principal products include front engine covers, control arms, knuckles, pump housings, clutch retainers and pistons, master cylinders, oil pans and flywheel spacers, injected molded rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets, rubber and thermoplastic hose, fuel filler assemblies and gasoline direct injection systems. We produce our Assembly Components at twenty-five manufacturing facilities in Ohio, Michigan, Indiana, Tennessee, Florida, Georgia, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and part assembly.
Markets and Customers.    The five largest customers, to which Assembly Components sells to multiple operating divisions through sole-source contracts, accounted for approximately 46% of Assembly Components sales for 2014 and 45% for 2013. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Recent Developments.    Effective October 10, 2014, the Company acquired all the outstanding capital stock of Autoform Tool & Manufacturing (“Autoform”) for a total purchase consideration of $48.9 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement (as defined herein). Autoform is a supplier of high-end pressure fuel lines used in gasoline direct injection systems across a large number of engine platforms. Autoform's production facilities are located in Indiana. The financial results of Autoform are included in the Company’s Assembly Components segment and contributed $13.1 million in revenues in 2014 and were accretive from the date acquired. The purchase of Autoform was accounted for under the acquisition method of accounting.
Engineered Products
Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in twelve domestic facilities and twelve international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India and Japan.
Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 56% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.

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
Recent Developments.    On December 4, 2014, we acquired all of the outstanding capital stock of Saet S.p.A (“Saet”) for a total purchase consideration of $22.1 million in cash. Saet is a leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions. Saet operates through its locations in Italy, China, India and Tennessee. The financial results of Saet are included in the Company's Engineered Products segment.
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
Backlog
Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2014 was $199.7 million compared with $145.3 million as of December 31, 2013. Approximately 74% of Engineered Products’ backlog as of December 31, 2014 is scheduled to be shipped in 2015.

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
Information as to Segment Reporting and Geographic Areas
The information contained in Note 2 to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by segment and (2) net sales and assets by geographic region for the years ended December 31, 2014, 2013 and 2012 is incorporated herein by reference.
Recent Developments
On June 10, 2014, we acquired all the outstanding stock of Apollo for approximately $5.4 million in cash. Apollo is a supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide. Apollo's net sales for its fiscal year ended March 31, 2014 totaled approximately $8.1 million.
On October 10, 2014, we acquired all the outstanding capital stock of Autoform for approximately $48.9 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Autoform is a supplier of high-end pressure fuel lines used in gasoline direct injection systems across a large number of engine platforms. Autoform's production facilities are located in Indiana. The financial results of Autoform are included in the Company's Assembly Components segment and contributed $13.1 million in revenues in 2014 and were accretive from the date acquired.
On December 4, 2014, we acquired all the outstanding capital stock of Saet for approximately $22.1 million in cash. Saet is a leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions. Saet operates through its locations in Italy, China, India and Tennessee. The financial results of Saet are included in the Company's Engineered Products segment.
IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation ("ATM"), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claims for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claims for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand.  IPSCO's motion to recover attorneys' fees and costs is stayed pending the outcome of the proceedings on remand.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K proxy statements and other information, including amendments to these reports and statements, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website free of charge at http://www.pkoh.com. The information on our website is not a part of this annual report on Form 10-K.
Executive Officers of the Registrant
Information with respect to our executive officers as of March 14, 2015 is as follows:

Name	Age	Position
Edward F. Crawford	75	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	45	President and Chief Operating Officer and Director
W. Scott Emerick	50	Vice President and Chief Financial Officer
Robert D. Vilsack	54	Secretary and General Counsel
Patrick W. Fogarty	53	Director of Corporate Development
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
Significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, volatility in commodity prices for such items as crude oil, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, unfavorable global economic conditions may materially adversely affect our suppliers’ access to capital and liquidity with which they maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.
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
As of December 31, 2014, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2015, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
The industries in which we operate are cyclical and are affected by the economy in general.
We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, oil and gas, electrical distribution and controls, aerospace and defense, recreational equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 41% and 7% of our net sales during the year ended December 31, 2014 from the automotive and heavy-duty truck industries, respectively.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2014, our ten largest customers accounted for approximately 33% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
As of December 31, 2014, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 600 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that our information systems are an integral part of the Supply Technologies segment and, to a lesser extent, the Assembly Components and Engineered Products segments. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, maintain cost-effective operations, route and re-route orders, maintain confidential and proprietary information and provide superior service to our customers. These systems are subject to failure due to design flaws, improper use, cyber intrusions and other electronic service breaches. We cannot assure you that a failure of or a disruption in the operation of our information systems used by Supply Technologies, including the failure of the supply chain management software to function properly, or those used by Assembly Components and Engineered Products, will not occur. Any such failure or disruption could damage our relation with our customer in our industries or otherwise have a material adverse effect on our financial condition, liquidity and results of operations.
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
As of December 31, 2014, we had goodwill of $89.5 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 5, Goodwill, to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2014, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 27% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2014, our operations included numerous manufacturing and supply chain logistics services facilities located in 26 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. We lease our world headquarters located in Cleveland, Ohio, which includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2014.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage	Use
SUPPLY	Mississauga, Ontario, Canada	Leased	145,000	Manufacturing
TECHNOLOGIES (1)	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100	Logistics
	Dayton, OH	Leased	63,800	Logistics
	Cleveland, OH (2)	Leased	60,450	Supply Technologies Corporate Office
	Carol Stream, IL	Leased	51,000	Logistics
	Memphis, TN	Leased	48,750	Logistics
	Solon, OH	Leased	47,100	Logistics
	Streetsboro, OH	Leased	45,000	Manufacturing
	Allentown, PA	Leased	43,800	Logistics
	Suwanee, GA	Leased	42,500	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Tulsa, OK	Leased	40,000	Logistics
	Lenexa, KS	Leased	29,500	Logistics
ASSEMBLY	Ocala, FL	Owned	433,000	Manufacturing
COMPONENTS	Conneaut, OH (4)	Leased/Owned	283,800	Manufacturing
	Lexington, TN	Owned	240,000	Manufacturing
	Lobelville, TN (5)	Owned	208,700	Manufacturing
	Rootstown, OH	Owned	208,000	Manufacturing
	Cleveland, OH (3)	Leased/Owned	190,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Angola, IN	Owned	135,000	Manufacturing
	Huntington, IN	Leased	124,500	Manufacturing
	Fremont, IN	Owned	112,000	Manufacturing
	Big Rapids, MI	Owned	97,000	Manufacturing
	Ravenna, OH	Owned	69,000	Manufacturing
	Delaware, OH	Owned	45,000	Manufacturing
	Bedford, OH	Leased	43,300	Manufacturing
ENGINEERED	Cicero, IL	Owned	450,000	Manufacturing
PRODUCTS (6)	Cuyahoga Heights, OH	Owned	427,000	Manufacturing
	Newport, AR	Owned	200,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Leini, Italy	Owned	161,500	Manufacturing
	Madison Heights, MI	Leased	128,000	Manufacturing
	Canton, OH	Leased	124,000	Manufacturing
	La Roeulx, Belgium	Owned	120,000	Manufacturing
	Brookfield, WI	Leased	116,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Albertville, AL	Leased	56,000	Office
	Leini, Italy	Leased	53,800	Manufacturing
	Leini, Italy	Leased	37,700	Manufacturing
	Cortland, OH	Owned	30,000	Office and Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes one leased property with 150,000 square feet and one owned property with 40,000 square feet.

(4)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and one owned property with 82,300 square feet.

(5)	Includes five facilities, which make up the total square footage of 208,700.

(6)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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
In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2014:
We were a co-defendant in approximately 254 cases asserting claims on behalf of approximately 612 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
There are only six asbestos cases, involving 26 plaintiffs, that plead specified damages. In each of the six cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the remaining case, the plaintiffs have alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.
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
IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation ("ATM"), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claims for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claims for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand.  IPSCO's motion to recover attorneys' fees and costs is stayed pending the outcome of the proceedings on remand.
In August 2013, we received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, we also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with its initial response to the staff’s subpoena, we disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of us to a foreign tax official that implicates the Foreign Corrupt Practices Act.
Our Board of Directors has formed a special committee to review our transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.
We intend to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of our disclosure. We are unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on our results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the high and low sales prices of the common stock during the periods presented. The Company declared and paid a quarterly dividend of $0.125 per share commencing in the second quarter of 2014 and has continued with quarterly dividends of $0.125 per share through the first quarter of 2015. Prior to the second quarter of 2014, no dividends were declared or paid during the prior quarterly periods in the last four years. Additionally, the terms of the credit agreement governing our revolving credit facility and the indenture governing the 8.125% senior notes due 2021 provide some restrictions on the amounts of dividends.

Quarterly Common Stock Price Ranges

	2014		2013
Quarter	High	Low	High	Low
1st	$58.76	$43.11	$33.35	$19.96
2nd	$61.40	$50.04	$39.00	$30.61
3rd	$63.29	$47.21	$38.75	$31.29
4th	$65.24	$44.77	$53.32	$36.19

The number of shareholders of record for our common stock as of February 27, 2015 was 444.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the fiscal year ended December 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 1 — October 31, 2014	—		$—	—	988,334
November 1 — November 30, 2014	3,716	(2)	57.55	—	988,334
December 1 — December 31, 2014	7,194	(2)	60.51	—	988,334
Total	10,910		$59.50	—	988,334

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 10,910 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Selected Statement of Operations Data:
Net sales	$1,378.7	$1,203.2	$1,128.2	$961.4	$808.9
Cost of sales	1,144.2	992.2	920.9	793.7	674.0
Gross profit	234.5	211.0	207.3	167.7	134.9
Selling, general and administrative expenses	136.6	120.2	113.8	102.5	88.5
Asset impairment charges	—	—	—	5.4	3.5
Litigation judgment and settlement costs	—	5.2	13.0	—	—
Operating income	97.9	85.6	80.5	59.8	42.9
Gain on acquisition of business	—	(0.6)	—	—	(2.2)
Interest expense	26.1	25.9	26.0	31.9	23.6
Income from continuing operations before income taxes	71.8	60.3	54.5	27.9	21.5
Income tax expense	24.9	19.4	20.3	(3.8)	2.0
Net income from continuing operations	46.9	40.9	34.2	31.7	19.5
Income (loss) from discontinued operations, net of taxes	—	3.0	(2.4)	$(2.3)	$(4.3)
Net income	46.9	43.9	31.8	29.4	15.2
Net income attributable to noncontrolling interest	(1.3)	(0.5)	—	—	—
Net income attributable to ParkOhio common shareholders	$45.6	$43.4	$31.8	$29.4	$15.2

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$3.77	$3.40	$2.87	$2.74	$1.73
Discontinued operations	—	0.25	(0.20)	(0.20)	(0.38)
Total	$3.77	$3.65	$2.67	$2.54	$1.35
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$3.68	$3.31	$2.82	$2.64	$1.65
Discontinued operations	—	0.25	(0.20)	(0.19)	(0.36)
Total	$3.68	$3.56	$2.62	$2.45	$1.29
Weighted-average shares used to compute earnings per share:
Basic	12.1	11.9	11.9	11.6	11.3
Diluted	12.4	12.2	12.1	12.0	11.8

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Other Financial Data:
Net cash flows provided by operating activities	$53.6	$60.3	$55.9	$35.9	$67.1
Net cash flows used by investing activities	(96.4)	(54.3)	(120.3)	(11.1)	(29.9)
Net cash flows provided (used) by financing activities	48.6	3.9	30.5	17.9	(25.0)
Depreciation and amortization	23.2	19.2	18.0	16.2	17.1
Capital expenditures, net	25.8	30.1	29.6	12.7	4.0
Dividends paid	4.7	—	—	—	—
Selected Balance Sheet Data (as of period end) (1):
Cash and cash equivalents	58.0	55.2	44.4	78.0	35.3
Working capital	318.3	298.3	273.5	293.8	222.5
Property, plant and equipment	141.1	115.4	100.0	61.4	68.4
Total assets	974.2	818.7	726.6	614.8	552.5
Long-term debt	434.4	379.2	374.2	346.2	302.4
Total debt	443.8	383.6	378.6	347.6	316.2
Shareholders’ equity	191.9	164.0	101.8	65.4	46.4
(1) Adjusted to reflect the discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to acquisitions and litigation costs in 2014, 2013 and 2012, dispositions in 2013 and a refinancing in 2012.
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
Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber components, gasoline direct injection systems and fuel filler assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine OEMs, primarily on a sole-source basis.
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
Primary Factors Affecting 2014 Results
The following factors most affected our consolidated 2014 results:
•    The net sales growth in 2014 was driven significantly by strategic acquisitions in 2013 and 2014.
Our 2014 and 2013 strategic bolt-on acquisitions of Saet, Autoform, Apollo, QEF Global Holdings Limited (“QEF”), Henry Halstead Limited (“Henry Halstead”) and Bates Rubber Inc. (“Bates”) added a combined $70.8 million of incremental revenues in 2014. These acquisitions have been successfully integrated into our segments, and the earnings results of these combined acquisitions have been accretive to us for the year ended December 31, 2014.

•
In addition to our net sales growth associated with acquisitions, our organic net sales growth was $104.7, or 8.7%, in 2014. Our organic net sales growth for 2014 is primarily due to strong performance in the Supply Technologies segment and our Aluminum business unit of the Assembly Components segment.

•
Overall, we had net sales growth of 14.6% for 2014 when compared to the prior year. However, our unfavorable sales mix for 2014, compared to 2013, lead to a decrease in our gross margin percentage of 50 basis points.

•
Due to the incremental selling, general and administrative (“SG&A”) expenses primarily related to our acquisitions, increased professional service fees and the incurrence of foreign currency exchange losses on non-permanent intercompany loans in 2014, our SG&A expenses increased 13.6% when compared to the prior year. Still, given our net sales increases, SG&A, as a percentage of net sales, decreased 10 basis points in 2014 compared to 2013.

Subsequent Events

•
On February 9, 2015, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on March 6, 2015, to shareholders of record as of the close of business on February 23, 2015, and resulted in a cash outlay of approximately $1.6 million.

•	On March 12, 2015, the Company amended its Credit Agreement to increase the revolving credit facility from $250.0 million to $275.0 million.

RESULTS OF OPERATIONS
2014 Compared with 2013 and 2013 Compared with 2012

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,378.7	$1,203.2	$1,128.2	$175.5	15%	$75.0	7%
Cost of sales	1,144.2	992.2	920.9	152.0	15%	71.3	8%
Gross profit	234.5	211.0	207.3	23.5	11%	3.7	2%
Gross profit as a percentage of net sales	17.0%	17.5%	18.4%
Selling, general and administrative expenses	136.6	120.2	113.8	16.4	14%	6.4	6%
SG&A as a percentage of net sales	9.9%	10.0%	10.1%
Litigation judgment and settlement costs	—	5.2	13.0	(5.2)	*	(7.8)	*
Operating income	97.9	85.6	80.5	12.3	14%	5.1	6%
Gain on acquisition of business	—	(0.6)	—	0.6	*	(0.6)	*
Interest expense	26.1	25.9	26.0	0.2	1%	(0.1)	—%
Income from continuing operations before income taxes	71.8	60.3	54.5	11.5	19%	5.8	11%
Income tax expense	24.9	19.4	20.3	5.5	28%	(0.9)	*
Net income from continuing operations	46.9	40.9	34.2	6.0	15%	6.7	20%
Income (loss) from discontinued operations, net of taxes	—	3.0	(2.4)	(3.0)	*	5.4	*
Net income	46.9	43.9	31.8	3.0	7%	12.1	38%
Net income attributable to noncontrolling interest	(1.3)	(0.5)	—	(0.8)	*	(0.5)	*
Net income attributable to ParkOhio common shareholders	$45.6	$43.4	$31.8	$2.2	5%	$11.6	36%

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$3.77	$3.40	$2.87	$0.37	11%	$0.53	18%
Discontinued operations	—	0.25	(0.20)	(0.25)	*	0.45	*
Total	$3.77	$3.65	$2.67	$0.12	3%	$0.98	37%
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$3.68	$3.31	$2.82	$0.37	11%	$0.49	17%
Discontinued operations	—	0.25	(0.20)	(0.25)	*	0.45	*
Total	$3.68	$3.56	$2.62	$0.12	3%	$0.94	36%
* Calculation not meaningful

2014 Compared with 2013
Net Sales:
Net sales increased $175.5 million, or 15%, to $1,378.7 million in 2014, compared to $1,203.2 million in 2013. The increase in net sales is principally attributable to strong organic growth of 9% and the strategic acquisitions in 2014 and 2013. Supply Technologies and Assembly Components segments were the primary contributors to the strong organic growth. Overall, our organic growth increased in 2014 on the strength of new automotive platform business in our Aluminum business within the Assembly Components segment, growth in the heavy-duty truck, power sports and recreational equipment, semiconductor and HVAC markets in the Supply Technologies segment and increased sales in the industrial equipment business of Engineered Products segment. These increases were offset by a slight decline in sales in the forging business. The 2013 acquisitions of Bates, Henry Halstead and QEF and the 2014 acquisitions of Apollo, Autoform and Saet also contributed to the 2014 revenue growth. Combined, these acquisitions contributed $70.8 million of the increase in net sales.
The factors explaining the changes in segment revenues for 2014 compared to the prior year are contained within the “Segment Analysis” section.
Cost of Sales & Gross Profit:
Cost of sales increased $152.0 million, or 15%, to $1,144.2 million in 2014, compared to $992.2 million in 2013. The increase in cost of sales was primarily due to the increase in net sales volumes, which increased 15%. The gross profit margin percentage was 17.0% in 2014 compared to 17.5% in 2013. This 50 basis point decline in gross margin percentage is largely due to a change in the sales mix between the comparable periods as the Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales than in the prior year.
SG&A Expenses:
Consolidated SG&A expenses increased 14% in 2014 compared to 2013, but SG&A expenses as a percent of sales decreased by 10 basis points to 9.9%. SG&A expenses increased in 2014 compared to 2013 primarily due to $6.7 million of incremental expense associated with our acquisitions, increased professional fees and increased salary and wage expenses. This increase in expense was partially offset by an increase in pension income.
Litigation Judgment and Settlement Costs:
During the third quarter of 2013, the United States District Court for the Eastern District of Arkansas awarded TMK IPSCO damages of approximately $5.2 million.
Gain on Acquisition of Business:
The $0.6 million gain on acquisition of business in 2013 relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.
Interest Expense:

	Year Ended December 31,			Percent Change
	2014	2013	Change
	(Dollars in millions)
Interest expense	$26.1	$25.9	$0.2	1%
Average outstanding borrowings	$397.1	$385.5	$11.6	3%
Average borrowing rate	6.57%	6.71%	(14)	basis points
Interest expense increased $0.2 million in 2014 compared to 2013 as average borrowings in 2014 were higher when compared to 2013 due to additional borrowings to fund acquisitions.

Income Tax Expense:
The provision for income taxes was $24.9 million in 2014, which was a 34.7% effective income tax rate, compared to income taxes of $19.4 million provided in 2013, a 32.2% effective income tax rate. The increase in the effective tax rate in 2014 is primarily due to various non-deductible items.
Net Income from Continuing Operations:
Net income from continuing operations increased $6.0 million to $46.9 million in 2014, compared to $40.9 million in 2013, due to the reasons described above.
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
Net Income:
Net income increased $3.0 million to $46.9 million in 2014, compared to $43.9 million in 2013, due to the reasons described above.
Net Income Attributable to Noncontrolling Interest:
As a result of the sale of the 25% equity interest in a small forging business in 2013, the income of $1.3 million attributable to the noncontrolling interest is deducted from net income to derive net income attributable to ParkOhio common shareholders.
Net Income Attributable to ParkOhio Common Shareholders:
Net income attributable to ParkOhio common shareholders increased $2.2 million to $45.6 million in 2014, compared to $43.4 million in 2013, due to the reasons described above.
2013 Compared with 2012
Net Sales:
Net sales increased $75.0 million, or 7%, to $1,203.2 million in 2013, compared to $1,128.2 million in 2012. The increase in net sales is primarily attributable to the strategic acquisitions in 2012 and 2013. The 2012 acquisition of Fluid Routing Solutions LLC (“FRS”) and the 2013 acquisitions of Bates, Henry Halstead and QEF were the primary drivers of the 2013 revenue growth. Combined, these acquisitions contributed $82.1 million of the increase in net sales. Overall, our organic growth declined slightly in 2013 as the strength of new automotive platform business in our Aluminum business within the Assembly Components segment was slightly more than offset by industrial slowness for the truck and defense industries in Supply Technologies segment for the industrial equipment business of the Engineered Products segment.
The factors explaining the changes in segment revenues for 2013 compared to the prior year are contained within the “Segment Analysis” section.
Cost of Sales & Gross Profit:
Cost of sales increased $71.3 million, or 8%, to $992.2 million for 2013, compared to $920.9 million in 2012. The increase in cost of sales was primarily due to the increase in net sales volumes, which increased 7%. The gross profit margin percentage was 17.5% in 2013 compared to 18.4% in 2012. This 90 basis point decline in gross margin percentage is largely due to a change in the sales mix between the comparable periods as the Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales than in the prior year.
SG&A Expenses:

Consolidated SG&A expenses increased 6% in 2013 compared to 2012; however, SG&A expenses as a percentage of sales declined by 10 basis points to 10.0%. SG&A expenses increased in 2013 compared to 2012 primarily due to $4.3 million of incremental expense associated with our acquisitions, increases in payroll, payroll related expenses and share-based compensation offset by FRS acquisition expenses of $1.1 million in 2012.
Litigation Judgment and Settlement Costs:
During the third quarter of 2013, the United States District Court for the Eastern District of Arkansas awarded TMK IPSCO damages of approximately $5.2 million.
During the second quarter of 2012, we agreed to settle the Evraz arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.
Gain on Acquisition of Business:
The $0.6 million gain on the acquisition of business relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.
Interest Expense:

	Year Ended December 31,			Percent Change
	Adjusted	Adjusted
	2013	2012	Change
	(Dollars in millions)
Interest expense	$25.9	$26.0	$(0.1)	—%
Debt extinguishment costs included in interest expense	$—	$0.3	$(0.3)	(100)%
Average outstanding borrowings	$385.5	$379.2	$6.3	2%
Average borrowing rate	6.72%	6.78%	6	basis points
Interest expense was comparable between the two years.
Income Tax Expense:
The provision for income taxes was $19.4 million in 2013, which was a 32.2% effective income tax rate, compared to the income taxes of $20.3 million provided in 2012 with a 37.2% effective income tax rate. The reduction in the effective rate is primarily due to our ability to realize certain deductions, such as the Manufacturer's Deduction, now that our net operating loss carryforwards were utilized in 2012 combined with the reversal of valuation allowances against certain U.S. net deferred tax assets in 2013 that reduced tax expense by $1.6 million.
Net Income from Continuing Operations:
Net income from continuing operations increased $6.7 million to $40.9 million in 2013, compared to $34.2 million in 2012, due to the reasons described above.
Income (Loss) from Discontinued Operations:
In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, which resulted in a net gain of approximately $3.8 million, after taxes of $1.5 million. The income from discontinued operations of $3.0 million in 2013 is predominantly comprised of the gain on sale, but also includes operating losses, net of tax, of the business unit sold. The loss from discontinued operations of $2.4 million in 2012 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, the business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.
Net Income:

Net income increased $12.1 million to $43.9 million in 2013, compared to $31.8 million in 2012, due to the reasons described above.
Net Income Attributable to Noncontrolling Interest:
As a result of the 25% equity interest in a small forging business in 2013, the income of $0.5 million attributable to the noncontrolling interest is deducted from the net income to derive income attributable to ParkOhio common shareholders.
Net Income Attributable to ParkOhio Common Shareholder:
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
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Supply Technologies	40%	39%	43%
Assembly Components	36%	34%	27%
Engineered Products	24%	27%	30%

Segment Operating Income:
Supply Technologies	33%	31%	33%
Assembly Components	33%	28%	18%
Engineered Products	34%	41%	49%
Supply Technologies Segment

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$559.6	$471.9	$483.8	$87.7	19%	$(11.9)	(2)%
Segment operating income	$42.5	$35.0	$37.5	$7.5	21%	$(2.5)	(7)%
Segment operating income margin	7.6%	7.4%	7.8%

2014 Compared with 2013
Net Sales: Approximately 44% of the revenue increase in the year ended December 31, 2014, compared to 2013, is directly attributable to the acquisitions of Henry Halstead, QEF and Apollo. The remainder of our growth in 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 30%; the power sports and recreational equipment market, which increased 21%; the semiconductor market, which was up 56%; and the HVAC market, which was up 15%. In addition our fastener manufacturing division generated sales increases of 9% in 2014.
Segment Operating Income: With increases in net sales, segment operating income increased $7.5 million, or 21%, to $42.5 million. Segment operating income margin was 7.6%, which was a 20 basis point increase compared to the operating margin of 7.4% in 2013. The increase in margin is primarily due to increased operational leverage as a result of our acquisitions of Henry Halstead, QEF and Apollo and overall customer product mix swings in 2014 and less acquisition-related costs associated with the inventory step-up in purchase accounting for acquisitions, offset by increased professional service fees.
2013 Compared with 2012
Net Sales: The decrease in net sales in 2013 compared with the prior year was primarily due to a 13% decline in volume associated with the heavy-duty truck market and a 25% decline in volume associated with the defense industry market combined with the exit of low margin business approximating $11.0 million. These unfavorable impacts to revenues were partially offset by approximately $8.5 million in sales from our two fourth-quarter 2013 acquisitions, Henry Halstead and QEF, greater volume in our power sports and recreational equipment market of 7% and increased tooling sales in our small fastener manufacturing division.

Segment Operating Income: Included in 2013 cost of sales was $1.6 million of acquisition-related costs associated with the inventory step-up in purchased accounting for the Henry Halstead and QEF acquisitions. Excluding these acquisition-related costs, segment operating income remained comparable with the prior year, even though revenues were slightly down compared to prior year. While the acquisition-related costs unfavorably impacted segment operating income by 30 basis points, our overall segment operating margin only decreased 20 basis points to 7.6% in 2013 compared with the prior year as a result of effective cost control management and the pairing of low margin business.
Assembly Components Segment

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$490.5	$412.8	$304.0	$77.7	19%	$108.8	36%
Segment operating income	$42.0	$31.8	$19.9	$10.2	32%	$11.9	60%
Segment operating income margin	8.6%	7.7%	6.5%

2014 Compared with 2013
Net Sales: The significant increase in net sales in 2014 is primarily due to the incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business revenues increased 35%. Also contributing to the overall increase in net sales was the incremental revenues in 2014 associated with the acquisitions of Bates of approximately $15.5 million and Autoform of approximately $13.1 million. These revenue increases were slightly offset by the expected reduced volumes in the fuel filler business of FRS as programs completed their life cycles in the second half of 2013.
Segment Operating Income: On the strength of the aluminum business incremental contribution from the new program launches with our automotive customers in 2013 and the Bates and Autoform acquisitions, segment operating income increased 32% in 2014 compared to 2013. Our segment operating income margin was 8.6%, which was a 90 basis point increase compared to operating income margin of 7.7% in 2013. The increase in margin is primarily attributable to the volume increase in our aluminum business.
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
Segment Operating Income: On the strength of our acquisitions, segment operating income increased 60% in 2013 compared with the prior year. Furthermore, our segment operating income margin increased 120 basis points based on the contribution of the FRS and Bates acquisitions. As the aluminum business was still ramping up to full capacity in 2013, this business has had only a small favorable impact on segment operating income improvement.

Engineered Products Segment

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$328.6	$318.5	$340.4	$10.1	3%	$(21.9)	(6)%
Segment operating income	$42.7	$47.1	$55.0	$(4.4)	(9)%	$(7.9)	(14)%
Segment operating income margin	13.0%	14.8%	16.2%

2014 Compared with 2013

Net Sales: The increase in net sales of 3% in 2014 is primarily attributable to a 5% increase in the capital equipment business within our industrial equipment business unit. Global economic uncertainty in 2013 caused many industrial customers to defer orders. The aftermarket volume in the industrial equipment business was up less than 1% in 2014 compared to 2013. Offsetting these net sales increases, our forging business sales declined 2% in 2014 as sales were unfavorably impacted by reduced demand for some of its aircraft forging products.
Segment Operating Income: Segment operating income decreased 9% in 2014. The decrease in operating income dollars and the 180 basis point decline in segment operating income margin are associated with the sales mix in 2014 and the associated reduction in overhead absorption related to the decline in volume in our forging business.
2013 Compared with 2012
Net Sales: The decline in net sales of 6% in 2013 is primarily attributable to an 18% decline in capital equipment business within our industrial equipment business unit. Global economic uncertainty in 2013 caused many industrial customers to defer orders. The aftermarket volume in the industrial equipment business was just 2% less in 2013 compared to 2012. Offsetting these net sales declines, our forging business demand continued to be very strong in 2013 led by our rail business, and net sales increased 7% over the prior year.
Segment Operating Income: Given the decline in net sales in 2013, segment operating income also decreased 14%. The decrease in operating income dollars and the 140 basis point decline in segment operating income margin are associated with the volume decline in 2013 and the associated reduction in overhead absorption related to the decline in volume.
Working Capital, Liquidity, and Sources of Capital
The following table summarizes our financial indicators of liquidity:

	2014	2013
	(Dollars in millions)
Cash and cash equivalents	$58.0	$55.2
Working capital	$318.3	$298.3
Current ratio	2.21	2.51
Debt as a % of capitalization	70%	70%
Net debt as a % of capitalization	61%	60%
The following table summarizes the major components of cash flows:

	2014	2013	2012
Cash provided (used) by:	(In millions)
Operating activities	$53.6	$60.3	$55.9
Investing activities	(96.4)	(54.3)	(120.3)
Financing activities	48.6	3.9	30.5
Effect of exchange rate changes on cash	(3.0)	0.9	0.3
Increase (decrease) in cash and cash equivalents	$2.8	$10.8	$(33.6)
As of December 31, 2014, we had $162.0 million outstanding under the revolving credit facility, approximately $55.4 million of unused borrowing availability and cash and cash equivalents of $58.0 million.
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

In 2003, we entered into a credit agreement (the “Credit Agreement”) with a group of banks that, as subsequently amended, matures on July 31, 2019. Pursuant to the Credit Agreement, we may borrow or issue standby letters of credit or commercial letters of credit. On July 31, 2014, and subsequently on October 24, 2014, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $220.0 million to $250.0 million, and provide a term loan for up to $35.0 million that is secured by certain real estate and machinery and equipment. The term loan topped out at $31.2 million in the first quarter of 2015. We have the option to increase the availability under the revolving loan portion of the credit facility by $50.0 million. The revolving credit facility is secured by substantially all our accounts receivable and inventory in the United States, Canada and Europe. Borrowings from this revolving credit facility will be used for general corporate purposes. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.5% to 2.5% or (ii) the bank’s prime lending rate minus 0.25% to 1.25%, at the Company's election except the first $22.0 million of domestic borrowings shall carry a rate of (i) Libor plus 3.5% or (ii) the bank's prime lending rate plus 1%. The LIBOR-based interest rate is dependent on the Company's debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan is at either (i) LIBOR plus 2.0% to 3.0% or (ii) the bank’s prime lending rate plus 0.25% to 1.25%, at the Company's election. The term loan is amortized based on a seven-year schedule with the first payment commencing April 1, 2015 and the balance due at maturity (July 31, 2019). The first $22.0 million of borrowings is amortized based on a quarterly payment of $1.8 million commencing April 1, 2015.
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
The Company had cash and cash equivalents held by foreign subsidiaries of $44.5 million at December 31, 2014 and $40.0 million at December 31, 2013. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At December 31, 2014, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $90.2 million of undistributed earnings of our foreign subsidiaries, as of December 31, 2014, if we were to repatriate these earnings, there would potentially be an adverse tax impact.
At December 31, 2014, our debt service coverage ratio was 2.2, and, therefore, we were in compliance with the debt service coverage ratio covenant contained in the revolving credit facility provided by the Credit Agreement. We were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2014. The debt service coverage ratio is calculated at the end of each fiscal quarter and is based on the most recently ended four fiscal quarters of consolidated EBITDA minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds to consolidated debt charges that are consolidated cash interest expense plus scheduled principal payments on indebtedness plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. While we expect to remain in compliance throughout 2015, declines in sales volumes in 2015 could adversely impact our ability to remain in compliance with certain of these financial covenants.

Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

The ratio of current assets to current liabilities was 2.21 at December 31, 2014 versus 2.51 at December 31, 2013. Working capital increased by $20.0 million to $318.3 million at December 31, 2014 from $298.3 million at December 31, 2013. Accounts receivable increased $42.3 million to $208.0 million at December 31, 2014, from $165.7 million at December 31, 2013, primarily resulting from the acquisitions in 2014. Inventory increased by $17.0 million at December 31, 2014, to $238.4 million from $221.4 million at December 31, 2013, primarily resulting from $8.3 million of increases associated with the acquisitions in 2014 and planned inventory increases resulting from the growth in sales. Accounts payable increased $48.3 million to $160.3 million at December 31, 2014 from $112.0 million at December 31, 2013, primarily resulting from the 2014 acquisitions and the timing of payments at December 31, 2014. Accrued expenses increased by $17.6 million to $103.6 million at December 31, 2014, from $86.0 million at December 31, 2013, primarily resulting from the accrued liabilities of the 2014 acquisitions, partially offset by a reduction in advance billings.

Operating Activities

Cash provided by operating activities decreased $6.7 million to $53.6 million in 2014 compared to $60.3 million in 2013. The decrease in operating cash flows was primarily the result of increases in accounts receivable of $27.9 million, inventory and other current assets of $23.3 million offset by an increase in accounts payable of $27.9 million, net income of $3.0 million and an increase in non-cash charges added back to net income.
Cash provided by operating activities increased $4.4 million to $60.3 million in 2013 compared to $55.9 million in 2012. The increase in operating cash flows was primarily the result of increases in net income in 2013 compared to 2012 of $12.1 million, offset by an increase in gains on sales of businesses and assets and gains of acquisitions of $6.4 million.
Investing Activities
Our purchases of property, plant and equipment were $25.8 million in 2014, $30.1 million in 2013 and $29.6 million in 2012, respectively. The capital expenditure spending for 2014, 2013 and 2012 were primarily associated with growth spending in the aluminum business of the Assembly Components segment.
In 2013, we generated proceeds from the sale of assets of $14.2 million, primarily associated with the $8.5 million sale of the outstanding equity interests of a non-core business unit in the Supply Technologies segment and the $5.0 million sale of a 25% interest in the Southwest Steel Processing business in the Engineered Products segment.
In 2014, we spent a combined $72.7 million on the business acquisitions, net of cash acquired, for Apollo, Autoform and Saet.
In 2013, we spent a combined $45.8 million on the business acquisitions, net of cash acquired, primarily for Bates, Henry Halstead and QEF. In 2012, we spent a combined $97.0 million on the business acquisitions of FRS and Elastomeros Tecnicos Moldeados Inc. (“ETM”).
Financing Activities
Cash provided by financing activities of $48.6 million in 2014 consisted of net borrowings and debt instruments of $57.9 million, offset by payment of cash dividends of $4.7 million and purchases of treasury stock of $4.4 million.
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

Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2014, none were outstanding. We currently have no other derivative instruments.
The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2014:

		Payments Due or Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$443.8	$9.4	$24.3	$160.1	$250.0
Interest obligations (1)	127.0	20.3	40.7	40.7	25.3
Operating and capital lease obligations	49.6	15.1	23.1	9.1	2.3
Purchase obligations (2)	246.6	246.0	0.6	—	—
Postretirement obligations (3)	13.8	1.7	3.2	2.9	6.0
Standby letters of credit and bank guarantees	25.7	12.6	4.1	9.0	—
Total	$906.5	$305.1	$96.0	$221.8	$283.6

(1)
Interest obligations are included on the Senior Notes only and assume the Senior Notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($4.4 million based on 2.32% average interest rate and outstanding borrowings of $190.8 million at December 31, 2014) is not included above due to the subjectivity and estimation required.

(2)	Purchase obligations include contractual obligations for raw materials and services.

(3)	Postretirement obligations include projected postretirement benefit payments to participants only through 2023.
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
Revenue Recognition:     We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 8% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenue in the accompanying consolidated balance sheet. Billings that are in excess of revenue earned on contracts in process are classified in accrued expenses on the accompanying balance sheet. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
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
Impairment of Long-Lived Assets:     In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We review our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identify impairment indicators, we determine whether the carrying amount of our long-lived assets is recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We consider whether impairments exist at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeds the expected cash flows, we estimate the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predictable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information is not available to determine whether an impairment existed.
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
Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the United States or Europe, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
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
We adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-8, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. In 2014 and 2013, based on a review of the qualitative factors set forth in ASC 350, management concluded that as of October 1, 2014 and 2013, the reporting units had fair values that exceeded their carrying values. As a result of this analysis, we concluded that no impairment existed.

In 2014, we completed the acquisitions of Apollo, Autoform and Saet and recorded additional goodwill of $28.9 million. At December 31, 2014, we had goodwill of $89.5 million. There were no interim indicators of impairment and management concluded that the goodwill related to the Aluminum Products, FRS, Capital Equipment and Supply Technologies reporting units was not impaired and that the two-step approach was not required to be performed through December 31, 2014.
At December 31, 2014, we had $14.0 million of indefinite-lived trade names primarily related to the 2012 acquisition of FRS. For purposes of impairment testing in 2012, we estimated the fair value of the trade name using a “relief from royalty” approach. This approach involves two steps: (1) estimating a reasonable royalty rate for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the trade name. As a result of this analysis, we concluded that no impairment existed.
Based on the qualitative factors analyzed in 2014, as mentioned above, combined with this quantitative analysis performed in 2012, management concluded that as of October 1, 2014, the indefinite-lived intangibles had fair values that exceeded their carrying values. As a result of this analysis, we concluded that no impairment existed. There were no interim indicators of impairment and management concluded that the indefinite-lived intangibles were not impaired and that the two-step approach was not required to be performed through December 31, 2014.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 3.82% for 2014, compared with 4.51% in 2013. For the other postretirement benefit plan, the rate is 3.60% for 2014 and 4.21% for 2013. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2014.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions. The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of December 31, 2014:

Change in Assumption	Impact on 2014 Benefit Expense	Impact on 2014 Projected Benefit Obligation for Pension Benefits	Impact on 2014 Projected Benefit Obligation for Postretirement Benefits
50 basis point decrease in discount rate	$—	$3.3	$0.8
50 basis point increase in discount rate	$—	$(3.1)	$(0.7)
50 basis point decrease in expected return on assets	$0.6	$—	$—
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

Accounting Guidance Issued But Not Adopted as of December 31, 2014
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. Early adoption is permitted for disposals that have not been previously reported in the financial statements. We believe the adoption of this ASU will have an insignificant effect on our consolidated financial statement as it only applies to future disposals. The Company is currently evaluating early adoption of this ASU.

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
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review being conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in this annual report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $190.8 million at December 31, 2014. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.9 million during the year ended December 31, 2014.
Our foreign subsidiaries generally conduct business in local currencies. During 2014, we recorded an unfavorable foreign currency translation adjustment of $7.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At December 31, 2014, there were no such currency hedge contracts outstanding.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Park-Ohio Holdings Corp.
We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Holdings Corp. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Park-Ohio Holdings Corp.
We have audited Park-Ohio Holdings Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Park-Ohio Holdings Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Apollo Aerospace Group (“Apollo”), Autoform Tool & Manufacturing (“Autoform”) and Saet S.p.A (“Saet”), which are included in the 2014 consolidated financial statements of Park-Ohio Holdings Corp. and subsidiaries and constituted 8% of total assets as of December 31, 2014 and less than 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Park-Ohio Holdings Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Apollo, Autoform and Saet.
In our opinion, Park-Ohio Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Park-Ohio Holdings Corp. and subsidiaries and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2015

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$58.0	$55.2
Accounts receivable, less allowances for doubtful accounts of $4.1 million at December 31, 2014 and $3.7 million at December 31, 2013	208.0	165.7
Inventories, net	238.4	221.4
Deferred tax assets	28.9	25.2
Unbilled contract revenue	26.8	8.7
Prepaid and other current assets	22.1	20.1
Total current assets	582.2	496.3
Net property, plant and equipment	141.1	115.4
Goodwill	89.5	60.4
Intangible assets, net	88.1	66.2
Other long-term assets	73.3	80.4
Total assets	$974.2	$818.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$160.3	$112.0
Accrued expenses and other	103.6	86.0
Total current liabilities	263.9	198.0
Long-term liabilities, less current portion:
Debt	434.4	379.2
Deferred tax liabilities	43.9	45.3
Other postretirement benefits and other long-term liabilities	40.1	32.2
Total long-term liabilities	518.4	456.7
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 14,513,821 shares in 2014 and 14,364,239 in 2013	14.5	14.4
Additional paid-in capital	89.8	82.4
Retained earnings	126.5	85.6
Treasury stock, at cost, 2,014,692 shares in 2014 and 1,934,959 shares in 2013	(31.2)	(26.8)
Accumulated other comprehensive (loss) income	(14.0)	3.4
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	185.6	159.0
Noncontrolling interest	6.3	5.0
Total equity	191.9	164.0
Total liabilities and shareholders' equity	$974.2	$818.7
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In millions, except earnings per share data)
Net sales	$1,378.7	$1,203.2	$1,128.2
Cost of sales	1,144.2	992.2	920.9
Gross profit	234.5	211.0	207.3
Selling, general and administrative expenses	136.6	120.2	113.8
Litigation judgment and settlement costs	—	5.2	13.0
Operating income	97.9	85.6	80.5
Gain on acquisition of business	—	(0.6)	—
Interest expense	26.1	25.9	26.0
Income from continuing operations before income taxes	71.8	60.3	54.5
Income tax expense	24.9	19.4	20.3
Net income from continuing operations	46.9	40.9	34.2
Income (loss) from discontinued operations, net of taxes	—	3.0	(2.4)
Net income	46.9	43.9	31.8
Net income attributable to noncontrolling interest	(1.3)	(0.5)	—
Net income attributable to ParkOhio common shareholders	$45.6	$43.4	$31.8

Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$3.77	$3.40	$2.87
Discontinued operations	—	0.25	(0.20)
Total	$3.77	$3.65	$2.67
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$3.68	$3.31	$2.82
Discontinued operations	—	0.25	(0.20)
Total	$3.68	$3.56	$2.62
Weighted-average shares used to compute earnings per share:
Basic	12.1	11.9	11.9
Diluted	12.4	12.2	12.1

Dividend per common share	$0.375	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income	$46.9	$43.9	$31.8
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(7.9)	(2.6)	0.6
Pension and postretirement benefit adjustments, net of tax	(9.5)	12.8	1.0
Total other comprehensive (loss) income	(17.4)	10.2	1.6
Total comprehensive income, net of tax	29.5	54.1	33.4
Comprehensive income attributable to noncontrolling interest	(1.3)	(0.5)	—
Comprehensive income attributable to ParkOhio common shareholders	$28.2	$53.6	$33.4
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2012	13,813,774	$13.8	$70.3	$10.4	$(20.6)	$(8.4)	$—	$65.5
Other comprehensive income	—	—	—	31.8	—	1.6	—	33.4
Share-based compensation	—	—	2.6	—	—	—	—	2.6
Restricted stock awards	258,000	0.3	(0.3)	—	—	—	—	—
Common stock award	31,606	—	0.6	—	—	—	—	0.6
Restricted stock cancelled	(32,375)	—	—	—	—	—	—	—
Purchase of treasury stock (198,339 shares)	—	—	—	—	(4.0)	—	—	(4.0)
Exercise of stock options	38,250	—	0.5	—	—	—	—	0.5
Income tax effect of share-based compensation exercises and vesting	—	—	0.4	—	—	—	—	0.4
Income tax effect of suspended benefits from share-based compensation	—	—	2.8	—	—	—	—	2.8
Balance at December 31, 2012	14,109,255	14.1	76.9	42.2	(24.6)	(6.8)	—	101.8
Other comprehensive income	—	—	—	43.4	—	10.2	0.5	54.1
Share-based compensation	—	—	4.1	—	—	—	—	4.1
Restricted stock awards and options exercised	204,650	0.2	(0.2)	—	—	—	—	—
Restricted stock cancelled	(4,000)	—	—	—	—	—	—	—
Performance shares issued	14,000	—	0.4	—	—	—	—	0.4
Capital contribution from non-controlling interest	—	—	0.5	—	—	—	4.5	5.0
Purchase of treasury stock (62,694 shares)	—	—	—	—	(2.2)	—	—	(2.2)
Exercise of stock options	40,334	0.1	0.3	—	—	—	—	0.4
Income tax effect of share-based compensation exercises and vesting	—	—	0.4	—	—	—	—	0.4
Balance at December 31, 2013	14,364,239	14.4	82.4	85.6	(26.8)	3.4	5.0	164.0
Other comprehensive income (loss)	—	—	—	45.6	—	(17.4)	1.3	29.5
Share-based compensation	—	—	5.8	—	—	—	—	5.8
Restricted stock awards	140,250	0.1	(0.1)	—	—	—	—	—
Restricted stock cancelled	(4,668)	—	(0.1)	—	—	—	—	(0.1)
Performance shares issued	14,000	—	0.7	—	—	—	—	0.7
Dividends	—	—	—	(4.7)	—	—	—	(4.7)
Purchase of treasury stock (79,733 shares)	—	—	—	—	(4.4)	—	—	(4.4)
Income tax effect of share-based compensation exercises and vesting	—	—	1.1	—	—	—	—	1.1
Balance at December 31, 2014	14,513,821	$14.5	$89.8	$126.5	$(31.2)	$(14.0)	$6.3	$191.9
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES	(In millions)
Net income	$46.9	$43.9	$31.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.2	19.2	18.0
Debt extinguishment costs	—	—	0.3
Share-based compensation	5.8	4.7	2.7
Gain on sale of business and assets	(1.9)	(6.0)	(0.2)
Gain on acquisition of business	—	(0.6)	—
Deferred income taxes	0.5	(2.3)	7.5
Other	1.0	—	—
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(27.9)	8.5	9.8
Inventories and other current assets	(23.3)	(4.9)	7.1
Accounts payable and accrued expenses	27.9	(7.5)	(21.4)
Other	1.4	5.3	0.3
Net cash provided by operating activities	53.6	60.3	55.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25.8)	(30.1)	(29.6)
Proceeds from sale and leaseback transactions	—	7.4	5.9
Proceeds from sale of assets	2.1	14.2	0.4
Business acquisitions, net of cash acquired	(72.7)	(45.8)	(97.0)
Net cash used by investing activities	(96.4)	(54.3)	(120.3)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	14.2	—	25.9
Payments on term loans and other debt	(6.6)	(4.2)	(3.7)
Proceeds from revolving credit facility, net	50.3	9.1	8.9
Bank debt issue costs	—	—	(0.9)
Other	(1.3)	0.8	1.1
Income tax effect of suspended benefits from share-based compensation	—	—	2.8
Income tax effect of share-based compensation exercises and vesting	1.1	0.4	0.4
Dividend	(4.7)	—	—
Purchase of treasury stock	(4.4)	(2.2)	(4.0)
Net cash provided by financing activities	48.6	3.9	30.5
Effect of exchange rate changes on cash	(3.0)	0.9	0.3
Increase in cash and cash equivalents	2.8	10.8	(33.6)
Cash and cash equivalents at beginning of period	55.2	44.4	78.0
Cash and cash equivalents at end of period	$58.0	$55.2	$44.4
Income taxes paid	$25.8	$25.0	$5.5
Interest paid	$24.0	$24.8	$23.8
The accompanying notes are an integral part of these consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies
Consolidation and Basis of Presentation:    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties owned by related parties as described in Note 12. Transactions with related parties are in the ordinary course of business and are not material to the Company’s financial position, results of operations or cash flows. In December 2014, the Company purchased real estate owned by a company owned by the Chairman and Chief Executive Officer of the Company for cash of $1.8 million. The transaction is included in the capital expenditures of the cash flow statement.
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
Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value.

Major Classes of Inventories	December 31, 2014	December 31, 2013
	(In millions)
Finished goods	$146.0	$124.1
Work in process	19.8	36.0
Raw materials and supplies	72.6	61.3
Inventories, net	$238.4	$221.4

Other inventory items
Inventory reserves	$29.9	$28.4
Consigned Inventory	$7.8	$6.6
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes property, plant and equipment at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Property, plant and equipment:
Land and land improvements	$7.1	$6.5
Buildings	68.4	58.2
Machinery and equipment	293.5	261.5
Total property, plant and equipment	369.0	326.2
Less accumulated depreciation	227.9	210.8
Net property, plant and equipment	$141.1	$115.4
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
Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets, compared to the fair value. In accordance with Accounting Standard Update (“ASU”) 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350. In accordance with ASU 2011-08, an entity may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying value. The Company completed its annual indefinite-lived intangible impairment assessment. As a result of this analysis, we concluded that no impairment existed.
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
Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 9) approximate fair value at December 31, 2014 and December 31, 2013. The fair values of long-term debt and pension plan assets are disclosed in Note 9 and Note 13, respectively.
The Company has not changed its valuation techniques for measuring fair value during 2014, and there were no transfers between levels during the periods presented.
Income Taxes:    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and losses, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by ASC 740, “Income Taxes” (“ASC 740”).
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 8% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenues in the accompanying consolidated balance sheets. Billings that are in excess of revenues earned on contracts in process are classified in accrued expenses in the accompanying balance sheets.
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
Shipping and Handling Costs:    All shipping and handling costs are included in cost of sales in the Consolidated Statements of Income.
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. During 2014 and 2013, we sold approximately $95.0 million and $75.4 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2014 and 2013, an expense in the amount of $0.5 million and $0.4 million, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2014, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $37.7 million, which represented approximately 18% of the Company’s trade accounts receivable. During 2014, sales to these customers amounted to approximately $252.6 million, which represented approximately 18% of the Company’s net sales.
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
Weighted-Average Number of Shares Used in Computing Earnings Per Share: The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In whole shares)
Weighted average basic shares outstanding	12,097,018	11,936,772	11,920,593
Plus dilutive impact of employee stock awards	279,058	295,393	195,836
Weighted average diluted shares outstanding	12,376,076	12,232,165	12,116,429
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
Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the year ended December 31, 2014 and 2013, the anti-dilutive shares were insignificant.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.
NOTE 2 — Segments
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, gasoline direct injection systems, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.
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
Results by business segment were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net sales:
Supply Technologies	$559.6	$471.9	$483.8
Assembly Components	490.5	412.8	304.0
Engineered Products	328.6	318.5	340.4
	$1,378.7	$1,203.2	$1,128.2
Segment operating income:
Supply Technologies	$42.5	$35.0	$37.5
Assembly Components	42.0	31.8	19.9
Engineered Products	42.7	47.1	55.0
Total segment operating income	127.2	113.9	112.4
Corporate costs	(29.3)	(23.1)	(18.9)
Litigation judgment and settlement costs	—	(5.2)	(13.0)
Gain on acquisition of business	—	0.6	—
Interest expense	(26.1)	(25.9)	(26.0)
Income from continuing operations before income taxes	$71.8	$60.3	$54.5

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Identifiable assets:
Supply Technologies	$277.6	$241.7	$207.0
Assembly Components	340.5	276.7	230.0
Engineered Products	246.9	183.1	199.4
General corporate	109.2	117.2	90.2
	$974.2	$818.7	$726.6
Depreciation and amortization expense:
Supply Technologies	$4.5	$3.0	$3.9
Assembly Components	14.2	11.6	9.5
Engineered Products	3.3	3.4	3.2
General corporate	1.2	1.2	1.4
	$23.2	$19.2	$18.0
Capital expenditures:
Supply Technologies	$5.8	$3.8	$1.6
Assembly Components	14.0	21.5	22.1
Engineered Products	2.4	3.6	3.1
General corporate	1.5	1.2	2.8
	$23.7	$30.1	$29.6
The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2014	2013	2012
Supply Technologies:
Supply Technologies	88%	87%	88%
Engineered specialty products	12%	13%	12%
	100%	100%	100%
Assembly Components:
Fluid routing	49%	54%	50%
Aluminum products	43%	37%	39%
Rubber and plastics	6%	7%	9%
Screw products	2%	2%	2%
	100%	100%	100%
Engineered Products:
Industrial equipment business	78%	77%	80%
Forged and machined products	22%	23%	20%
	100%	100%	100%

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2014	2013	2012
United States	74%	74%	77%
Canada	7%	8%	8%
Europe	6%	5%	4%
Asia	6%	6%	6%
Mexico	5%	5%	4%
Other	2%	2%	1%
	100%	100%	100%
The basis for attributing revenue to individual countries is final shipping destination.
At December 31, 2014, 2013 and 2012, approximately 72%, 77% and 81%, respectively, of the Company’s assets were maintained in the United States.
NOTE 3 — Acquisitions
In December 2014, the Company acquired all the outstanding capital stock of Saet S.p.A. (“Saet”) for $22.1 million in cash. Saet is a leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions through its locations in Italy, China, India and Tennessee. The financial results of Saet are included in the Company's Engineered Products segment from the date of acquisition. Saet's sales for the year ended December 31, 2013 were approximately $35.9 million.
The acquisition of Saet was accounted for under the acquisition method of accounting. The entire purchase price allocation for Saet is preliminary. At December 31, 2014, the fair values of the assets acquired and liabilities assumed have been preliminarily estimated based on their carrying values and the excess consideration of $23.2 million has been preliminarily recorded as goodwill due to the proximity of the acquisition to the year-end date and pending finalization of the fair value. These preliminary estimates will be revised during the measurement period in 2015 as all pertinent information regarding finalization of the third-party valuations for inventories, intangible assets, goodwill, tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.
In October 2014, the Company acquired all the outstanding capital stock of Autoform Tool and Manufacturing (“Autoform”) for a total purchase consideration of $48.9 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Autoform is a supplier of high end pressure fuel lines used in gasoline direct injection systems across a large number of engine platforms. Autoform's production facilities are located in Indiana. The financial results of Autoform are included in the Company's Assembly Components segment from the date of acquisition. Autoform generated approximately $36.8 million of revenue for the year ended December 31, 2013.
In June 2014, the Company acquired all the outstanding capital stock of Apollo Aerospace Group (“Apollo”) for $6.5 million, net of cash acquired. Apollo is a supply chain management company providing Class C production components and supply chain solutions to aerospace customers worldwide. Apollo generated net sales of approximately $8.1 million for its fiscal year ended March 31, 2014. The financial results of Apollo are included in the Company's Supply Technologies segment from the date of acquisition.
The acquisitions of Autoform and Apollo were accounted for under the acquisition method of accounting. The purchase price allocations were preliminary as of December 31, 2014. The Apollo purchase agreement provides payment of contingent consideration of approximately $2.4 million based on achievement of certain EBITDA targets over two years. The fair value of the earn-out was approximately $1.1 million at the date of the acquisition for a total purchase consideration of $6.5 million. On the acquisition date, a liability was recognized for the estimate of the acquisition date fair value of the earn-out. Any change in the fair value of the earn-out subsequent to the acquisition date will be recognized in selling, general and administrative expenses. Management's valuation of the fair value of tangible and intangible assets acquired and liabilities assumed for these acquisitions is based on estimates and assumptions. The purchase price allocation relating to these acquisitions is subject to further adjustment

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until all pertinent information regarding finalization of the appraisals for intangibles, goodwill and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete. Revisions to these estimates as fair values are finalized will be reflected in the financial statements throughout the measurement period. Based on the preliminary purchase price allocation for these acquisitions, goodwill of $5.7 million was recorded.
In November 2013, the Company acquired all the outstanding capital stock of QEF Global Limited (“QEF”). QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England. QEF's sales for the year ended December 31, 2012 totaled approximately $14.0 million.
In October 2013, the Company acquired all of the outstanding capital stock of Henry Halstead Ltd. (“Henry Halstead”). Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. The Company paid $24.2 million (net of cash acquired) in the aggregate for QEF and Henry Halstead. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition. Based on the final purchase price allocations for these acquisitions, goodwill of $7.9 million was recorded.
During August 2013, the Company acquired certain assets and liabilities of a small business, which resulted in a pre-tax gain of $0.6 million during the third quarter of 2013. The small business is engaged in the business of designing, manufacturing, selling, distributing and installing various tube bending machines and related tooling, spare and replacement parts and ancillary services for commercial applications. The small business is included in our Engineered Products segment from the date of acquisition. The purchase price was not significant to the results of operations, financial condition or liquidity.
Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Rubber Inc. (“Bates”) for a total purchase price of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired. The acquisition was accounted for under the acquisition method of accounting. Based on the final purchase price allocation, goodwill of $5.0 million was recorded. Assuming the QEF, Henry Halstead and Bates acquisitions had taken place at the beginning of 2012, the Company's results would not have been materially different.

On November 30, 2012, the Company completed the acquisition of Elastomeros Tecnicos Moldeados Inc. (“ETM”) for $1.1 million in cash, $0.5 million in promissory notes payable and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into the Company’s Assembly Components segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to ETM’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2012, the effective date of the acquisition. Based on the final purchase price allocation, goodwill of $0.9 million was recorded.
On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions LLC (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $152.4 million and net income of $7.1 million for the period from the date acquired through December 31, 2012. The Company funded the acquisition with cash of $40.0 million, a $25.0 million seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates and assumptions, the final purchase price is allocated as follows:

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

Year Ended December 31,
2012
(In millions)
Pro forma revenues	$1,179.1
Pro forma net income	$39.1

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012

Net sales	$5.2	$5.8

Loss from discontinued operations before tax	$(1.3)	$(4.0)
Income tax benefit from operations	0.5	1.6
Net loss from discontinued operations	(0.8)	(2.4)

Gain on sale of business before tax	5.3	—
Income tax expense from gain on sale of business	(1.5)	—
Net gain on sale of business	3.8	—
Income (loss) from discontinued operations, net of taxes	$3.0	$(2.4)
On August 1, 2013, the Company sold 25% of its Southwest Steel Processing LLC ("SSP") business to Arkansas Steel Associates, LLC for $5.0 million in cash. SSP is included in our Engineered Products segment. This transaction facilitates the Company's capacity expansion in one of its growing product lines.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — Goodwill
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2012	$—	$4.6	$4.9	$9.5
Acquisitions	—	40.2	—	40.2
Balance at December 31, 2012	—	44.8	4.9	49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	6.4	49.0	5.0	60.4
Acquisitions	0.7	5.0	23.2	28.9
Foreign currency translation	0.5	—	(0.3)	0.2
Balance at December 31, 2014	$7.6	$54.0	$27.9	$89.5
The increase in goodwill from December 31, 2013 is due to the acquisitions of Apollo in the second quarter of 2014 and Autoform and Saet in the fourth quarter of 2014. Apollo is included in the Supply Technologies reportable segment, Autoform is included in the Assembly Components reportable segment and Saet is included in the Engineered Products reportable segment. The goodwill associated with the Autoform transaction is deductible for income tax purposes. The goodwill associated with the Apollo and Saet transactions is not deductible for income tax purposes.
The increase in goodwill from December 31, 2012 is due to the acquisitions of Bates in the second quarter of 2013 and Henry Halstead and QEF in the fourth quarter of 2013. Bates is included in the Assembly Components reportable segment and Henry Halstead and QEF are included in the Supply Technologies reportable segment. The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead and QEF transactions is not deductible for income tax purposes.
The increase in goodwill from January 1, 2012 to December 31, 2012 is due to the acquisitions of FRS in the first quarter of 2012 and ETM in the fourth quarter of 2012.
NOTE 6 — Other Intangible Assets
Information regarding other intangible assets as of December 31, 2014 and December 31, 2013 follows:

	December 31, 2014				December 31, 2013
	Weighted Average Useful Life (Years)	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	11.9	$77.3	$13.2	$64.1	$61.1	$8.7	$52.4
Indefinite-lived tradenames	*	14.0	*	14.0	11.7	*	11.7
Other	17.5	12.3	2.3	10.0	3.9	1.8	2.1
Total		$103.6	$15.5	$88.1	$76.7	$10.5	$66.2

* Not meaningful, tradenames have an indefinite life.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding amortization expense of other intangible assets follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Amortization expense	$4.8	$3.5	$2.5
Amortization expense for the five years subsequent to December 31, 2014 follows:

(In millions)
2015	$6.5
2016	$6.4
2017	$6.4
2018	$6.2
2019	$5.8

NOTE 7 — Other Long-Term Assets
Other assets consist of the following:

	December 31,
	2014	2013
	(In millions)
Pension assets	$64.6	$73.3
Deferred financing costs, net	5.1	5.7
Other	3.6	1.4
Total	$73.3	$80.4

NOTE 8 — Accrued Expenses
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
	(In millions)
Accrued salaries, wages and benefits	$25.4	$22.2
Advance billings	28.4	20.4
Current portion of long-term debt	9.4	4.4
Warranty accrual	6.9	5.4
Interest payable	5.2	5.6
Current portion of other post-retirement liabilities	1.6	1.7
Taxes, income and other	—	2.9
Other	26.7	23.4
Total	$103.6	$86.0
Substantially all advance billings relate to the Company’s industrial equipment business unit. Warranty liabilities are primarily associated with the Company’s industrial equipment business unit and the fluid routing solutions business.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$5.4	$6.9	$4.2
Claims paid during the year	(2.9)	(6.4)	(6.0)
Warranty expense	4.0	4.9	5.4
Acquired warranty liabilities	0.4	—	3.3
Balance at December 31,	$6.9	$5.4	$6.9

NOTE 9 — Financing Arrangements

Long-term debt consists of the following:

				Carrying Value at
	Issuance Date	Maturity Date	Interest Rate at December 31, 2014	December 31, 2014	December 31, 2013
				(In millions)
Senior Notes	April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit	—	July 31, 2019	1.69%	162.0	111.0
Term loan	—	July 31, 2019	2.25%	28.8	18.7
Other	Various	Various	Various	3.0	3.9
Total debt				443.8	383.6
Less current maturities				9.4	4.4
Total long-term debt, net of current portion				$434.4	$379.2

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

At the Company's election, amounts borrowed under the term loan may be borrowed at either:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Amended Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The term loan is amortized based on a seven-year schedule with the balance due at maturity (July 31, 2019). The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. Additionally, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50.0 million.

The Amended Credit Agreement was further amended in accordance with Amendment No. 1 to the Amended Credit Agreement, dated October 24, 2014 (the “Amendment”). The Amendment:

•	increases the revolving credit facility from $230.0 million to $250.0 million;

•	increases the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing April 1, 2015;

•	reloads the term loan up to $35.0 million from $15.5 million, of which $28.8 million has been borrowed and is outstanding as of December 31, 2014;

•	increases the Canadian sub-limit up to $25.0 million from $15.0 million;

•	increases the European sub-limit up to $25.0 million from $10.0 million; and

•
provides minor pricing adjustments including pricing the first $22.0 million drawn on the revolver at LIBOR + 3.50%, reducing automatically on a pro-rata quarterly basis over 36 months commencing April 1, 2015.

At December 31, 2014, in addition to amounts borrowed under the revolving credit facility, there was $20.5 million outstanding for standby letters of credit.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, the Company had approximately $55.4 million of unused borrowing capacity under the revolving credit facility.

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	December 31, 2014	December 31, 2013
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$266.3	$275.6
Maturities of long-term debt during each of the five years subsequent to December 31, 2014 follow:

(In millions)
2015	$9.4
2016	$12.2
2017	$12.1
2018	$6.5
2019	$153.6
Foreign subsidiaries of the Company had no borrowings at December 31, 2014 and 2013 and outstanding bank guarantees of approximately $5.2 million and $7.2 million at December 31, 2014 and 2013, respectively, under their credit arrangements.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material 100% owned domestic subsidiaries of the Company. Provisions of the indenture governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2014, the Company was in compliance with all financial covenants of the Credit Agreement.
The weighted average interest rate on all debt was 5.62% at December 31, 2014 and 6.10% at December 31, 2013.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — Income Taxes
Income from continuing operations before income tax expense consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
United States	$53.1	$48.4	$39.1
Outside the United States	18.7	11.9	15.4
	$71.8	$60.3	$54.5
Income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Current expense:
Federal	$17.4	$16.0	$7.5
State	0.8	1.5	0.8
Foreign	6.2	4.2	4.4
	24.4	21.7	12.7
Deferred expense (benefit):
Federal	1.0	1.2	7.5
State	(0.8)	(2.6)	(0.2)
Foreign	0.3	(0.9)	0.3
	0.5	(2.3)	7.6
Income tax expense	$24.9	$19.4	$20.3

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
Rate Reconciliation	2014	2013	2012
	(In millions)
Tax at statutory rate	$25.1	$21.1	$19.3
Effect of state income taxes, net	1.4	1.1	0.9
Effect of foreign operations	(0.9)	(0.2)	(0.1)
Valuation allowance	(1.1)	(1.6)	(0.2)
Non-deductible items	1.8	0.7	0.6
Manufacturer's deduction	(1.4)	(1.4)	(0.6)
Other, net	—	(0.3)	0.4
Total	$24.9	$19.4	$20.3

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2014	2013
	(In millions)
Deferred tax assets:
Postretirement benefit obligation	$6.2	$5.9
Inventory	13.7	13.2
Net operating loss and credit carryforwards	6.3	3.8
Goodwill	1.0	0.5
Warranty reserve	2.5	2.1
Compensation	6.0	4.3
Other	11.5	10.7
Total deferred tax assets	47.2	40.5
Deferred tax liabilities:
Depreciation and amortization	13.2	11.7
Pension	23.3	26.4
Goodwill	2.7	2.7
Intangible assets	14.5	15.4
Other	1.4	1.8
Total deferred tax liabilities	55.1	58.0
Net deferred tax liabilities prior to valuation allowances	(7.9)	(17.5)
Valuation allowances	(7.1)	(2.6)
Net deferred tax liability	$(15.0)	$(20.1)
At December 31, 2014, the Company has state and foreign net operating loss carryforwards for income tax purposes. The foreign net operating loss carryforward is $16.4 million, of which $1.9 million expires between 2015 and 2024 and the remainder has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $2.9 million that expires between 2015 and 2033. The Company also has a foreign capital loss carryforward of $0.6 million that has no expiration date.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2011 through 2014 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2014 and 2013, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. As of December 31, 2014, the Company reversed a valuation allowance of $1.3 million against its state net operating loss carryforward. As of December 31, 2014 and 2013, the Company recorded valuation allowances of $6.9 million and $1.2 million, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions)
Unrecognized Tax Benefit — January 1,	$5.9	$6.1	$6.0
Gross Increases — Tax Positions in Prior Period	0.8	0.4	0.1
Gross Decreases — Tax Positions in Prior Period	(0.2)	(0.6)	—
Gross Increases — Tax Positions in Current Period	—	—	0.1
Lapse of Statute of Limitations	—	—	(0.1)
Unrecognized Tax Benefit — December 31,	$6.5	$5.9	$6.1
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.4 million at December 31, 2014 and $4.7 million at December 31, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014 and 2013, the Company recognized approximately $0.3 million and $0.7 million, respectively, in net interest and penalties. The Company had approximately $1.7 million and $1.4 million for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.
Deferred taxes have not been provided on approximately $90.2 million of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practicable to determine the unrecognized tax liability on such undistributed earnings.
NOTE 11 — Stock-Based Compensation
A summary of stock option activity as of December 31, 2014 and changes during the year then ended is presented below:

	2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in whole shares)			(in millions)
Outstanding — beginning of year	146,000	$16.71
Granted	—	—
Exercised	(2,500)	14.12
Canceled or expired	—	—
Outstanding — end of year	143,500	$16.76	1.7	$6.6
Options exercisable	143,500	$16.76	1.7	$6.6
Exercise prices for options outstanding as of December 31, 2014 range from $14.12 to $15.61 and $20.00 to $24.92. The number of options outstanding and exercisable at December 31, 2014, which correspond with these ranges, are 108,500 and 35,000, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $1.1 million and $0.8 million, respectively. Net cash proceeds from the exercise of stock options were $0.0 million, $0.4 million and $0.5 million, respectively.
In 2012, the Company awarded an employee the option to purchase up to an aggregate of $0.5 million of common stock at its then-current market value at a 20% discount and recognized compensation expense of $0.1 million.
There were no stock options awarded in 2014, 2013 and 2012.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted share and performance share activity for the year ended December 31, 2014 is as follows:

	2014
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	422,898	$21.04	42,000	$20.30
Granted	137,750	57.04	—	—
Vested	(211,048)	23.71	(14,000)	20.30
Canceled or expired	(4,668)	38.19	—	—
Outstanding — end of year	344,932	$33.55	28,000	$20.30
The Company recognized compensation expense of $5.8 million, $4.7 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, relating to restricted shares and performance shares.

The total fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $11.5 million, $6.1 million and $4.6 million, respectively.
The Company recognizes compensation cost of all share-based awards as expense on a straight-line basis over the vesting period of the awards.
As of December 31, 2014, the Company had unrecognized compensation expense of $9.8 million, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.0 years.
The number of shares available for future grants for all plans at December 31, 2014 is 120,871.

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
IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation ("ATM"), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claims for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claims for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand.  IPSCO's motion to recover attorneys' fees and costs is stayed pending the outcome of the proceedings on remand.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
Future minimum lease commitments during each of the five years following December 31, 2014 and thereafter are as follows:

(In millions)
2015	$14.8
2016	$12.7
2017	$9.9
2018	$6.1
2019	$2.9
Thereafter	$2.3
Rental expense for 2014, 2013 and 2012 was $18.6 million, $17.6 million and $15.8 million, respectively.
Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.3 million. Transactions with related parties are in the ordinary course of business and are not material to the Company’s financial position, results of operations or cash flows.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(In millions)
Change in benefit obligation
Benefit obligation at beginning of year	$52.1	$56.4	$16.2	$18.5
Service cost	2.2	2.6	—	0.1
Interest cost	2.2	2.0	0.6	0.6
Actuarial (gains) losses	8.8	(4.4)	1.9	(1.3)
Plan amendment	0.4	—	—	—
Benefits and expenses paid, net of contributions	(4.6)	(4.5)	(1.7)	(1.7)
Benefit obligation at end of year	$61.1	$52.1	$17.0	$16.2
Change in plan assets
Fair value of plan assets at beginning of year	$125.4	$109.4	$—	$—
Actual return on plan assets	5.8	21.8	—	—
Company contributions	—	—	1.7	1.7
Cash transfer to fund postretirement benefit payments	(0.9)	(1.3)	—	—
Benefits and expenses paid, net of contributions	(4.6)	(4.5)	(1.7)	(1.7)
Fair value of plan assets at end of year	$125.7	$125.4	$—	$—
Funded (underfunded) status of the plans	$64.6	$73.3	$(17.0)	$(16.2)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(In millions)
Noncurrent assets	$64.6	$73.3	$—	$—
Noncurrent liabilities	—	—	15.4	14.5
Current liabilities	—	—	1.6	1.7
	$64.6	$73.3	$17.0	$16.2
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$15.3	$2.1	$7.6	$6.3
Net prior service cost (credit)	0.4	0.1	(0.4)	(0.5)
Accumulated other comprehensive loss	$15.7	$2.2	$7.2	$5.8
As of December 31, 2014 and 2013, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2014 and 2013 and target allocation for 2015 are as follows:

		Plan Assets
	Target 2015	2014	2013
Asset Category
Equity securities	45-75%	64.6%	67.2%
Debt securities	10-40	27.9%	25.4%
Other	0-20	7.5%	7.4%
	100%	100%	100%
The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Collective trust and pooled insurance funds:
Common stock	$45.6	$2.2	$—	$47.8	$48.3	$2.5	$—	$50.8
Equity Funds	26.9	—	—	26.9	26.9	—	—	26.9
Foreign Stock	5.4	—	—	5.4	5.6	—	—	5.6
U.S. Government obligations	7.0	—	—	7.0	5.1	—	—	5.1
Fixed income funds	19.6	—	—	19.6	18.8	—	—	18.8
Balanced funds	2.1	—	—	2.1	2.1	—	—	2.1
Corporate Bonds	7.5	—	—	7.5	6.8	—	—	6.8
Cash and Cash Equivalents	1.8	—	—	1.8	2.0	—	—	2.0
Hedge funds	—	—	7.6	7.6	—	—	7.3	7.3
	$115.9	$2.2	$7.6	$125.7	$115.6	$2.5	$7.3	$125.4

The following table presents a reconciliation of Level 3 assets, as defined in Note 1, held during the years ended December 31, 2014 and 2013.

	Balance at Beginning of Year	Net Unrealized Gain	Purchases	Balance at End of Year
	(In millions)
Hedge Funds:
2014	$7.3	$0.3	$—	$7.6
2013	$6.4	$0.9	$—	$7.3

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31, and to measure the net periodic benefit cost in the following year.

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	3.82%	4.51%	3.66%	3.60%	4.21%	3.35%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	2.00%	2.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	7.00%	6.50%	7.00%
Medical drug benefits rate increase	N/A	N/A	N/A	7.00%	6.50%	7.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2022	2042	2042
In determining its expected return on plan assets assumption for the year ended December 31, 2014, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2014 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(In millions)
Components of net periodic benefit cost
Service costs	$2.2	$2.6	$2.2	$—	$0.1	$—
Interest costs	2.2	2.0	2.2	0.6	0.6	0.8
Expected return on plan assets	(10.1)	(8.9)	(8.2)	—	—	—
Amortization of prior service cost (credit)	0.1	—	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	—	0.8	0.9	0.5	0.7	0.7
Benefit (income) costs	$(5.6)	$(3.5)	$(2.9)	$1.0	$1.3	$1.4
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$2.2	$20.3	$22.4	$5.8	$7.6	$7.1
Net (gain) loss arising during the year	13.1	(17.3)	(1.2)	1.8	(1.2)	1.1
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	0.4	(0.8)	(0.9)	(0.5)	(0.7)	(0.7)
Total recognized in accumulated other comprehensive loss at end of year	$15.7	$2.2	$20.3	$7.2	$5.8	$7.6
The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2015 are immaterial.
The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2015 is $0.2 million and $0.6 million, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
	(In millions)
2015	$4.3	$1.7	$0.1	$1.6
2016	4.2	1.6	0.1	1.5
2017	4.3	1.6	0.1	1.5
2018	4.3	1.5	0.1	1.4
2019	4.3	1.4	0.1	1.3
2020 to 2024	23.1	6.0	0.5	5.5

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total of service and interest cost components in 2014	$0.1	$—
Effect on postretirement benefit obligation as of December 31, 2014	$1.5	$(1.3)
The Company expects to have no contributions to its defined benefit plans in 2015.
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $0.5 million in 2014, 2013 and 2012 related to the SERP. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $0.1 million quarterly ($0.4 million annually) for a seven-year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Balance at January 1, 2012	$4.8	$(13.2)	$(8.4)
Foreign currency translation adjustments (a)	0.6	—	0.6
Recognition of actuarial gain (b)	—	1.6	1.6
Tax adjustment (c)	—	(0.6)	(0.6)
Recognition of actuarial gain, net	—	1.0	1.0
Balance at December 31, 2012	5.4	(12.2)	(6.8)
Foreign currency translation adjustments (a)	(2.6)	—	(2.6)
Recognition of actuarial gain, net (b)	—	19.9	19.9
Tax adjustment (c)	—	(7.1)	(7.1)
Recognition of actuarial gain, net	—	12.8	12.8
Balance at December 31, 2013	2.8	0.6	3.4
Foreign currency translation adjustments (a)	(7.9)	—	(7.9)
Recognition of actuarial gain, net (b)	—	(14.9)	(14.9)
Tax adjustment (c)	—	5.4	5.4
Recognition of actuarial gain, net	—	(9.5)	(9.5)
Balance at December 31, 2014	$(5.1)	$(8.9)	$(14.0)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial gains are reclassified out of accumulated other comprehensive income and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

NOTE 15 — Subsequent Events

On February 9, 2015, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on March 6, 2015, to shareholders of record as of the close of business on February 23, 2015 and resulted in a cash outlay of approximately $1.6 million.

On March 12, 2015, the Company amended its Credit Agreement to increase the revolving credit facility from $250.0 million to $275.0 million.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	(Dollars in millions, except per share data)
2014
Net sales	$317.8	$343.3	$344.6	$373.0
Gross profit	56.0	61.0	60.6	56.9
Net income from continuing operations	10.3	12.9	12.5	11.2
Net income attributable to noncontrolling interest	(0.2)	(0.5)	(0.1)	(0.5)
Net income attributable to ParkOhio common shareholders	$10.1	$12.4	$12.4	$10.7
Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.84	$1.02	$1.02	$0.89
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.82	$1.00	$1.00	$0.87
Cash dividends per common share	$—	$0.125	$0.125	$0.125
2013
Net sales	$283.0	$307.3	$303.5	$309.4
Gross profit	51.6	57.5	54.6	47.3
Net income from continuing operations	10.7	12.1	8.7	9.4
(Loss) Income from discontinued operations, net of taxes	(0.4)	(0.1)	3.7	(0.2)
Net income attributable to noncontrolling interest	—	—	(0.2)	(0.3)
Net income attributable to ParkOhio common shareholders	$10.3	$12.0	$12.2	$8.9
Earnings (loss) per common share attributable to ParkOhio common shareholders - Basic:
Continuing operations	$0.90	$1.02	$0.71	$0.76
Discontinued operations	(0.03)	(0.01)	0.31	(0.02)
Total	$0.87	$1.01	$1.02	$0.74
Earnings (loss) per common share attributable to ParkOhio common shareholders - Diluted:
Continuing operations	$0.88	$0.99	$0.69	$0.76
Discontinued operations	(0.03)	(0.01)	0.30	(0.02)
Total	$0.85	$0.98	$0.99	$0.74

Note A —
On June 10, 2014, the Company completed the acquisition of Apollo, a supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide and is included in our Supply Technologies segment.

Note B —
On October 10, 2014, the Company completed the acquisition of Autoform, a supplier of high end pressure fuel lines used in gasoline direct injection systems across a large number of engine platforms and is included in our Assembly Components segment.

Note C —
On December 4, 2014, the Company completed the acquisition of Saet, a leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions. Saet is included in our Engineered Products segment.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —
In the second quarter of 2013, the Company completed the acquisition of substantially all of the assets of Bates, a manufacturer of extruded, formed and molded products and is included in our Assembly Components segment.

Note E —	Effective August 1, 2013, the Company sold a 25% interest in its Southwest Steel Processing business.

Note F —
On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash. The results of this business unit are reported as discontinued operations and prior periods are adjusted to reflect the discontinued operation.

Note G —	In September 2013, the Company recorded a $5.2 million pre-tax litigation judgment.

Note H —	During the fourth quarter of 2013, the Company acquired the outstanding capital stock of Henry Halstead and QEF. Both companies are providers of supply chain management solutions.

Supplementary Financial Data

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
	(In millions)
Year Ended December 31, 2014:
Allowances deducted from assets:
Trade receivable allowances	$3.7	$0.3	$0.1	(A)	$4.1
Inventory obsolescence reserve	28.4	8.4	(6.9)	(B)	29.9
Tax valuation allowances	2.6	(1.1)	5.6	(C)	7.1
Year Ended December 31, 2013:
Allowances deducted from assets:
Trade receivable allowances	$3.5	$1.8	$(1.6)	(A)	$3.7
Inventory obsolescence reserve	27.2	9.4	(8.2)	(B)	28.4
Tax valuation allowances	4.2	(1.6)	—		2.6
Year Ended December 31, 2012:
Allowances deducted from assets:
Trade receivable allowances	$5.5	$1.8	$(3.8)	(A)	$3.5
Inventory obsolescence reserve	24.9	11.6	(9.3)	(B)	27.2
Tax valuation allowances	4.4	(0.2)	—		4.2
Note (A)- Uncollectable accounts written off, net of recoveries.
Note (B)- Amounts written off or payments incurred, net of acquired reserves.
Note (C)- Amounts accounted for under the acquisition method of accounting.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with our independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2014.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In the second quarter of fiscal 2014, the Company acquired Apollo. In the fourth quarter of fiscal 2014, the Company acquired Autoform and Saet. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting did not include Apollo, Autoform and Saet, which in the aggregate constituted 8% of total assets as of December 31, 2014 and less than 2% of revenues for the year then ended. These exclusions are in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition. Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2014. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Apollo, Autoform and Saet, which in the aggregate constituted 8% of total assets as of December 31, 2014 and less than 2% of revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2014, also issued an attestation report on the Company’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 44 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Certain Matters Pertaining to the Board of Directors and Corporate Governance,” as applicable, in our definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
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
The following table provides information about our common stock that may be issued under our equity compensation plan as of December 31, 2014.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise price of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	143,500	$16.76	120,871
Equity compensation plans not approved by security holders	—	—	—
Total	143,500	$16.76	120,871

(1)	Includes our Amended and Restated 1998 Long-Term Incentive Plan.

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
Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
* W. Scott Emerick	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 16, 2015	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K
PARK-OHIO HOLDINGS CORP.
For the Year Ended December 31, 2014

Exhibit
2.1
Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LLP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012 (filed as Exhibit 2.1 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.1
Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.2
Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.1
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, among Industries, the other Loan Parties (as defined therein), the Lenders (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, JP Morgan Europe Limited, as European agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agents, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 10, 2014, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2
Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated October 24, 2014, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent.

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