Form 10-Q
period 2017-03-31
PARK OHIO HOLDINGS CORP
filed 2017-05-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2017: 12,558,195 shares.

The Exhibit Index is located on page 26.

2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	December 31, 2016
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$67.5	$64.3
Accounts receivable, net	225.9	194.4
Inventories, net	248.6	240.6
Other current assets	56.1	53.4
Total current assets	598.1	552.7
Property, plant and equipment, net	168.8	167.1
Goodwill	87.1	86.6
Intangible assets, net	95.1	96.6
Other long-term assets	73.6	71.3
Total assets	$1,022.7	$974.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$154.5	$133.6
Current portion of long-term debt and short-term debt	29.7	30.8
Accrued expenses and other	86.0	77.5
Total current liabilities	270.2	241.9
Long-term liabilities, less current portion:
Debt	452.0	439.0
Deferred income taxes	28.0	27.7
Other long-term liabilities	22.3	29.7
Total long-term liabilities	502.3	496.4
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	239.9	226.0
Noncontrolling interests	10.3	10.0
Total equity	250.2	236.0
Total liabilities and shareholders' equity	$1,022.7	$974.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
Net sales	$343.8	$328.0
Cost of sales	288.3	280.2
Gross profit	55.5	47.8
Selling, general and administrative expenses	36.6	32.5
Litigation settlement gain	(3.3)	—
Asset impairment charge	—	4.0
Operating income	22.2	11.3
Interest expense	7.4	7.1
Income before income taxes	14.8	4.2
Income tax expense	4.7	1.5
Net income	10.1	2.7
Net income attributable to noncontrolling interests	(0.3)	—
Net income attributable to ParkOhio common shareholders	$9.8	$2.7

Earnings per common share attributable to ParkOhio common shareholders:
Basic	$0.80	$0.22
Diluted	$0.79	$0.22
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.1
Diluted	12.5	12.2

Dividends per common share	$0.125	$0.125

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net income	$10.1	$2.7
Other comprehensive income:
Foreign currency translation adjustment	3.9	2.6
Pension and other postretirement benefit adjustments, net of tax	0.2	0.2
Total other comprehensive income	4.1	2.8
Total comprehensive income, net of tax	14.2	5.5
Comprehensive income attributable to noncontrolling interests	(0.3)	—
Comprehensive income attributable to ParkOhio common shareholders	$13.9	$5.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
OPERATING ACTIVITIES
Net income	$10.1	$2.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7.8	7.4
Litigation settlement gain	(3.3)	—
Asset impairment charge	—	4.0
Share-based compensation expense	2.2	2.5
Changes in operating assets and liabilities:
Accounts receivable	(30.0)	(11.6)
Inventories	(6.5)	(3.5)
Other current assets	(2.3)	(2.6)
Accounts payable and accrued expenses	27.1	16.9
Litigation settlement payment	(4.0)	—
Other	(1.3)	(5.7)
Net cash provided by operating activities	(0.2)	10.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.1)	(8.9)
Net cash used by investing activities	(6.1)	(8.9)
FINANCING ACTIVITIES
Proceeds from (payments on) revolving credit facility, net	13.0	(4.5)
Payments on term loans and other debt	(3.0)	(1.1)
Proceeds from term loans and other debt	—	4.7
Proceeds from (payments on) capital lease facilities, net	1.1	(0.7)
Dividends	(1.6)	(1.5)
Payments of withholding taxes on share awards	(0.7)	(0.4)
Other	—	(0.1)
Net cash provided (used) by financing activities	8.8	(3.6)
Effect of exchange rate changes on cash	0.7	0.8
Increase (decrease) in cash and cash equivalents	3.2	(1.6)
Cash and cash equivalents at beginning of period	64.3	62.0
Cash and cash equivalents at end of period	$67.5	$60.4
Income taxes paid	$1.9	$0.8
Interest paid	$1.9	$1.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we”, “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company adopted this ASU effective January 1, 2017.

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. In the three months ended March 31, 2017, an immaterial amount of net excess tax benefits was recognized as a reduction in income tax expense. In addition, ASU 2016-09 requires excess tax benefits and shortfalls to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the three months ended March 31, 2017 and an immaterial impact on earnings per share. ASU 2016-09 also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Condensed Consolidated Statements of Cash Flows. The Company has elected to apply this change on a prospective basis. This change has an immaterial impact on our Condensed Consolidated Statements of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment." The amendments in the ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this guidance for any impairment test performed after January 1, 2017.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU will require either retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is in the process of analyzing the impact of ASU 2014-09, and the related ASUs, across all its businesses. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings upon adoption effective January 1, 2018. We are still evaluating the impact and an estimation of the impact cannot be made at this time. In addition, the standard requires new substantial disclosures and we continue to evaluate these requirements.

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

In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company is planning to adopt this standard in the first quarter of 2018. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash items and interest expense.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

Results by business segment were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net sales:
Supply Technologies	$133.2	$129.9
Assembly Components	139.3	131.7
Engineered Products	71.3	66.4
	$343.8	$328.0
Segment operating income:
Supply Technologies	$11.3	$10.2
Assembly Components	12.5	10.2
Engineered Products	1.7	1.4
Total segment operating income	25.5	21.8

Corporate costs	(6.6)	(6.5)
Litigation settlement gain	3.3	—
Asset impairment charge	—	(4.0)
Operating income	22.2	11.3
Interest expense	(7.4)	(7.1)
Income before income taxes	$14.8	$4.2

NOTE 4 — Acquisition

In December 2016, the Company acquired all the outstanding capital stock of GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt.  The allocation of the purchase price, which is materially unchanged from December 31, 2016, is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company has not yet finalized its analysis of the fair value of property, plant and equipment; intangible assets; noncontrolling interests; deferred taxes and certain other assets and liabilities. The final allocation is expected to be completed as soon as practicable but no later than twelve months after the acquisition date. In addition, the purchase agreement stipulates potential contingent consideration of up to $2.1 million based on achievement of certain EBITDA targets for 2016 and 2017. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.1 million as of March 31, 2017 and December 31, 2016.

NOTE 5 — Inventories

The components of inventory consist of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Finished goods	$134.7	$131.4
Work in process	45.6	43.4
Raw materials and supplies	68.3	65.8
Inventories, net	$248.6	$240.6

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2017 and 2016:

	2017	2016
	(In millions)
January 1	$7.1	$6.1
Claims paid	(1.0)	(0.6)
Warranty expense, net	1.0	0.7
March 31	$7.1	$6.2

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective income tax rates for the first three months of 2017 and 2016 were 31.8% and 35.7%, respectively. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. It is reasonably possible that, within the next twelve months, the amount of gross unrecognized tax benefits could be reduced by approximately $1.4 million as a result of the closure of tax statutes related to existing uncertain tax positions.

NOTE 8 — Financing Arrangements

Long-term debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2017	March 31, 2017	December 31, 2016
			(In millions)
Senior Notes due 2021	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit facility	July 31, 2019	4.10%	145.8	132.8
Term Loan	July 31, 2019	3.00%	22.3	23.4
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	26.7	26.4
Capital Leases	Various	Various	19.9	18.8
Other	Various	Various	22.0	23.6
Gross debt			486.7	475.0
Less current portion of long-term debt			(25.3)	(25.8)
Less short-term debt			(4.4)	(5.0)
Less unamortized debt issuance costs			(5.0)	(5.2)
Total long-term debt, net			$452.0	$439.0

See Note 15 - Subsequent Events for a discussion of the Company's refinancing of its Senior Notes (as defined below) and Amended Credit Agreement (as described below), and the repayment of its term loan on April 17, 2017.

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bolbao Vizcaya Argentaria, S.A. The financing agreement provides the Company the ability to borrow up to $36.9 million, including a loan for $26.4 million for the acquisition of GH as well as a revolving credit facility for up to $10.5 million to fund working capital and general corporate needs. The full amount of the loan

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

is outstanding as of March 31, 2017; no amounts have been drawn on the $10.5 million revolving credit facility as of March 31, 2017.

On April 22, 2016, the Company further amended its revolving credit facility (the “Amended Credit Agreement”) to:

•	increase the revolving credit facility to $300.0 million;

•	increase the inventory advance rate from 50% to 65%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing July 1, 2016;

•	reload the term loan up to $35.0 million, of which $22.3 million has been borrowed and is outstanding as of March 31, 2017;

•	increase the Canadian sub-limit up to $35.0 million;

•	increase the European sub-limit up to $25.0 million; and

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
On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $6.1 million of borrowings outstanding under this agreement as of March 31, 2017.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $19.9 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2017.

The term loan is amortized based on a seven-year schedule with the balance due at maturity (July 31, 2019). At the Company's election, amounts borrowed under the term loan may be borrowed at either: LIBOR plus 2.0% to 3.0%; or the bank’s prime lending rate minus 0.75% to plus 0.25%.

The following table represents fair value information of the Company's 8.125% Senior Notes due 2021 (the “Senior Notes”), classified as Level 1 using estimated quoted market prices.

	March 31, 2017	December 31, 2016
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$258.0	$257.5

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

NOTE 9 — Stock-Based Compensation

There was no stock option activity for the three months ended March 31, 2017.

A summary of restricted share activity for the three months ended March 31, 2017 is as follows:

	2017
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	216,916	$36.94	165,000	$34.78
Granted	15,500	42.60	—	—
Vested	(9,499)	35.13	(55,000)	34.78
Performance-based to time-based (a)	110,000	34.78	(110,000)	34.78
Canceled or expired	(2,000)	37.87	—	—
Outstanding - end of period	330,917	$36.53	—	$—
(a) During the first quarter of 2017, 55,000 of the performance-based restricted shares granted in 2016 fully vested based on the achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares became time-based, vesting over the remaining two years of the requisite service period.

Total stock-based compensation expense included in selling, general and administrative expenses during the first three months of 2017 and 2016 was $2.2 million and $2.5 million, respectively. As of March 31, 2017, there was $6.0 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 10 — Commitments, Contingencies and Litigation Settlement

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM filed a third appeal of that decision. On March 28, 2017, the Company and IPSCO agreed to a settlement and release of all claims for the payment by the Company of $4.0 million to IPSCO, which was made in March 2017. As of the settlement date, the Company had $7.3 million accrued for this matter. The Company reversed the excess liability and recognized $3.3 million in income in the first quarter of 2017.

Our subsidiaries are involved in a number of contractual and warranty-related disputes. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

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

NOTE 11 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Service costs	$0.6	$0.6	$—	$—
Interest costs	0.5	0.5	0.1	0.1
Expected return on plan assets	(2.4)	(2.4)	—	—
Recognized net actuarial loss	0.3	0.3	—	0.1
Net periodic benefit (income) costs	$(1.0)	$(1.0)	$0.1	$0.2
Weighted average:
Discount rate	3.91%	4.13%	3.63%	3.80%
Expected return on plan assets	8.25%	8.25%

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Foreign currency translation adjustments (a)	3.9	—	3.9
Pension and OPEB activity, net of tax adjustments (b)	—	0.2	0.2
March 31, 2017	$(26.9)	$(11.7)	$(38.6)

January 1, 2016	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	2.6	—	2.6
Pension and OPEB activity, net of tax adjustments (b)	—	0.2	0.2
March 31, 2016	$(14.3)	$(12.9)	$(27.2)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

NOTE 13 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2017	2016
	(In whole shares)
Weighted average basic shares outstanding	12,203,505	12,076,815
Plus: Dilutive impact of employee stock awards	278,874	139,777
Weighted average diluted shares outstanding	12,482,379	12,216,592

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are excluded in the computation of diluted earnings per share. There were no anti-dilutive shares for the three-months ended March 31, 2017 and 2016.

NOTE 14 - Asset Impairment

In the first quarter of 2016, due to the accelerated end of production in certain programs with an automotive customer, the Company evaluated its long-lived assets in accordance with ASU 360, "Property, Plant and Equipment." As the carrying value of the assets exceeded the expected undiscounted cash flows, the Company estimated the fair value of these assets to determine whether impairment existed. The fair value of the assets was estimated, using Level 2 inputs, based on the expected sale proceeds of similar machinery and equipment as determined using third party quotes and appraisals. As a result of its analysis, the Company recorded an asset impairment charge of $4.0 million.

NOTE 15— Subsequent Events

On April 17, 2017, Park-Ohio Industries, Inc. (“Park-Ohio”) the operating subsidiary of Park-Ohio Holdings Corp., completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2017, and the Notes mature on April 15, 2027. The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the material domestic subsidiaries of Park-Ohio. The net proceeds from the issuance were used to repay in full the Senior Notes and the Company’s term loan under the Amended Credit Agreement, and to repay a portion of the borrowings outstanding under the Company’s revolving credit facility under the Amended Credit Agreement.

On April 17, 2017, the Company also entered into a seventh amended and restated credit agreement (the “Further Amended Credit Agreement”) with a group of banks. The Further Amended Credit Agreement, among other things, provides an increased revolving credit facility of up to $350.0 million, extends the maturity date of borrowings under the facility to April 17, 2022. Furthermore, the Company has the option, pursuant to the Further Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

On May 1, 2017, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 30, 2017 to shareholders of record as of the close of business on May 15, 2017 and will result in a cash outlay of approximately $1.6 million.

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products and oriented toward improving fuel efficiency and reducing weight in the customer's end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber and plastic components, gasoline direct injection systems and fuel filler assemblies. Our products are primarily used in the following industries: automotive, including SUV/minivan/light-truck; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), on a sole-source basis.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals; silicon; coatings; forging; foundry; heavy-duty truck; construction equipment; automotive; oil and gas; locomotive and rail manufacturing; and aerospace and defense industries.

Sales and segment operating income for these three segments are provided in Note 3 to the condensed consolidated financial statements, included elsewhere herein.

Subsequent Events

On April 17, 2017, Park-Ohio Industries, Inc. (“Park-Ohio”) the operating subsidiary of Park-Ohio Holdings Corp., completed the issuance of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”) and the Company amended its revolving credit and term loan agreements (as amended, the “Further Amended Credit Agreement”) . Refer to Note 15 - Subsequent Events for additional discussion of the agreements.

On May 1, 2017, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 30, 2017 to shareholders of record as of the close of business on May 15, 2017 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$343.8	$328.0	$15.8	4.8%
Cost of sales	288.3	280.2	8.1	2.9%
Gross profit	55.5	47.8	7.7	16.1%
Gross margin	16.1%	14.6%
SG&A expenses	36.6	32.5	4.1	12.6%
SG&A as a percentage of net sales	10.6%	9.9%
Litigation settlement gain	(3.3)	—	(3.3)	*
Asset impairment charge	—	4.0	(4.0)	*
Operating income	22.2	11.3	10.9	96.5%
Interest expense	7.4	7.1	0.3	4.2%
Income before income taxes	14.8	4.2	10.6	*
Income tax expense	4.7	1.5	3.2	*
Net income	10.1	2.7	7.4	*
Net income attributable to noncontrolling interests	(0.3)	—	(0.3)	*
Net income attributable to ParkOhio common shareholders	$9.8	$2.7	$7.1	*

Earnings per common share attributable to ParkOhio common shareholders:
Basic	$0.80	$0.22	$0.58	*
Diluted	$0.79	$0.22	$0.57	*
* Calculation not meaningful

Net Sales

Net sales increased 4.8%, to $343.8 million in the first three months of 2017, compared to $328.0 million in the same period in 2016, mainly due to higher end market demand for our products in our Supply Technologies and Assembly Components segments and sales from GH Electrotermia S.A. (“GH”), which was acquired in December 2016, all partially offset by lower end market demand in our Engineered Products segment.

The factors explaining the changes in segment net sales for the three months ended March 31, 2017 compared to the corresponding 2016 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $288.3 million in the first three months of 2017, compared to $280.2 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales in each of our segments.

Gross margin was 16.1% in the first three months of 2017 compared to 14.6% in the same period in 2016. The increase in gross margin was largely due to the profit flow-through from higher sales in the 2017 period; improved product mix; and the favorable impact of cost reduction actions taken in 2016.

SG&A Expenses

SG&A expenses increased to $36.6 million in the first three months of 2017, compared to $32.5 million in the same period in 2016. SG&A expenses as a percent of sales increased to 10.6% in the first three months of 2017 compared to 9.9% in the first three months of 2016. These increases were primarily due to the SG&A associated with GH.

Litigation Settlement Gain

During the first quarter of 2017, the Company paid $4.0 million to settle the IPSCO litigation. As a result, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Asset Impairment Charge

An asset impairment charge of $4.0 million was recognized in the first quarter of 2016 due to the accelerated end of production in certain programs with an automotive customer in our aluminum products business.

Interest Expense

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Interest expense	$7.4	$7.1
Average outstanding borrowings	$478.0	$465.8
Average borrowing rate	6.2%	6.1%

Interest expense increased $0.3 million in the first three months of 2017 compared to the same period in 2016 due primarily to higher outstanding borrowings.

Income Tax Expense

The effective income tax rate was 31.8% in the three months ended 2017 compared to 35.7% in the corresponding period of 2016. The decrease is primarily due to a decrease in non-deductible items.

Net Income

Net income increased to $10.1 million in the first three months of 2017, compared to $2.7 million in the first three months of 2016, due to the reasons described above.

SEGMENT RESULTS

For purposes of business segment performance measurement, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash items and interest expense.

Supply Technologies Segment

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net sales	$133.2	$129.9
Segment operating income	$11.3	$10.2
Segment operating income margin	8.5%	7.9%

Net sales increased in the first three months of 2017 compared to the 2016 period due primarily to higher customer demand in the power sports and recreational equipment market, which was up 17%; and the semiconductor market, which was up 61% year-over-year. These increases were partially offset by a decrease in sales in the truck and truck-related market, which was down 17% compared to a year ago. In addition, sales were higher in our fastener business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $1.1 million, and segment operating income margin increased to 8.5% compared to the corresponding 2016 period of 7.9%. These increases were driven by the volume increases noted above.

Assembly Components Segment

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net sales	$139.3	$131.7
Segment operating income	$12.5	$10.2
Segment operating income margin	9.0%	7.7%

Net sales were higher in the 2017 period compared to the 2016 period due primarily to higher sales volumes in our fuel filler pipe and fuel rail product lines, driven by new product launches and higher sales outside the U.S. These sales increases more than offset decreased volumes in our aluminum business, which was down due to the accelerated end of production in certain programs in 2016.

Segment operating income in 2017 increased by $2.3 million, and segment operating income margin increased to 9.0% compared to the corresponding 2016 period of 7.7%. These increases were driven by the higher sales levels noted above and the resulting flow-through.

Engineered Products Segment

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net sales	$71.3	$66.4
Segment operating income	$1.7	$1.4
Segment operating income margin	2.4%	2.1%

Net sales were higher in the 2017 period compared to the 2016 period due primarily to sales from our GH acquisition, which was completed in December 2016. Excluding the impact of GH, sales were lower in the 2017 period due to lower customer demand in our induction heating, pipe threading and forging and machined products compared to 2016.

Segment operating income in 2017 increased by $0.3 million, and segment operating income margin improved to 2.4% compared to 2.1% in the corresponding 2016 period. These increases were driven by the favorable impact of the GH acquisition and cost reduction actions taken in 2016.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Three Months Ended March 31,
	2017	2016	$ Change
Net cash (used) provided by:	(In millions)
Operating activities	$(0.2)	$10.1	$(10.3)
Investing activities	(6.1)	(8.9)	2.8
Financing activities	8.8	(3.6)	12.4
Effect of exchange rate changes on cash	0.7	0.8	(0.1)
Increase (decrease) in cash and cash equivalents	$3.2	$(1.6)	$4.8

Operating Activities

Cash provided by operating activities decreased from the prior year period due to higher working capital needs driven by higher sales levels in 2017, as well as the $4.0 million litigation settlement payment in the first quarter of 2017.

Investing Activities

Investing cash flows in both periods were for purchases of property, plant and equipment to sustain and grow our businesses.

Financing Activities

Cash provided by financing activities in 2017 reflected net borrowings under our revolving credit facility under the Amended Credit Agreement (as described below) to fund higher working capital needs, the litigation settlement payment and our quarterly cash dividend payment. In the first quarter of 2016, net cash used by financing activities reflected debt pay-downs and our quarterly cash dividend, which were both funded by our operating cash flows in the 2016 period.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons.

Liquidity

Our liquidity needs are primarily for working capital, capital expenditures and acquisitions. Our primary sources of liquidity have been funds provided by operations, funds available from existing bank credit arrangements and the sale of our debt securities. Our existing financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet anticipated cash requirements for at least the next twelve months, including but not limited to our ability to maintain current operations and fund capital expenditure requirements, service our debt, pay dividends, pursue acquisitions, and repurchase shares.

The Company had cash and cash equivalents held by foreign subsidiaries of $57.9 million at March 31, 2017 and $54.4 million at December 31, 2016. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/

or future foreign investments. At March 31, 2017, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $137.0 million of undistributed earnings of our foreign subsidiaries as of March 31, 2017, if we were to repatriate these earnings, there could potentially be an adverse tax impact.

Senior Notes

On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of 8.125% Senior Notes due 2021 (the “Senior Notes”). On April 17, 2017, we completed the sale, in a private placement, of $350.0 million aggregate principal amount of the Notes. The net proceeds from the issuance were used to repay in full the Senior Notes and the Company’s term loan under the Amended Credit Agreement (as defined below), and to repay a portion of the borrowings outstanding under the Company’s revolving credit facility under the Amended Credit Agreement (as defined below).

Credit Agreement

The Company is a party to a credit and security agreement, dated November 5, 2003, as amended and restated (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On July 31, 2014, the Company entered into a sixth amendment and restatement of the credit agreement (the “Amended Credit Agreement”), which was further amended on October 24, 2014, January 20, 2015 and March 12, 2015. On April 22, 2016, the Company further amended the Amended Credit Agreement to increase the credit facility from $275.0 million to $300.0 million; increase the inventory advance rate to 65%, which reduces back to 50% on a pro-rata quarterly basis over 36 months commencing July 1, 2016; increase the Canadian sub-limit to $35.0 million; and provide minor pricing adjustments. Please refer to Note 7 - Financing Arrangements to the consolidated financial statements for further discussion. As of March 31, 2017, we had $168.1 million outstanding and $94.9 million of unused borrowing availability under the revolving credit facility provided by the Credit Agreement, which includes the effect of Amendment 6 to the Amended Credit Agreement. Also, as of March 31, 2017, we had cash and cash equivalents of $67.5 million.

On April 17, 2017, the Company entered into the Further Amended Credit Agreement. The Further Amended Credit Agreement, among other things, provides an increased revolving credit facility of up to $350.0 million and extends the maturity date of borrowings under the facility to April 17, 2022. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

Capital Leases

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $19.9 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2017.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Amended Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

At March 31, 2017, our debt service coverage ratio was 2.3, and, therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Amended Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Company's Amended Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Amended Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.1 for any two consecutive fiscal quarters. We were also in compliance with the other covenants contained in the revolving credit facility as of March 31, 2017. While we expect to remain in compliance throughout 2017, declines in sales volumes in 2017 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends of $1.6 million during the three months ended March 31, 2017. In May 2017, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 30, 2017 to shareholders of record as of the close of business on May 15, 2017 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

Critical Accounting Policies

Our critical accounting policies are described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2016, both contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These  forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our board of directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2017, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Amended Credit Agreement, which consisted of borrowings of $168.1 million at March 31, 2017. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.4 million during the three-month period ended March 31, 2017.

Our foreign subsidiaries generally conduct business in local currencies. During the first three months of 2017, we recorded a favorable foreign currency translation adjustment in accumulated other comprehensive loss in the condensed consolidated balance sheets of $3.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the British Pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2017:

We were a co-defendant in approximately 98 cases asserting claims on behalf of approximately 193 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are four asbestos cases, involving 21 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory and punitive damages in the amount of $3.0 million and $10.0 million, respectively, for four separate causes of action, $1.0 million for a fifth cause of action and $3.0 million for a sixth cause of action. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 compensatory damages for the fourth cause of action.
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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM filed a third appeal of that decision. On March 28, 2017, the Company and IPSCO agreed to a settlement and release of all claims for the payment by the Company of $4.0 million to IPSCO, which was made in March 2017. As of the settlement date, the Company had $7.3 million accrued for this matter. The Company reversed the excess liability and recognized $3.3 million in income in the first quarter of 2017.
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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2017	123	(2)	$42.10	—	724,120
February 1 — February 28, 2017	—	(2)	—	—	724,120
March 1 — March 31, 2017	20,106	(2)	37.45	—	724,120
Total	20,229		$37.48	—	724,120

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 20,229 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: May 9, 2017

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Holdings Corp. and Subsidiaries
For the Quarter Ended March 31, 2017

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