Form 10-Q
period 2017-06-30
PARK OHIO HOLDINGS CORP
filed 2017-08-08
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2017: 12,507,896 shares.

The Exhibit Index is located on page 31.

2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2017	December 31, 2016
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$72.7	$64.3
Accounts receivable, net	223.8	194.4
Inventories, net	256.5	240.6
Other current assets	63.7	53.4
Total current assets	616.7	552.7
Property, plant and equipment, net	171.9	167.1
Goodwill	90.8	86.6
Intangible assets, net	95.4	96.6
Other long-term assets	77.5	71.3
Total assets	$1,052.3	$974.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$155.2	$133.6
Current portion of long-term debt and short-term debt	16.6	30.8
Accrued expenses and other	78.9	77.5
Total current liabilities	250.7	241.9
Long-term liabilities, less current portion:
Debt	496.1	439.0
Deferred income taxes	27.2	27.7
Other long-term liabilities	22.1	29.7
Total long-term liabilities	545.4	496.4
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	245.7	226.0
Noncontrolling interests	10.5	10.0
Total equity	256.2	236.0
Total liabilities and shareholders' equity	$1,052.3	$974.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Net sales	$350.9	$329.4	$694.7	$657.4
Cost of sales	290.6	275.1	578.9	555.3
Gross profit	60.3	54.3	115.8	102.1
Selling, general and administrative expenses	36.2	34.0	72.8	66.5
Litigation settlement gain	—	—	(3.3)	—
Asset impairment charge	—	—	—	4.0
Operating income	24.1	20.3	46.3	31.6
Interest expense	7.9	7.0	15.3	14.1
Loss on extinguishment of debt	11.0	—	11.0	—
Income before income taxes	5.2	13.3	20.0	17.5
Income tax expense	2.0	4.3	6.7	5.8
Net income	3.2	9.0	13.3	11.7
Net income attributable to noncontrolling interests	(0.2)	—	(0.5)	—
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$3.0	$9.0	$12.8	$11.7

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.25	$0.74	$1.05	$0.97
Diluted	$0.24	$0.73	$1.03	$0.96
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.1	12.2	12.1
Diluted	12.4	12.3	12.5	12.2

Dividends per common share	$0.125	$0.125	$0.250	$0.250

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net income	$3.2	$9.0	$13.3	$11.7
Other comprehensive income (loss):
Foreign currency translation adjustment	7.5	(6.5)	11.5	(3.9)
Pension and other postretirement benefit adjustments, net of tax	0.2	0.2	0.4	0.4
Total other comprehensive income (loss)	7.7	(6.3)	11.9	(3.5)
Total comprehensive income, net of tax	10.9	2.7	25.2	8.2
Comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.5)	—
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$10.7	$2.7	$24.7	$8.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
OPERATING ACTIVITIES
Net income	$13.3	$11.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15.8	14.8
Loss on extinguishment of debt	11.0	—
Litigation settlement gain	(3.3)	—
Asset impairment charge	—	4.0
Share-based compensation expense	4.1	5.5
Changes in operating assets and liabilities:
Accounts receivable	(24.0)	(1.0)
Inventories	(5.4)	(0.4)
Other current assets	(8.3)	(6.2)
Accounts payable and accrued expenses	14.9	5.4
Litigation settlement payment	(4.0)	—
Other	(5.1)	(6.3)
Net cash provided by operating activities	9.0	27.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.4)	(14.0)
Business acquisition	(10.5)	—
Net cash used by investing activities	(22.9)	(14.0)
FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28.8)	(13.5)
Payments on term loans and other debt	(28.9)	(2.2)
Proceeds from term loans and other debt	—	6.2
Proceeds from (payments on) capital lease facilities, net	1.2	(1.6)
Issuance of 6.625% Senior Notes due 2027	350.0	—
Debt financing costs	(7.2)	—
Repurchase of 8.125% Senior Notes due 2021	(250.0)	—
Premium on early extinguishment of debt	(8.0)	—
Dividends	(3.1)	(3.1)
Purchase of treasury shares	(3.6)	—
Payments of withholding taxes on share awards	(2.3)	(1.6)
Payment of acquisition earn-out	—	(2.0)
Net cash provided (used) by financing activities	19.3	(17.8)
Effect of exchange rate changes on cash	3.0	0.3
Increase (decrease) in cash and cash equivalents	8.4	(4.0)
Cash and cash equivalents at beginning of period	64.3	62.0
Cash and cash equivalents at end of period	$72.7	$58.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we”, “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company adopted this ASU effective January 1, 2017.

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. In the six months ended June 30, 2017, the Company recognized income tax expense of $0.3 million for excess tax deficiencies upon vesting of awards. In addition, ASU 2016-09 requires excess tax benefits and shortfalls to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the six months ended June 30, 2017 and an immaterial impact on earnings per share. ASU 2016-09 also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Condensed Consolidated Statements of Cash Flows. The Company has elected to apply this change on a prospective basis. This change has an immaterial impact on our Condensed Consolidated Statements of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.

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
June 30, 2017

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU will require either retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is in the process of analyzing the impact of ASU 2014-09, and the related ASUs, across all its businesses. This includes performing contract reviews and reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings upon adoption effective January 1, 2018. We are still evaluating the impact and an estimation of the impact cannot be made at this time. In addition, the standard requires new substantial disclosures and we continue to evaluate these requirements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company is planning to adopt this standard in the first quarter of 2018. The Company is currently evaluating the impact of adopting this guidance.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

Results by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net sales:
Supply Technologies	$142.4	$132.9	$275.6	$262.8
Assembly Components	126.0	134.3	265.3	266.0
Engineered Products	82.5	62.2	153.8	128.6
	$350.9	$329.4	$694.7	$657.4
Segment operating income:
Supply Technologies	$12.4	$10.9	$23.7	$21.1
Assembly Components	13.1	14.2	25.6	24.4
Engineered Products	5.8	3.2	7.5	4.6
Total segment operating income	31.3	28.3	56.8	50.1

Corporate costs	(7.2)	(8.0)	(13.8)	(14.5)
Litigation settlement gain	—	—	3.3	—
Asset impairment charge	—	—	—	(4.0)
Operating income	24.1	20.3	46.3	31.6
Interest expense	(7.9)	(7.0)	(15.3)	(14.1)
Loss on extinguishment of debt	(11.0)	—	(11.0)	—
Income before income taxes	$5.2	$13.3	$20.0	$17.5

NOTE 4 — Acquisitions

In April 2017, the Company, through its wholly-owned subsidiary Apollo Aerospace Components, completed the acquisition of Aero-Missile Components Inc. (“AMC”) for $10.5 million in cash. AMC is a supply chain management business providing high-quality specialty fasteners and other components to the defense and aerospace markets. The results of AMC are included in the Supply Technologies segment from the date of acquisition. The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company has not yet finalized its analysis of the fair value of inventory and certain other assets and liabilities. The final allocation is expected to be completed as soon as practicable but no later than twelve months after the acquisition date. As of June 30, 2017, the Company recorded goodwill of $2.2 million related to this transaction.

In December 2016, the Company acquired all the outstanding capital stock of GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt.  The allocation of the purchase price at June 30, 2017, which is materially unchanged from December 31, 2016, is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company has not yet finalized its analysis of the fair value of property, plant and equipment; intangible assets; noncontrolling interests; deferred taxes and certain other assets and liabilities. The final allocation is expected to be completed as soon as practicable but no later than twelve months after the acquisition date. In addition, the purchase agreement stipulates potential contingent consideration of up to $2.1 million based on achievement of certain EBITDA targets for 2016 and 2017. The EBITDA target for 2016 was not achieved. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.1 million as of June 30, 2017 and December 31, 2016.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

NOTE 5 — Inventories

The components of inventory consist of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Finished goods	$143.5	$131.4
Work in process	44.3	43.4
Raw materials and supplies	68.7	65.8
Inventories, net	$256.5	$240.6

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the six months ended June 30, 2017 and 2016:

	2017	2016
	(In millions)
January 1	$7.1	$6.1
Claims paid	(1.6)	(1.0)
Warranty expense, net	2.1	0.8
June 30	$7.6	$5.9

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, in each period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. The effective income tax rates for the first six months of 2017 and 2016 were 33.5% and 33.1%, respectively.

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

NOTE 8 — Financing Arrangements

Long-term debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2017	June 30, 2017	December 31, 2016
			(In millions)
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$—
Senior Notes due 2021	April 1, 2021	8.125%	—	250.0
Revolving credit facility	April 17, 2022	3.11%	104.0	132.8
Term Loan			—	23.4
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	27.1	26.4
Capital Leases	Various	Various	20.0	18.8
Other	Various	Various	20.4	23.6
Gross debt			521.5	475.0
Less current portion of long-term debt			(13.1)	(25.8)
Less short-term debt			(3.5)	(5.0)
Less unamortized debt issuance costs			(8.8)	(5.2)
Total long-term debt, net			$496.1	$439.0

On April 17, 2017, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2017, and the Notes mature on April 15, 2027. The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the material domestic subsidiaries of Park-Ohio. Proceeds from the Notes issuance were used to repay in full the previously-outstanding 8.125% Senior Notes due 2021 in the aggregate principal amount of $250.0 million, the term loan and a portion of the borrowings outstanding under the revolving credit facility.

On April 17, 2017, Park-Ohio also entered into a seventh amended and restated credit agreement (the “Amended Credit Agreement”) with a group of banks to increase the revolving credit facility to $350.0 million and extend the maturity date of borrowings under the facility to April 17, 2022. Furthermore, Park-Ohio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

In connection with the April 2017 repurchase of Senior Notes due 2021 and amendment of our credit agreement, we recorded an $11.0 million loss on extinguishment of debt, representing premiums paid on early extinguishment of $8.0 million, the write-off of unamortized prior debt issuance costs of $2.5 million, and related fees and expenses of $0.5 million.

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company the ability to borrow up to $38.6 million, including a loan for $27.1 million for the acquisition of GH as well as a revolving credit facility for up to $11.5 million to fund working capital and general corporate needs. The full amount of the loan is outstanding as of June 30, 2017; no amounts have been drawn on the revolving credit facility as of June 30, 2017.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $20.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2017.
On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

September 2025. The Company had $5.8 million of borrowings outstanding under this agreement as of June 30, 2017, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

June 30, 2017
(In millions)
Carrying amount	$350.0
Fair value	$367.5

NOTE 9 — Stock-Based Compensation

There was no stock option activity for the six months ended June 30, 2017.

A summary of restricted share activity for the six months ended June 30, 2017 is as follows:

	2017
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	216,916	$36.94	165,000	$34.78
Granted	101,670	38.42	165,000	38.10
Vested	(82,571)	44.76	(55,000)	34.78
Performance-based to time-based (a)	110,000	34.78	(110,000)	34.78
Canceled or expired	(2,000)	37.97	—	—
Outstanding - end of period	344,015	$34.80	165,000	$38.10
(a) During the first quarter of 2017, 55,000 of the performance-based restricted shares granted in 2016 fully vested based on the achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares became time-based, vesting over the remaining two years of the requisite service period.

Total stock-based compensation expense included in selling, general and administrative expenses during the first six months of 2017 and 2016 was $4.1 million and $5.5 million, respectively. As of June 30, 2017, there was $13.5 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.9 years.

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
June 30, 2017

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

NOTE 11 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In millions)
Service costs	$0.7	$0.6	$1.3	$1.2	$—	$—	$—	$—
Interest costs	0.4	0.4	0.9	0.9	—	0.1	0.1	0.2
Expected return on plan assets	(2.4)	(2.4)	(4.8)	(4.8)	—	—	—	—
Recognized net actuarial loss	0.3	0.3	0.6	0.6	0.1	0.1	0.1	0.2
Net periodic benefit (income) costs	$(1.0)	$(1.1)	$(2.0)	$(2.1)	$0.1	$0.2	$0.2	$0.4
Weighted average:
Discount rate			3.91%	4.13%			3.63%	3.80%
Expected return on plan assets			8.25%	8.25%

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Foreign currency translation adjustments (a)	11.5	—	11.5
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
June 30, 2017	$(19.3)	$(11.5)	$(30.8)

January 1, 2016	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	(3.9)	—	(3.9)
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
June 30, 2016	$(20.8)	$(12.7)	$(33.5)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

NOTE 13 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Weighted average basic shares outstanding	12.2	12.1	12.2	12.1
Plus: Dilutive impact of employee stock awards	0.2	0.2	0.3	0.2
Weighted average diluted shares outstanding	12.4	12.3	12.5	12.2

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are excluded in the computation of diluted earnings per share. There were no anti-dilutive shares for the six months ended June 30, 2017 and 2016.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

NOTE 15— Subsequent Event

On July 28, 2017, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 25, 2017 to shareholders of record as of the close of business on August 11, 2017 and will result in a cash outlay of approximately $1.6 million.

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

Subsequent Event

On July 28, 2017, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 25, 2017 to shareholders of record as of the close of business on August 11, 2017 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$350.9	$329.4	$21.5	6.5%
Cost of sales	290.6	275.1	15.5	5.6%
Gross profit	60.3	54.3	6.0	11.0%
Gross margin	17.2%	16.5%
SG&A expenses	36.2	34.0	2.2	6.5%
SG&A as a percentage of net sales	10.3%	10.3%
Operating income	24.1	20.3	3.8	18.7%
Interest expense	7.9	7.0	0.9	12.9%
Loss on extinguishment of debt	11.0	—	11.0	*
Income before income taxes	5.2	13.3	(8.1)	(60.9)%
Income tax expense	2.0	4.3	(2.3)	(53.5)%
Net income	3.2	9.0	(5.8)	(64.4)%
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	*
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$3.0	$9.0	$(6.0)	(66.7)%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.25	$0.74	$(0.49)	(66.2)%
Diluted	$0.24	$0.73	$(0.49)	(67.1)%
* Calculation not meaningful

Net Sales

Net sales increased 6.5%, to $350.9 million in the second quarter of 2017, compared to $329.4 million in the same period in 2016, due primarily to higher end market demand for our products in our Supply Technologies and Engineered Products segments, and sales from GH Electrotermia S.A. (“GH”), which was acquired in December 2016. In our Assembly Components segment, higher sales from our filler pipe and fuel rail product lines were more than offset by lower sales volumes in our aluminum business, which was down due to the end of production in certain programs.

The factors explaining the changes in segment net sales for the three months ended June 30, 2017 compared to the corresponding 2016 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $290.6 million in the second quarter of 2017, compared to $275.1 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales for the Supply Technologies and Engineered Products segments.

Gross margin was 17.2% in the second quarter of 2017 compared to 16.5% in the same period in 2016. The improvement was largely due to the higher profit flow-through from higher sales.

Selling, General &Administrative ("SG&A") Expenses

SG&A expenses increased to $36.2 million in the second quarter of 2017 compared to $34.0 million in the same period in 2016. The increase is primarily due to SG&A expenses associated with GH. SG&A expenses as a percent of sales was 10.3% in the second quarter of both years.

Interest Expense

Interest expense was higher in the 2017 quarter due primarily to higher outstanding borrowings in the second quarter of 2017 compared to the second quarter a year ago. Interest expense on the outstanding senior notes was higher in the second quarter due to the higher principal amount, which more than offset the lower interest rate due to the April 2017 refinancing. In addition, the second quarter of 2017 included interest expense on the GH-related debt, which the Company incurred in December 2016. With respect to the revolving credit facility and term loan, higher interest rates offset the benefit of lower outstanding borrowings as a result of debt repayments in connection with the debt refinancing in April 2017.

Loss on Extinguishment of Debt

During the second quarter of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense

The effective income tax rates were 38.5% in the 2017 period and 32.3% in the 2016 period. The rate in the 2017 period includes a discrete item of $0.4 million, which increased the rate by approximately 7%. The rates in both periods, excluding the 2017 discrete item, are lower than the U.S. statutory income tax rate due earnings in foreign jurisdictions in which the income tax rates are lower than the U.S. rate.

Net Income

Net income decreased to $3.2 million in the second quarter of 2017, compared to $9.0 million in the second quarter of 2016, due primarily to the loss on extinguishment of debt in the second quarter of 2017 noted above.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$694.7	$657.4	$37.3	5.7%
Cost of sales	578.9	555.3	23.6	4.2%
Gross profit	115.8	102.1	13.7	13.4%
Gross margin	16.7%	15.5%
SG&A expenses	72.8	66.5	6.3	9.5%
SG&A as a percentage of net sales	10.5%	10.1%
Litigation settlement gain	(3.3)	—	(3.3)	*
Asset impairment charge	—	4.0	(4.0)	*
Operating income	46.3	31.6	14.7	46.5%
Interest expense	15.3	14.1	1.2	8.5%
Loss on extinguishment of debt	11.0	—	11.0	*
Income before income taxes	20.0	17.5	2.5	14.3%
Income tax expense	6.7	5.8	0.9	15.5%
Net income	13.3	11.7	1.6	13.7%
Net income attributable to noncontrolling interests	(0.5)	—	(0.5)	*
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$12.8	$11.7	$1.1	9.4%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$1.05	$0.97	$0.08	8.2%
Diluted	$1.03	$0.96	$0.07	7.3%
* Calculation not meaningful

Net Sales

Net sales increased 5.7%, to $694.7 million in the first six months of 2017, compared to $657.4 million in the same period in 2016, mainly due to higher end market demand for our products in our Supply Technologies and Engineered Products segments, and sales from GH, which was acquired in December 2016. In our Assembly Components segment, higher sales from our filler pipe and fuel rail product lines were more than offset by lower sales volumes in our aluminum business, which was down due to the end of production in certain programs.

The factors explaining the changes in segment net sales for the six months ended June 30, 2017 compared to the corresponding 2016 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $578.9 million in the first six months of 2017, compared to $555.3 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales during the 2017 period compared to the same period a year ago.

Gross margin was 16.7% in the first six months of 2017 compared to 15.5% in the same period in 2016. The increase in gross margin was largely due to the higher profit flow-through from higher sales in the 2017 period, especially in Supply Technologies and Engineered Products.

SG&A Expenses

SG&A expenses increased to $72.8 million in the first six months of 2017, compared to $66.5 million in the same period in 2016. SG&A expenses as a percent of sales increased to 10.5% in the first six months of 2017 compared to 10.1% in the first six months of 2016. These increases were primarily due to the SG&A associated with GH.

Litigation Settlement Gain

During the first six months of 2017, the Company paid $4.0 million to settle the IPSCO litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Asset Impairment Charge

An asset impairment charge of $4.0 million was recognized in the first six months of 2016 due to the accelerated end of production in certain programs with an automotive customer in our aluminum products business.

Interest Expense

Interest expense was higher in the first six months of 2017 due primarily to higher outstanding borrowings in the first six month of 2017 compared to the first six months a year ago. Interest expense on the outstanding senior notes was higher due to the higher principal amount, which more than offset the lower interest rate due to the April 2017 refinancing. In addition, the first six months of 2017 included interest expense on the GH-related debt, which the Company incurred in December 2016. With respect to the revolving credit facility and term loan, higher interest rates offset the benefit of lower outstanding borrowings as a result of debt repayments in connection with the debt refinancing in April 2017.

Loss on Extinguishment of Debt

During the first six months of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense

The effective income tax rate was 33.5% in the six months ended June 30, 2017 compared to 33.1% in the corresponding period of 2016. The rates in both periods are lower than the U.S. statutory income tax rate due earnings in foreign jurisdictions in which the income tax rates are lower than the U.S. rate.

Net Income

Net income increased to $13.3 million in the first six months of 2017, compared to $11.7 million in the first six months of 2016, due to the reasons described above.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$142.4	$132.9	$275.6	$262.8
Segment operating income	$12.4	$10.9	$23.7	$21.1
Segment operating income margin	8.7%	8.2%	8.6%	8.0%

Three months ended June 30:

Net sales increased in the three months ended June 30, 2017 compared to the 2016 period due primarily to higher customer demand in the power sports and recreational equipment market, which was up 15% year-over-year; the semiconductor market, which was up 54% year-over-year; and the aerospace market, which was up 49% year-over-year. These increases were partially offset by a decrease in sales in the truck and truck-related market, which was down 4% compared to a year ago. In addition, sales were higher in our fastener business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $1.5 million, and segment operating income margin increased to 8.7% compared to 8.2% in the corresponding period of 2016. These increases were driven by the volume increases noted above.

Six months ended June 30:

Net sales increased in the first six months of 2017 compared to the 2016 period due primarily to higher customer demand in the power sports and recreational equipment market, which was up 16% year-over-year; the semiconductor market, which was up 57% year-over-year; and the aerospace market, which was up 28% year-over-year. These increases were partially offset by a decrease in sales in the truck and truck-related market, which was down 10% compared to the same period a year ago. In addition, sales were higher in our fastener business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $2.6 million, and segment operating income margin increased to 8.6% compared to 8.0% in the corresponding period of 2016. These increases were driven by the volume increases noted above.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$126.0	$134.3	$265.3	$266.0
Segment operating income	$13.1	$14.2	$25.6	$24.4
Segment operating income margin	10.4%	10.6%	9.6%	9.2%

Three months ended June 30:

Net sales were lower in the 2017 period compared to the 2016 period due primarily to lower sales volumes in our aluminum business, which more than offset higher sales volumes in our fuel filler pipe and fuel rail product lines. The sales volume decreases in the aluminum business were due to the accelerated end of production in certain programs in 2016. The higher sales volumes in our fuel products businesses were driven by new product launches and higher foreign sales.

Segment operating income in the 2017 period decreased by $1.1 million, driven by the lower sales levels in aluminum noted above. The segment operating income margins for the quarter were down slightly, as higher margins in fuel filler and fuel rail products businesses substantially offset the lower margins in our aluminum business.

Six months ended June 30:

Net sales were slightly lower in the 2017 period compared to the 2016 period due primarily to lower sales volumes in our aluminum business, which more than offset higher sales volumes in our fuel filler pipe and fuel rail product lines.

Segment operating income in the first six months of 2017 increased by $1.2 million, and segment operating income margin increased to 9.6% compared to 9.2% in the corresponding period of 2016. These increases were driven by higher margins in fuel filler and fuel rail products businesses, which more than offset the lower margins in aluminum.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$82.5	$62.2	$153.8	$128.6
Segment operating income	$5.8	$3.2	$7.5	$4.6
Segment operating income margin	7.0%	5.1%	4.9%	3.6%

Three months ended June 30:

Net sales were 33% higher in the 2017 period compared to the 2016 period due primarily to sales from GH of $13.3 million, which was acquired in December 2016, and increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2017 period increased by $2.6 million and segment operating income margin improved to 7.0% compared to 5.1% in the corresponding 2016 period. These increases were driven by the significantly higher sales in the 2017 quarter compared to the same quarter a year ago.

Six months ended June 30:

Net sales were 20% higher in the 2017 period compared to the 2016 period due primarily to sales from GH of $24 million, which was acquired in December 2016, and increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2017 period increased by $2.9 million, and segment operating income margin improved to 4.9% compared to 3.6% in the corresponding 2016 period. These increases were driven by the higher sales in 2017 compared to a year ago.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2017	2016	$ Change
Net cash (used) provided by:	(In millions)
Operating activities	$9.0	$27.5	$(18.5)
Investing activities	(22.9)	(14.0)	(8.9)
Financing activities	19.3	(17.8)	37.1
Effect of exchange rate changes on cash	3.0	0.3	2.7
Increase (decrease) in cash and cash equivalents	$8.4	$(4.0)	$12.4

Operating Activities

Cash provided by operating activities decreased from the prior-year period due to higher working capital needs driven by higher sales levels in 2017, as well as the $4.0 million litigation settlement payment in the first quarter of 2017. Higher sales levels drove an increase in accounts receivable of $24.0 million compared to the same period a year ago.

Investing Activities

Capital expenditures decreased by $1.6 million compared to the prior-year period due to timing of expenditures. In 2017, we completed the acquisition of AMC for $10.5 million. See Note 4 to the condensed consolidated financial statements for details.

Financing Activities

Cash provided by financing activities in 2017 reflected net borrowings under our amended and restated revolving credit facility and the proceeds from our issuance of senior notes to fund higher working capital needs, the litigation settlement payment, our quarterly cash dividend payments, share repurchases, and debt refinancing costs. In the 2016 period, net cash used by financing activities reflected debt pay-downs and our quarterly cash dividends, which were both funded by our operating cash flows in the 2016 period.

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

The Company had cash and cash equivalents held by foreign subsidiaries of $63.6 million at June 30, 2017 and $54.4 million at December 31, 2016. For each of our foreign subsidiaries, we make a determination regarding the amount of earnings intended for permanent reinvestment, with the balance, if any, available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the foreign subsidiaries’ operational activities and/or future foreign investments. At June 30, 2017, management believed that sufficient liquidity was available in the United States, and it is our current intention to permanently reinvest undistributed earnings of our foreign subsidiaries outside of the United States. Although we have no intention to repatriate the approximately $141.5 million of undistributed earnings of our foreign subsidiaries as of June 30, 2017, if we were to repatriate these earnings, there could potentially be an adverse tax impact.

Senior Notes

On April 17, 2017, we completed the sale, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The net proceeds from the issuance were used to repay in full our previously outstanding 8.125% Senior Notes due 2021 and our outstanding term loan, and to repay a portion of the borrowings outstanding under our revolving credit facility.

Credit Agreement

On April 17, 2017, the Company entered into Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement, among other things, provides an increased revolving credit facility of up to $350.0 million and extends the maturity date of borrowings under the facility to April 17, 2022. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

As of June 30, 2017, we had $104.0 million outstanding and $176.8 million million of unused borrowing availability under the revolving credit facility provided by the Credit Agreement, which includes the effect of Amendment 6 to the Amended Credit Agreement. Also, as of June 30, 2017, we had cash and cash equivalents of $72.7 million.

Capital Leases

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $20.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2017.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

At June 30, 2017, our debt service coverage ratio was 2.2, and, therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. We were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2017. While we expect to remain in compliance throughout 2017, declines in sales volumes in 2017 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends of $3.1 million during the six months ended June 30, 2017. In July 2017, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 25, 2017 to shareholders of record as of the close of business on August 11, 2017 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

We are exposed to market risk, including changes in interest rates. As of June 30, 2017, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $104.0 million at June 30, 2017. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.5 million during the six-month period ended June 30, 2017.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2017, we recorded a favorable foreign currency translation adjustment in accumulated other comprehensive loss in the condensed consolidated balance sheets related to net assets located outside the United States. This foreign currency translation adjustment of $11.5 million resulted primarily from the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the British Pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2017:

We were a co-defendant in approximately 93 cases asserting claims on behalf of approximately 187 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are four asbestos cases, involving 11 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory and punitive damages in the amount of $3.0 million and $10.0 million, respectively, for four separate causes of action, $1.0 million for a fifth cause of action and $3.0 million for a sixth cause of action. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 compensatory damages for the fourth cause of action.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2017	—	(2)	$—	—	724,120
May 1 — May 31, 2017	—	(2)	—	97,150	626,970
June 1 — June 30, 2017	20,106	(2)	38.40	2,850	624,120
Total	20,106		$38.40	100,000	624,120

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 20,106 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

4.1
Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including Form of Note) (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.2
Sixth Supplemental Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.3
Seventh Amended and Restated Credit Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

10.1
Registration Rights Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

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
Date: August 8, 2017

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Holdings Corp. and Subsidiaries
For the Quarter Ended June 30, 2017

Exhibit

4.1
Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including Form of Note) (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.2
Sixth Supplemental Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.3
Seventh Amended and Restated Credit Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

10.1
Registration Rights Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

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