Form 10-K
period 2017-12-31
PARK OHIO HOLDINGS CORP
filed 2018-03-08
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $319,540,000 based on the closing price of $38.10 per share of the registrant’s Common Stock on June 30, 2017.

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 28, 2018: 12,538,751.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 10, 2018 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2017, we employed approximately 6,100 people. Further discussion of and financial information for these segments, including net sales, operating income, assets, capital expenditures and depreciation and amortization, is contained in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2017	$561.8 million	$524.5 million	$326.6 million
SELECTED PRODUCTS
Sourcing, planning and procurement of over 245,000 production components, including:
• Fasteners
• Pins
• Valves
• Hoses
• Wire harnesses
• Clamps and fittings
• Rubber and plastic components
• Other Class C and MRO products

• Control arms
• Knuckles
• Injection and compression molded rubber products
• Turbo charging hose
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
• Semiconductor equipment
• Electrical distribution and controls
• Consumer electronics
• Bus and coaches
• Automotive
• Agricultural and construction equipment
• HVAC
• Lawn and garden
• Plumbing
• Medical

		• Automotive and light vehicle • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Automotive • Oil and gas • Rail • Aerospace and defense
The Company consists of the following segments:
Supply Technologies
Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 64 logistics service centers in the United States, Mexico, Canada, Czech Republic, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Northern Ireland and Ireland, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 245,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
Total Supply Management™ provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-value production components including valves, fuel hose assemblies, electro-mechanical hardware, labels, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies also provides spare parts and aftermarket products to end users of its customers’ products.
Total Supply Management™ services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we provide the supply chain management of our customers’ high-volume production components. We administer the processes customized to each customer’s needs by replacing numerous current suppliers with a sole-source relationship with Supply Technologies. Our highly-developed, customized information systems provide global transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection, design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds ten years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.
The Supply Technologies segment also engineers and manufactures precision cold formed and cold extruded fasteners and other products, including locknuts, SPAC® nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. Supply Technologies produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.
In 2017, Supply Technologies completed the strategic acquisitions of Heads and All Threads (“HAT”) and Aero-Missile Components Inc. (“AMC”). These acquisitions strengthen our market position for supply chain management services in key end markets worldwide, including aerospace and construction.
Markets and Customers.    For the year ended December 31, 2017, approximately 70% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells its services to over 8,700 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 35% of the sales of Supply Technologies in 2017 and 2016. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Assembly Components

Assembly Components manufactures products oriented towards fuel efficiency and reduced emission standards. Assembly Components designs, develops and manufactures aluminum products and highly efficient, high pressure Direct Fuel Injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products, coupled with Turbo Enabled engines, make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 or 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels. In addition, our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that have the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. We also provide machining to our aluminum products customers.
At the end of December 2017, the Company completed the acquisition of an injection molding business. The acquisition, which is included in our Assembly Components segment, is a manufacturer of precision-molded rubber components for several industrial markets.
Assembly Components operates 25 manufacturing facilities and two technical offices in the United States, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers.    The five largest customers of Assembly Components accounted for approximately 45% of segment sales for 2017 and 2016. These sales, across multiple operating divisions, are through sole source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
Competition.    Assembly Components competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective assemblies utilizing multiple technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with the capabilities to meet customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Assembly Components is well-positioned to benefit as customers continue to consolidate their supplier base.
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
Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 43% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.
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
Sales and Marketing
Supply Technologies markets its products and services in the United States, Mexico, Canada, Europe and Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Assembly Components primarily markets and sells its products in North America through internal sales personnel and independent sales representatives. Engineered Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.
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
Backlog
Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog is not a meaningful measure, as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2017 was $173.2 million, compared with $137.6 million as of December 31, 2016. All of Engineered Products’ backlog as of December 31, 2017 is scheduled to be shipped in 2018.
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
Information as to Segment Reporting and Geographic Areas

The information contained in Note 2 to the consolidated financial statements included elsewhere herein relating to (1) net sales, operating income, identifiable assets and other information by segment, and (2) net sales and assets by geographic region for the years ended December 31, 2017, 2016 and 2015 is included elsewhere herein.
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
Executive Officers of the Registrant
Information with respect to our executive officers as of March 8, 2018, is as follows:

Name	Age	Position
Edward F. Crawford	78	Chairman of the Board, Chief Executive Officer and Director
Matthew V. Crawford	48	President and Chief Operating Officer and Director
Patrick W. Fogarty	56	Vice President and Chief Financial Officer
Robert D. Vilsack	57	Secretary and General Counsel
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
As of December 31, 2017, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2018, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 42% and 7% of our net sales during the year ended December 31, 2017 from the automotive and heavy-duty truck industries, respectively.
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
We supply products and services to our Supply Technologies customers generally under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our Supply Technologies customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2017, our ten largest customers accounted for approximately 32% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
As of December 31, 2017, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 560 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
We operate and source internationally, which exposes us to the risks of doing business abroad.
Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	potential disruption that could be caused by the partial or complete reconfiguration of the European Union;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union's General Data Protection Regulation;

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the current U.S. presidential administration. Legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability. In addition, the current U.S. presidential administration has introduced greater uncertainty with respect to future tax, trade regulations and trade agreements. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
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
As of December 31, 2017, we had goodwill of $100.2 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 4, Goodwill, to the consolidated financial statements included elsewhere herein.
Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2017, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 29% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2017, our operations included numerous manufacturing and supply chain logistics services facilities located in 25 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2017.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage	Use
SUPPLY	Brampton, Ontario, Canada	Leased	217,000	Manufacturing
TECHNOLOGIES (1)	Minneapolis, MN	Leased	87,100	Logistics
	Carnegie, PA	Leased	63,000	Manufacturing
	Cleveland, OH (2)	Leased	60,450	Supply Technologies Corporate Office
	Dayton, OH	Leased	56,000	Logistics
	Carol Stream, IL	Leased	51,000	Logistics
	Memphis, TN	Leased	48,750	Logistics
	Solon, OH	Leased	47,100	Logistics
	Streetsboro, OH	Leased	45,000	Manufacturing
	Allentown, PA	Leased	43,800	Logistics
	Suwanee, GA	Leased	42,500	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Tulsa, OK	Leased	40,000	Logistics
ASSEMBLY	Ocala, FL	Owned	433,000	Manufacturing
COMPONENTS (3)	Conneaut, OH (4)	Leased/Owned	283,800	Manufacturing
	Lexington, TN	Owned	240,000	Manufacturing
	Lobelville, TN (5)	Owned	208,700	Manufacturing
	Rootstown, OH	Owned	208,000	Manufacturing
	Cleveland, OH (6)	Leased/Owned	190,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Angola, IN	Owned	135,000	Manufacturing
	Huntington, IN	Leased	124,500	Manufacturing
	Fremont, IN	Owned	112,000	Manufacturing
	Big Rapids, MI	Owned	97,000	Manufacturing
	Acuna, Mexico	Owned	79,000	Manufacturing
ENGINEERED	Cicero, IL	Owned	450,000	Manufacturing
PRODUCTS (7)	Cuyahoga Heights, OH	Owned	427,000	Manufacturing
	Pune, India	Owned	275,000	Manufacturing
	Newport, AR	Owned	200,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Leini, Italy	Owned	161,500	Manufacturing
	Madison Heights, MI	Leased	128,000	Manufacturing
	Canton, OH	Leased	124,000	Manufacturing
	La Roeulx, Belgium	Owned	120,000	Manufacturing
	Brookfield, WI	Leased	116,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Valencia, Spain	Owned	81,000	Manufacturing
	Euclid, OH	Owned	75,000	Manufacturing
	Albertville, AL	Leased	56,000	Office
	Chennai, India	Owned	54,000	Manufacturing
	Leini, Italy	Leased	53,800	Manufacturing
	Cortland, OH	Owned	30,000	Office and Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ corporate office.

(3)	Assembly Components has other facilities, none of which is deemed to be a principal facility.

(4)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and one owned property with 82,300 square feet.

(5)	Includes five facilities, which make up the total square footage of 208,700.

(6)	Includes one leased property with 150,000 square feet and one owned property with 40,000 square feet.

(7)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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
In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2017:
We were a co-defendant in approximately 96 cases asserting claims on behalf of approximately 203 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
In each asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. In substantially all of the asbestos cases, the plaintiffs either claim damages in excess of a specified amount, typically a minimum amount sufficient to establish jurisdiction of the court in which the case was filed (jurisdictional minimums generally range from $25,000 to $75,000), or do not specify the monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.
There are four asbestos cases, involving 21 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged three counts at $3.0 million compensatory and punitive damages each; one count at $3.0 million compensatory and $1.0 million punitive damages; and one count at $1.0 million. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 million compensatory damages for the fifth cause of action.
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

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $1.00 per share, trades on the Nasdaq Global Select Market under the symbol “PKOH”. The table below presents the intra-day high and low sales prices of the common stock during the periods presented. The Company declared and paid a quarterly cash dividend of $0.125 per share commencing in the second quarter of 2014 and has continued with quarterly dividends of $0.125 per share through the first quarter of 2018. Additionally, the terms of the credit agreement governing our revolving credit facility and the indenture governing the 6.625% senior notes due 2027 provide some restrictions on the amounts of dividends.

Quarterly Common Stock Price Ranges

	2017		2016
Quarter	High	Low	High	Low
1st	$47.00	$34.25	$43.47	$23.55
2nd	$41.05	$34.33	$42.94	$23.21
3rd	$46.05	$37.00	$38.79	$27.37
4th	$47.80	$40.25	$44.65	$30.01

The number of shareholders of record of our common stock as of February 28, 2018 was 378.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the year ended December 31, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 1 — October 31, 2017	411		$45.60	—	624,120
November 1 — November 30, 2017	—		—	—	624,120
December 1 — December 31, 2017	—		—	16,014	608,106
Total	411	(2)	$45.60	16,014	608,106

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 411 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Income Statement Data:
Net sales	$1,412.9	$1,276.9	$1,463.8	$1,378.7	$1,203.2
Operating income	90.2	69.2	97.9	97.9	85.6
Net income attributable to ParkOhio common shareholders	28.6	31.7	48.1	45.6	43.4
Earnings per common share attributable to ParkOhio shareholders:
Basic	$2.34	$2.62	$3.94	$3.77	$3.40
Diluted	$2.30	$2.58	$3.88	$3.68	$3.31
Cash dividend per common share	$0.50	$0.50	$0.50	$0.375	—

Results for 2017 include income of $3.3 million from the reversal of a litigation reserve, a loss on extinguishment of debt of $11.0 million and a one-time net tax expense of $4.2 million related to the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”).

Results for 2016 include an asset impairment charge of $4.0 million.

Results for 2015 and 2013 include litigation judgment costs of $2.2 million and $5.2 million, respectively. Net income attributable to ParkOhio common shareholders in 2013 includes $3.0 million from discontinued operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Other Financial Data:
Net cash flows provided by operating activities	$46.7	$72.9	$44.7	$53.6	$60.3
Capital expenditures, net	(27.9)	(28.5)	(36.5)	(25.8)	(30.1)
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	82.8	64.3	62.0	58.0	55.2
Total assets	1,132.5	974.3	942.1	969.1	813.0
Long-term debt(1)	515.5	439.0	445.8	429.3	373.5
(1) Excluding current portion.

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

2017 Acquisitions

On April 28, 2017, the Company acquired AMC. AMC, which is included in our Supply Technologies segment, is a supply chain management business providing high-quality specialty fasteners and other components to the defense and aerospace markets in the United States.

On October 4, 2017, the Company completed the acquisition of HAT. HAT, which is included in our Supply Technologies segment, is a leading European supplier of supply chain management services specializing in developing vendor-managed inventory programs of fasteners, machined parts and other class C components to various industrial end markets.
At the end of December 2017, the Company completed the acquisition of an injection molding business. The acquisition, which is included in our Assembly Components segment, is a manufacturer of precision-molded rubber components for several industrial markets.
The results of operations of the 2017 acquisitions are included in our consolidated results from their respective acquisition dates. Collectively, the 2017 acquisitions contributed $18.5 million of sales for the year ended December 31, 2017.
U.S. Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the “Tax Cut and Jobs Act (the “Tax Act”) which includes a number of provisions, including lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, and a Transition Tax on unremitted foreign earnings and profits. As a result of the Tax Act, in the fourth quarter of 2017, the Company recorded a one-time net tax expense of $4.2 million, which consisted of an expense from the Transition Tax of $14.2 million and a tax benefit of $10.0 million resulting from the adjustment of deferred tax assets and liabilities to reflect the decrease in the corporate income tax rate.
Subsequent Event
On January 31, 2018, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on March 1, 2018, to shareholders of record as of the close of business on February 15, 2018, and resulted in a cash outlay of approximately $1.6 million.
On February 1, 2018, the Company completed the acquisition of Canton Drop Forge, Inc. ("CDF"). CDF is headquartered in Canton, Ohio and will be part of our Forged and Machined Products group within the Engineered Products segment. CDF manufactures forgings for high-performance applications in the global aerospace and other markets.

RESULTS OF OPERATIONS
2017 Compared with 2016 and 2016 Compared with 2015

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,412.9	$1,276.9	$1,463.8	$136.0	11%	$(186.9)	(13)%
Cost of sales	1,178.3	1,073.9	1,228.6	104.4	10%	(154.7)	(13)%
Gross profit	234.6	203.0	235.2	31.6	16%	(32.2)	(14)%
Gross profit as a percentage of net sales	16.6%	15.9%	16.1%
Selling, general and administrative ("SG&A") expenses	147.7	129.8	135.1	17.9	14%	(5.3)	(4)%
SG&A expenses as a percentage of net sales	10.5%	10.2%	9.2%
Asset impairment charge	—	4.0	—	(4.0)	*	4.0	*
Litigation (settlement gains) judgment costs	(3.3)	—	2.2	(3.3)	*	(2.2)	*
Operating income	90.2	69.2	97.9	21.0	30%	(28.7)	(29)%
Interest expense	31.5	28.2	27.9	3.3	12%	0.3	1%
Loss on extinguishment of debt	11.0	—	—	11.0	*	—	*
Income before income taxes	47.7	41.0	70.0	6.7	16%	(29.0)	(41)%
Income tax expense	18.2	8.8	21.3	9.4	107%	(12.5)	(59)%
Net income	29.5	32.2	48.7	(2.7)	(8)%	(16.5)	(34)%
Net income attributable to noncontrolling interest	(0.9)	(0.5)	(0.6)	(0.4)	*	0.1	*
Net income attributable to ParkOhio common shareholders:	$28.6	$31.7	$48.1	$(3.1)	(10)%	$(16.4)	(34)%
Earnings per common share attributable to ParkOhio common shareholders:
Basic	$2.34	$2.62	$3.94	$(0.28)	(11)%	$(1.32)	(34)%
Diluted	$2.30	$2.58	$3.88	$(0.28)	(11)%	$(1.30)	(34)%
* Calculation not meaningful
2017 Compared with 2016
Net Sales
Net sales increased 11% to $1,412.9 million in 2017 compared to $1,276.9 million in 2016. The increase in net sales was primarily due to higher end market demand for products in our Supply Technologies and Engineered Products segments, and the 2017 sales contributions from both our GH Electrotermia S.A. (“GH”) acquisition completed at the end of 2016 and the 2017 acquisitions of AMC and HAT. Excluding the impact of acquisitions, net sales grew by 5% in 2017 compared to 2016.
Cost of Sales & Gross Profit
Cost of sales increased 10% to $1,178.3 million in 2017 compared to $1,073.9 million in 2016. The increase in cost of sales was primarily due to the increase in net sales of 11%, described above. Our gross margin percentage was 16.6% in 2017 compared to 15.9% in 2016. This 70 basis point improvement was primarily due to the profit flow-through from higher sales in 2017, the benefit of cost reduction actions taken in 2016, and favorable product mix.

SG&A Expenses
SG&A expenses increased to $147.7 million in 2017 from $129.8 million in 2016, driven by SG&A expenses from the acquisitions, as well as the higher sales levels in 2017. SG&A expenses as a percentage of sales was relatively consistent year-over-year, at 10.5% in 2017 compared to 10.2% in 2016.
Litigation Settlement Gain

During 2017, the Company paid $4.0 million to settle the IPSCO litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Asset Impairment Charge

An asset impairment charge of $4.0 million was recorded in the first quarter of 2016 due to the accelerated end of production in certain programs with an automotive customer in our aluminum products business.

Interest Expense

Interest expense increased to $31.5 million in 2017 from $28.2 million in 2016, due primarily to higher outstanding borrowings. Our average borrowing rate was relatively consistent year-over-year.

	Year Ended December 31,
	2017	2016
	(Dollars in millions)
Interest expense	$31.5	$28.2
Average outstanding borrowings	$515.6	$462.1
Average borrowing rate	6.11%	6.10%

As described more fully below, in April 2017, we refinanced our outstanding senior notes, increasing the principal amount from $250 million to $350 million and reducing the interest rate from 8.125% to 6.625%. The net impact of the higher senior notes balance at a lower rate was an increase in interest expense of approximately $2.1 million in 2017.

Loss on Extinguishment of Debt

During 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs related to our former borrowings that were previously capitalized.
Income Tax Expense
The provision for income taxes was $18.2 million in 2017 (an effective rate of 38.0%) and $8.8 million in 2016 (an effective rate of 21.5%). Income taxes in 2017 include a net $4.2 million of expense related to the U.S. Tax Act, as discussed more fully above. Excluding the impact of the U.S. Tax Act, the effective tax rate would have been 29.2%. In 2017 and 2016, the Company reversed various income tax accruals of approximately $1.6 million and $4.0 million, respectively, relating to previous uncertain tax positions for which the statutes of limitations expired.

Excluding the one-time impact of the U.S. Tax Act, the effective rates in both years are lower than the U.S. statutory rate of 35% due primarily to the income tax accrual reversals mentioned above, as well as earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.
2016 Compared with 2015
Net Sales

Net sales decreased 13% to $1,276.9 million in 2016 compared to $1,463.8 million in 2015. The decrease in net sales was mainly due to lower end-market demand for our products in each of our segments, primarily in our aluminum products, heavy-duty truck and power sport end markets.
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
SG&A Expenses

Consolidated SG&A expenses decreased to $129.8 million in 2016 from $135.1 million in 2015, driven by the favorable impact of cost reduction actions and lower selling expenses as a result of lower sales volumes. SG&A expenses as a percent of sales increased to 10.2% in 2016 compared to 9.2% in 2015, due primarily to the lower revenue base in 2016 compared to the prior year.

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

Supply Technologies Segment

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net sales	$561.8	$502.1	$578.7
Segment operating income	$45.9	$40.0	$50.3
Segment operating income margin	8.2%	8.0%	8.7%

2017 Compared to 2016

Net Sales: Net sales were up 12% in 2017 compared to 2016, due primarily to organic growth of 8% and the sales from the 2017 acquisitions. The organic growth was due primarily to higher customer demand in the Company's power sport and recreational equipment market, which was up 16%; the Company's truck and truck-related market, which was up 5%; the Company's semiconductor market, which was up 37%; and the Company's commercial aerospace market, which was up 25% compared to 2016.

Segment Operating Income: Segment operating income increased by $5.9 million in 2017 compared to 2016, and segment operating income margin increased by 20 basis points, due primarily to the higher sales volumes noted above.
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

Assembly Components Segment

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net sales	$524.5	$529.4	$569.2
Segment operating income	$50.4	$50.5	$57.9
Segment operating income margin	9.6%	9.5%	10.2%

2017 Compared to 2016

Net Sales: Net sales were down 1% in 2017 compared to 2016 due primarily to lower sales volumes in our extruded rubber and plastic product lines and our aluminum product line, which more than offset higher sales in our fuel filler pipe and fuel rail product lines. The lower sales volumes in rubber and plastic were due primarily to the end of life in certain programs, and the lower sales volumes in aluminum were due to the end of production in certain programs during 2016. The higher sales volumes in our fuel products businesses were driven by new product launches and higher foreign sales, particularly in China and Mexico.

Segment Operating Income: Segment operating income and operating income margin was relatively consistent year over year. The favorable impact of higher sales in our fuel products businesses offset the impact of lower sales in rubber, plastics and aluminum, as well as start-up costs of approximately $1.4 million incurred by the segment during 2017 related to our new facilities in China.
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

Engineered Products Segment

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net sales	$326.6	$245.4	$315.9
Segment operating income	$20.7	$10.6	$20.9
Segment operating income margin	6.3%	4.3%	6.6%

2017 Compared to 2016

Net Sales: Net sales were up 33% in 2017 compared to 2016 due primarily to $55 million of sales at GH, which was acquired at the end of 2016, and increased customer demand for our induction heating and pipe threading products in our legacy businesses.

Segment Operating Income: Segment operating income increased by $10.1 million, and segment operating income margin increased by 200 basis points, due primarily to the higher sales in 2017 and the benefit of cost reduction actions taken in 2016 in response to lower sales levels a year ago.
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

Liquidity and Capital Resources
The following table summarizes the major components of cash flows:

	2017	2016	2015
Cash provided (used) by:	(In millions)
Operating activities	$46.7	$72.9	$44.7
Investing activities	(67.6)	(51.9)	(36.5)
Financing activities	33.7	(17.2)	0.7
Effect of exchange rate on cash	5.7	(1.5)	(4.9)
Increase in cash and cash equivalents	$18.5	$2.3	$4.0

Operating Activities

Cash provided by operating activities decreased by $26.2 million in 2017 compared to 2016, driven by higher sales levels in 2017, which resulted in higher accounts receivable balances in 2017 compared to 2016.
Cash provided by operating activities increased by $28.2 million in 2016 compared to 2015, driven by lower working capital needs (accounts receivable, inventories and accounts payable and other accrued expenses) in 2016 compared to 2015. Lower sales levels in 2016 resulted in lower inventory and accounts receivable balances, and, in
2015, higher inventories and lower accounts payable balances combined to use cash of $52.3 million. The lower working capital in 2016 was partially offset by lower net income of $16.5 million.

Investing Activities

Capital expenditures were $27.9 million in 2017, $28.5 million in 2016 and $36.5 million in 2015. These capital expenditures were primarily for growth initiatives, with the majority in our Assembly Component segment as we launch new business in our fuel product lines.

In 2017, we spent a combined $39.7 million on acquisitions of businesses. See Note 3 to the consolidated financial statements included elsewhere herein for additional information.

In 2016, we spent $23.4 million on the acquisition of GH. See Note 3 to the consolidated financial statements included elsewhere herein for additional information.

Financing Activities
Cash provided by financing activities in 2017 reflected the proceeds from our issuance of senior notes in April 2017, net of the premium on the early extinguishment of our former senior notes and bank financing fees, repayments under our amended and restated revolving credit facility and the payoff of our previously-outstanding term loan and senior notes. During 2017, we also paid dividends of $6.9 million and repurchased treasury shares for $4.2 million.

Cash used by financing activities in 2016 consisted primarily of the net payments of debt instruments of $7.0 million, payment of cash dividends of $6.2 million and payment of an acquisition earn-out of $2.0 million. During the year, we reduced outstanding indebtedness by $33.4 million using cash flow from operating activities, before borrowing $26.4 million to fund the GH acquisition.

Cash provided by financing activities in 2015 consisted primarily of net borrowings on debt instruments of $20.4 million, offset by payment of cash dividends of $6.3 million and repurchased treasury shares of $15.5 million.

Liquidity

Overall, our net borrowings and cash provided by operating activities were used to fund higher working capital needs, the litigation settlement payment, our quarterly cash dividend payments, share repurchases, and debt refinancing costs. In addition, our cash balances increased by $18.5 million at December 31, 2017 compared to the beginning of 2017. See Note 6 to the consolidated financial statements included elsewhere herein for further discussion.
The following table summarizes our indicators of liquidity:

	2017	2016
	(Dollars in millions)
Cash and cash equivalents	$82.8	$64.3
Gross debt (excluding unamortized debt issuance costs)	$541.9	$475.0
Working capital (excluding cash)	$310.7	$246.5
Net debt as a % of capitalization	56%	58%

As of December 31, 2017, we had $124.7 million outstanding under the revolving credit facility, approximately $194.2 million of unused borrowing availability and cash and cash equivalents of $82.8 million.
Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been funds provided by operations, funds available from existing bank credit arrangements and the sale of our debt securities. Our existing financial resources (working capital and available bank borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet anticipated cash requirements for at least the next twelve months, including but not limited to our ability to maintain current operations and fund capital expenditure requirements, service our debt and pay dividends.

The Company had cash and cash equivalents held by foreign subsidiaries of $76.0 million at December 31, 2017 and $54.4 million at December 31, 2016. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

As of December 31, 2017, we had $124.7 million outstanding and $194.2 million of unused borrowing availability under the revolving credit facility provided by the Credit Agreement

Capital Leases

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $20.3 million were borrowed under the Lease Agreement to acquire machinery and equipment as of December 31, 2017.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.
At December 31, 2017, our debt service coverage ratio was 2.2, and, therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. We were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2017. While we expect to remain in compliance throughout 2018, declines in sales volumes in 2018 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The company paid dividends of $6.9 million during 2017. In January 2018, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on March 1, 2018 to shareholders of record as of the close of business on February 15, 2018 and resulted in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

Contractual Obligations

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2017:

		Payments Due or Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt obligations	$521.6	$8.6	$19.3	$141.2	$352.5
Interest obligations (1)	225.8	23.2	46.4	46.4	109.8
Operating lease obligations	64.1	17.8	22.4	10.6	13.3
Capital lease obligations	20.3	9.1	9.9	1.3	—
Purchase obligations (2)	212.3	212.2	0.1	—	—
Pension obligations (3)	45.8	5.1	8.9	9.0	22.8
Postretirement obligations (3)	8.7	1.2	2.1	1.8	3.6
Standby letters of credit and bank guarantees	28.6	21.6	5.1	1.9	—
Total	$1,127.2	$298.8	$114.2	$212.2	$502.0

(1)
Interest obligations are included on the Notes only and assume the Notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($4.1 million based on 3.30% average interest rate and outstanding borrowings of $124.7 million at December 31, 2017) is not included above due to the estimation required.

(2)	Purchase obligations include contractual obligations for raw materials and services.

(3)	Pension and postretirement obligations include projected benefit payments to participants only through 2027.
The table above excludes the liability for unrecognized income tax benefits disclosed in Note 7 to the consolidated financial statements included elsewhere herein, since we cannot predict, with reasonable reliability, the timing of potential cash settlements with the respective taxing authorities.
We expect that funds provided by operations plus available borrowings under our revolving credit facility will be adequate to meet our cash requirements for at least the next twelve months.
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
Revenue Recognition: We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. We follow this method since reasonably reliable estimates of revenue and costs of a contract can be made. Revenue earned on contracts in process that are in excess of billings is classified in Other current assets in the accompanying Consolidated Balance Sheet. Billings in excess of revenues earned on contracts in process are classified in Other accrued expenses in the accompanying Consolidated Balance Sheet and totaled $23.0 million and $22.7 million at December 31, 2017 and 2016, respectively.
Allowance for Obsolete and Slow-Moving Inventory: Inventories are valued using First-In, First-Out (“FIFO”) and stated at the lower of cost or net realizable value and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on allowances required.
Impairment of Long-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We review our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identify impairment indicators, we determine whether the carrying amount of our long-lived assets is recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We consider whether impairments exist at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeds the expected cash flows, we estimate the fair value of these assets by using appraisals or recent selling experience in selling similar assets, or for certain assets with reasonably predictable cash flows by performing a discounted cash flow analysis to estimate fair value when market information is not available to determine whether an impairment existed. An asset impairment charge of $4.0 million was recognized in the first quarter of 2016 due to sales volume declines in certain programs with an automotive customer.
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
As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2017 and 2016, we performed quantitative testing for each reporting unit with a goodwill balance. In 2015, we performed our testing using both qualitative and quantitative methods.
Goodwill testing compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. In applying the quantitative approach, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; future capital expenditures and working capital needs; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.
The results of testing as of October 1, 2017, 2016 and 2015 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2017 and 2016, we utilized a quantitative approach. In 2015, we utilized a combination of qualitative and quantitative assessments. Our fiscal 2017, 2016 and 2015 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss. The significant assumptions employed under this method include discount rates and revenue growth rates, including assumed terminal growth rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

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
During 2017 and 2016, the Company reversed various income tax accruals totaling approximately $1.6 million and $4.0 million, respectively, relating to previous uncertain tax positions for which the statutes of limitations expired.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 3.52% for 2017, compared with 3.91% in 2016. For the other postretirement benefit plan, the rate is 3.32% for 2017 and 3.63% for 2016. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2017. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions. The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of December 31, 2017:

Change in Assumption	Impact on 2017 Benefit Expense	Impact on 2017 Projected Benefit Obligation for Pension Benefits	Impact on 2017 Projected Benefit Obligation for Postretirement Benefits
	(Dollars in millions)
50 basis point decrease in discount rate	$—	$3.1	$0.3
50 basis point increase in discount rate	$—	$(2.8)	$(0.3)
50 basis point decrease in expected return on assets	$0.7	$—	$—

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. As of December 31, 2017, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $124.7 million at December 31, 2017. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.2 million for the year ended December 31, 2017.
Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders' equity section of the accompanying Consolidated Balance Sheets. Sales and expenses at our foreign operations are translated into U.S. dollars at the applicable monthly average exchange rates. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Park-Ohio Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Cleveland, Ohio
March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited Park-Ohio Holdings Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park-Ohio Holdings Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aero-Missile Components, Inc., Head & All Threads, Ltd., and an injection molding business, which is included in the 2017 consolidated financial statements of the Company and constituted approximately 5% of the Company's total assets as of December 31, 2017, and approximately 1% of the Company's total revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aero-Missile Components, Inc., Heads & All Threads, Ltd., and the injection molding business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2018

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$82.8	$64.3
Accounts receivable, net	242.6	194.4
Inventories, net	282.8	240.6
Other current assets	61.4	53.4
Total current assets	669.6	552.7
Property, plant and equipment, net	177.0	167.1
Goodwill	100.2	86.6
Intangible assets, net	99.5	96.6
Pension assets	74.3	61.7
Other long-term assets	11.9	9.6
Total assets	$1,132.5	$974.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$173.7	$133.6
Current portion of long-term debt and short-term debt	17.7	30.8
Accrued employee compensation	23.0	18.8
Other accrued expenses	61.7	58.7
Total current liabilities	276.1	241.9
Long-term liabilities, less current portion:
Debt	515.5	439.0
Deferred income taxes	22.3	27.7
Other long-term liabilities	30.6	29.7
Total long-term liabilities	568.4	496.4
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 15,153,009 shares in 2017 and 14,846,035 in 2016	15.2	14.9
Additional paid-in capital	117.8	108.8
Retained earnings	216.1	193.6
Treasury stock, at cost, 2,624,354 shares in 2017 and 2,446,111 shares in 2016	(55.2)	(48.6)
Accumulated other comprehensive loss	(17.9)	(42.7)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	276.0	226.0
Noncontrolling interests	12.0	10.0
Total equity	288.0	236.0
Total liabilities and shareholders' equity	$1,132.5	$974.3
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share data)
Net sales	$1,412.9	$1,276.9	$1,463.8
Cost of sales	1,178.3	1,073.9	1,228.6
Gross profit	234.6	203.0	235.2
Selling, general and administrative expenses	147.7	129.8	135.1
Litigation (settlement gains) judgment costs	(3.3)	—	2.2
Asset impairment charge	—	4.0	—
Operating income	90.2	69.2	97.9
Interest expense	31.5	28.2	27.9
Loss on extinguishment of debt	11.0	—	—
Income before income taxes	47.7	41.0	70.0
Income tax expense	18.2	8.8	21.3
Net income	29.5	32.2	48.7
Net income attributable to noncontrolling interest	(0.9)	(0.5)	(0.6)
Net income attributable to ParkOhio common shareholders	$28.6	$31.7	$48.1

Earnings per common share attributable to ParkOhio common shareholders:
Basic	$2.34	$2.62	$3.94
Diluted	$2.30	$2.58	$3.88
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.1	12.2
Diluted	12.5	12.3	12.4

Cash dividend per common share	$0.50	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net income	$29.5	$32.2	$48.7
Other comprehensive income (loss):
Foreign currency translation adjustments	19.2	(13.9)	(11.8)
Pension and postretirement benefit adjustments, net of tax	5.6	1.2	(4.2)
Total other comprehensive income (loss)	24.8	(12.7)	(16.0)
Total comprehensive income, net of tax	54.3	19.5	32.7
Comprehensive income attributable to noncontrolling interest	(0.9)	(0.5)	(0.6)
Comprehensive income attributable to ParkOhio common shareholders	$53.4	$19.0	$32.1
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2015	14,513,821	$14.5	$89.8	$126.5	$(31.2)	$(14.0)	$6.3	$191.9
Comprehensive income (loss)	—	—	—	48.1	—	(16.0)	0.6	32.7
Share-based compensation	—	—	7.3	—	—	—	—	7.3
Restricted stock awards	72,500	0.1	(0.1)	—	—	—	—	—
Restricted stock cancelled	(29,836)	—	—	—	—	—	—	—
Performance shares issued	14,000	—	—	—	—	—	—	—
Exercise of stock options	83,500	0.1	1.1	—	—	—	—	1.2
Dividends	—	—	—	(6.3)	—	—	—	(6.3)
Purchase of treasury stock (369,211 shares)	—	—	—	—	(15.5)	—	—	(15.5)
Income tax effect of share-based compensation exercises and vesting	—	—	0.9	—	—	—	—	0.9
Balance at December 31, 2015	14,653,985	14.7	99.0	168.3	(46.7)	(30.0)	6.9	212.2
Comprehensive income (loss)	—	—	—	31.7	—	(12.7)	0.5	19.5
Share-based compensation	—	—	10.6	—	—	—	—	10.6
Restricted stock awards	172,550	0.2	(0.2)	—	—	—	—	—
Restricted stock cancelled	(4,000)	—	—	—	—	—	—	—
Performance shares issued	1,500	—	—	—	—	—	—	—
Exercise of stock options	22,000	—	0.5	—	—	—	—	0.5
Dividends		—	—	(6.2)	—	—	—	(6.2)
Purchase of treasury stock (62,208 shares)	—	—	—	—	(1.9)	—	—	(1.9)
Income tax effect of share-based compensation exercises and vesting	—	—	(0.6)	—	—	—	—	(0.6)
Acquisition	—	—	—	—	—	—	2.1	2.1
Other	—	—	(0.5)	(0.2)	—	—	0.5	(0.2)
Balance at December 31, 2016	14,846,035	14.9	108.8	193.6	(48.6)	(42.7)	10.0	236.0
Comprehensive income	—	—	—	28.6	—	24.8	0.9	54.3
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Restricted stock awards	266,280	0.3	(0.3)	—	—	—	—	—
Restricted stock cancelled	(2,000)	—	—	—	—	—	—	—
Performance shares issued	4,694	—	—	—	—	—	—	—
Exercise of stock options	38,000	—	0.7	—	—	—	—	0.7
Dividends	—	—	—	(6.3)	—	—	(0.6)	(6.9)
Purchase of treasury stock (178,243 shares)	—	—	—	—	(6.6)	—	—	(6.6)
Acquisition adjustment	—	—	—	—	—	—	1.7	1.7
Other	—	—	—	0.2	—	—	—	0.2
Balance at December 31, 2017	15,153,009	$15.2	$117.8	$216.1	$(55.2)	$(17.9)	$12.0	$288.0
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES	(In millions)
Net income	$29.5	$32.2	$48.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	31.5	29.5	28.7
Loss on extinguishment of debt	11.0	—	—
Litigation settlement gain	(3.3)	—	—
Share-based compensation	8.6	10.6	7.3
Asset impairment charge	—	4.0	—
Deferred income taxes	5.6	2.8	2.9
Net impact of U.S. Tax Act	4.2	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25.1)	13.7	3.8
Inventories	(19.0)	8.6	(15.4)
Prepaid and other current assets	(4.4)	(5.5)	8.7
Accounts payable and accrued expenses	23.8	(8.8)	(36.9)
Litigation settlement payment	(4.0)	—	—
Other noncurrent liabilities	(4.3)	(8.1)	1.6
Other	(7.4)	(6.1)	(4.7)
Net cash provided by operating activities	46.7	72.9	44.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27.9)	(28.5)	(36.5)
Business acquisitions, net of cash acquired	(39.7)	(23.4)	—
Net cash used by investing activities	(67.6)	(51.9)	(36.5)
FINANCING ACTIVITIES
(Payments) proceeds from revolving credit facility, net	(8.1)	(36.2)	7.9
Payments on term loans and other debt	(31.3)	(4.5)	(3.6)
Proceeds from other long-term debt	—	34.9	2.3
Proceeds from (payments on) capital lease facilities, net	1.5	(1.2)	13.8
Issuance of 6.625% senior notes due 2027	350.0	—	—
Bank financing costs	(7.6)	—	—
Redemption of 8.125% senior notes due 2021	(250.0)	—	—
Premium on early extinguishment of debt	(8.0)	—	—
Dividends	(6.9)	(6.2)	(6.3)
Share repurchase program	(4.2)	(0.1)	(10.2)
Payments of withholding taxes on share awards	(2.4)	(1.8)	(5.3)
Other	0.7	(2.1)	2.1
Net cash provided (used) by financing activities	33.7	(17.2)	0.7
Effect of exchange rate changes on cash	5.7	(1.5)	(4.9)
Increase in cash and cash equivalents	18.5	2.3	4.0
Cash and cash equivalents at beginning of year	64.3	62.0	58.0
Cash and cash equivalents at end of year	$82.8	$64.3	$62.0
Income taxes paid	$11.3	$8.7	$19.0
Interest paid	$29.9	$25.9	$25.7

The accompanying notes are an integral part of these consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies
Consolidation and Basis of Presentation:    Park-Ohio Holdings Corp. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. The Company leases certain real properties owned by related parties as described in Note 10. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.
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
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The allowance for doubtful accounts was $4.5 million and $4.0 million at December 31, 2017 and 2016, respectfully. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history as well as a general reserve based on historical trends and other information. During 2017 and 2016, we sold approximately $80.0 million and $81.6 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. In 2017 and 2016, an expense in the amount of $0.6 million and $0.5 million, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.
Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value.

Major Classes of Inventories	December 31, 2017	December 31, 2016
	(In millions)
Finished goods	$171.3	$131.4
Work in process	43.9	43.4
Raw materials and supplies	67.6	65.8
Inventories, net	$282.8	$240.6

Other inventory items
Inventory reserves	$(29.8)	$(30.2)
Consigned Inventory	$9.8	$12.2
Property, Plant and Equipment:    Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of assets are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of fixed assets, including capital leases, is computed principally by the straight-line method

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the estimated useful lives of the assets ranging from five to 40 years for buildings, and one to 20 years for machinery and equipment (with the majority in the range of three to ten years).
The following table summarizes property, plant and equipment:

	December 31, 2017	December 31, 2016
Property, plant and equipment:
Land and land improvements	$11.6	$11.3
Buildings	73.9	74.9
Machinery and equipment	348.6	316.1
Leased property under capital leases	24.1	20.4
Total property, plant and equipment	458.2	422.7
Less accumulated depreciation	281.2	255.6
Property, plant and equipment, net	$177.0	$167.1
Information regarding depreciation expense of property, plant and equipment follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Depreciation expense	$24.9	$23.4	$22.3
Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,
“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized, but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets, compared to the fair value. Our reporting units have been identified at the component level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment. The Company uses an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital, and other valuation techniques to determine fair value.

See Notes 4 and 5 of the consolidated financial statements for additional disclosure on goodwill and indefinite-lived intangibles.
Impairment of Other Long-Lived Assets: Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value.
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
Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 6) approximate fair value at December 31, 2017 and December 31, 2016 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 6 and Note 11, respectively.
The Company has not changed its valuation techniques for measuring fair value during 2017, and there were no transfers between levels during the periods presented.
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
Under the provisions of the Company’s 2015 Equity and Incentive Compensation Plan (“2015 Plan”), which is administered by the Compensation Committee of the Company’s Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted share units, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. The 2015 Plan replaces in its entirety the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), but shares that remained available under the 1998 Plan were added to the aggregate share limit under that 2015 Plan. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair value at the date of grant. The aggregate number of shares of the Company’s common stock that may be awarded under the 2015 Plan is 98,586.
Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. We follow this method since reasonably reliable estimates of revenue and costs of a contract can be made. Revenue earned on contracts in process that are in excess of billings is classified as unbilled contract revenues in Other current assets in the Consolidated Balance Sheet and totaled $40.1 million and $35.6 million at December 31, 2017 and 2016, respectively. Billings in excess of revenues earned on contracts in process are classified in Other accrued expenses in the Consolidated Balance Sheet and totaled $23.0 million and $22.7 million at December 31, 2017 and 2016, respectively.
Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product; manufacturing labor, depreciation expense and direct overhead expense; and shipping and handling costs.
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2017, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $42.7 million, which

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented approximately 18% of the Company’s trade accounts receivable. During 2017, sales to these customers amounted to approximately $291.3 million, which represented approximately 21% of the Company’s net sales.
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
Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1	$7.1	$6.1	$6.9
Claims paid during the year	(4.0)	(3.7)	(4.7)
Warranty expense	4.7	2.0	4.0
Acquired warranty liabilities	0.1	2.8	—
Other	—	(0.1)	(0.1)
Balance at December 31	$7.9	$7.1	$6.1
Weighted-Average Number of Shares Used in Computing Earnings Per Share: The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In whole shares)
Weighted average basic shares outstanding	12,211,978	12,126,264	12,215,425
Plus dilutive impact of employee stock awards	243,963	148,188	167,526
Weighted average diluted shares outstanding	12,455,941	12,274,452	12,382,951
Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the year ended December 31, 2017 and 2016, the anti-dilutive shares were insignificant.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. In 2017, the Company recognized income tax expense of $0.2 million for excess tax deficiencies upon vesting of awards. In addition, ASU 2016-09 requires excess tax benefits and shortfalls to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for 2017 and an immaterial impact on earnings per share. ASU 2016-09 also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Consolidated Statements of Cash Flows. The Company has elected to apply this change on a prospective basis. This change has an immaterial impact on our Consolidated Statements of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment." The amendments in the ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this guidance for its October 1, 2017 impairment test.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, a comprehensive new revenue recognition standard that will supersede existing guidance under U.S. GAAP. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Our implementation efforts included the identification of revenue within the scope of the standard, the evaluation of revenue contracts under the guidance, and assessing the impacts of the new standard on our financial statements.
The new standard is effective for the Company for the first quarter of 2018, and we will utilize the modified retrospective method of adoption. This method allows companies to record a one-time adjustment to beginning retained earnings as of January 1, 2018 for the cumulative effect that the standard will have on open contracts at the date of adoption. During our implementation, we identified certain contracts which will require over time recognition under the new standard, either as goods are manufactured or services are performed, rather than at the time of shipment or completion as we do under existing guidance. Upon adoption, we expect to accelerate approximately $13 million to $17 million of revenue, resulting in a cumulative-effect adjustment of approximately $2 million to $4 million to our 2018 beginning retained earnings.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Board also is addressing measurement of credit losses on financial assets in a separate project. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is not permitted. The new guidance will be applied prospectively and is expected to have an immaterial impact on the financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company will adopt this standard on the required date of January 1, 2018. The Company is currently evaluating the impact of adopting this guidance.

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

Results by business segment were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net sales:
Supply Technologies	$561.8	$502.1	$578.7
Assembly Components	524.5	529.4	569.2
Engineered Products	326.6	245.4	315.9
	$1,412.9	$1,276.9	$1,463.8
Segment operating income:
Supply Technologies	$45.9	$40.0	$50.3
Assembly Components	50.4	50.5	57.9
Engineered Products	20.7	10.6	20.9
Total segment operating income	117.0	101.1	129.1
Corporate costs	(30.1)	(27.9)	(29.0)
Asset impairment charge	—	(4.0)	—
Litigation settlement gains (judgment costs)	3.3	—	(2.2)
Operating income	90.2	69.2	97.9
Interest expense	(31.5)	(28.2)	(27.9)
Loss on extinguishment of debt	(11.0)	—	—
Income before income taxes	$47.7	$41.0	$70.0

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Capital expenditures:
Supply Technologies	$3.3	$6.1	$3.7
Assembly Components	18.6	16.9	27.3
Engineered Products	5.7	5.5	5.5
Corporate	0.3	—	—
	$27.9	$28.5	$36.5
Depreciation and amortization expense:
Supply Technologies	$4.7	$4.7	$4.7
Assembly Components	20.7	20.1	18.6
Engineered Products	5.6	4.1	4.2
Corporate	0.5	0.6	1.2
	$31.5	$29.5	$28.7
Identifiable assets:
Supply Technologies	$344.4	$262.0	$276.3
Assembly Components	351.4	332.9	344.8
Engineered Products	353.6	304.9	243.1
Corporate	83.1	74.5	77.9
	$1,132.5	$974.3	$942.1
The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2017	2016	2015
Supply Technologies:
Supply Technologies	85%	85%	87%
Engineered specialty products	15%	15%	13%
	100%	100%	100%
Assembly Components:
Fuel-related, rubber and plastic products	70%	67%	59%
Aluminum products	30%	33%	41%
	100%	100%	100%
Engineered Products:
Industrial equipment business	84%	79%	81%
Forged and machined products	16%	21%	19%
	100%	100%	100%

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2017	2016	2015
United States	65%	71%	72%
Europe	10%	8%	7%
Asia	9%	8%	8%
Mexico	8%	6%	6%
Canada	7%	6%	6%
Other	1%	1%	1%
	100%	100%	100%
The basis for attributing revenue to individual geographic regions is customer location.
At December 31, 2017, 2016 and 2015, approximately 65%, 68% and 71%, respectively, of the Company’s assets were located in the United States.
NOTE 3 — Acquisitions

On April 28, 2017, the Company acquired Aero-Missile Components Inc. (“AMC”). AMC, which is included in our Supply Technologies segment, is a supply chain management business providing high-quality specialty fasteners and other components to the defense and aerospace markets in the United States.

On October 3, 2017, the Company completed the acquisition of Heads & All Threads Ltd. (“HAT”). HAT, which is included in our Supply Technologies segment, is a leading European supplier of supply chain management services specializing in developing vendor-managed inventory programs of fasteners, machined parts and other class C components to various industrial end markets.
On December 29, 2017, the Company completed the acquisition of an injection molding business. The acquisition, which is included in our Assembly Components segment, is a manufacturer of precision-molded rubber components for several industrial markets.
The results of operations of the 2017 acquisitions are included our consolidated results from their respective acquisition dates. Collectively, the 2017 acquisitions contributed $18.5 million of sales for the year ended December 31, 2017.
The combined purchase price of the 2017 acquisitions was $39.7 million, net of cash acquired. The purchase price allocations for the 2017 acquisitions are preliminary as of December 31, 2017, subject to finalization of the Company’s determination of the value of the assets acquired and liabilities assumed, which is expected to be completed as soon as practicable but no later than twelve months after the respective acquisition dates. Goodwill of $8.4 million and intangibles of $2.0 million are recorded in the December 31, 2017 consolidated balance sheet related to the 2017 acquisitions.
In December 2016, the Company acquired all the outstanding capital stock of GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt.  The Company finalized its valuation of the assets acquired and liabilities assumed during 2017. The purchase agreement stipulated potential contingent consideration of up to $2.1 million based on achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets for 2016 and 2017. The EBITDA targets were not achieved, and therefore no contingent consideration was paid to the seller.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2015	$7.6	$54.0	$27.9	$89.5
Acquisition adjustments	—	0.1	(6.3)	(6.2)
Foreign currency translation	(0.4)	—	(0.9)	(1.3)
Balance at December 31, 2015	7.2	54.1	20.7	82.0
GH acquisition	—	—	6.1	6.1
Foreign currency translation	(1.1)	—	(0.4)	(1.5)
Balance at December 31, 2016	6.1	54.1	26.4	86.6
Acquisitions and adjustments	8.4	—	1.5	9.9
Foreign currency translation	0.9	—	2.8	3.7
Balance at December 31, 2017	$15.4	$54.1	$30.7	$100.2

A portion of the goodwill associated with the GH acquisition is deductible for income tax purposes. Goodwill associated with the 2017 acquisitions is not deductible for income tax purposes.

NOTE 5 — Other Intangible Assets

	December 31, 2017				December 31, 2016
	Weighted Average Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(In millions)
Customer relationships	9.2	$83.4	$29.3	$54.1	$75.5	$23.7	$51.8
Indefinite-lived tradenames	*	23.7	*	23.7	22.4	*	22.4
Technology	17.5	23.6	3.0	20.6	23.0	1.8	21.2
Other	7.2	4.1	3.0	1.1	4.0	2.8	1.2
Total		$134.8	$35.3	$99.5	$124.9	$28.3	$96.6

* Not applicable, as these tradenames have an indefinite life.

As part of HAT acquisition, we acquired approximately $2.0 million of customer relationships. As described in Note 3, the fair value of this intangible asset is subject to finalization of its fair value analysis, expected to be completed not later than twelve months after the acquisition date.

As part of the GH acquisition, we acquired approximately $3.6 million of customer relationships, $4.8 million of tradenames and $6.5 million of technology.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of other intangible assets follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Amortization expense	$6.6	$6.1	$6.4

We estimate amortization expense for the five years subsequent to December 31, 2017 as follows:

(In millions)
2018	$6.8
2019	$6.4
2020	$6.2
2021	$6.2
2022	$6.2

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Financing Arrangements
Long-term debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2017	December 31, 2017	December 31, 2016
			(In millions)
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$—
Senior Notes due 2021	April 1, 2021	8.125%	—	250.0
Revolving credit facility	April 17, 2022	3.30%	124.7	132.8
Term loan			—	23.4
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	27.0	26.4
Capital leases	Various	Various	20.3	18.8
Other	Various	Various	19.9	23.6
Gross debt			541.9	475.0
Less: current portion of long-term debt			(15.4)	(25.8)
Less: short-term debt			(2.3)	(5.0)
Less: unamortized debt issuance costs			(8.7)	(5.2)
Total long-term debt, net			$515.5	$439.0

On April 17, 2017, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, and the Notes mature on April 15, 2027. The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio. Proceeds from the Notes issuance were used to repay in full the previously-outstanding 8.125% Senior Notes due 2021 in the aggregate principal amount of $250.0 million, the term loan and a portion of the borrowings outstanding under the revolving credit facility.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material 100% owned domestic subsidiaries of the Company. Provisions of the indenture governing the Senior Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2017, the Company was in compliance with all financial covenants of the Credit Agreement.

On April 17, 2017, Park-Ohio also entered into a seventh amended and restated credit agreement (the “Amended Credit Agreement”) with a group of banks to increase the revolving credit facility to $350.0 million and extend the maturity date of borrowings under the facility to April 17, 2022. Furthermore, Park-Ohio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. As of December 31, 2017, $112.7 million was borrowed on the U.S. portion of the facility; $12.0 million of an available $25.0 million was borrowed on the European sub-limit portion of the facility; and the Company had approximately $194.2 million of unused borrowing capacity under the revolving credit facility. None of the available $35.0 million of the Canadian sub-limit has been borrowed as of December 31, 2017.

In connection with the April 2017 repurchase of Senior Notes due 2021 and amendment of our credit agreement, we recorded an $11.0 million loss on extinguishment of debt, representing premiums paid on early extinguishment of $8.0 million, the write-off of unamortized prior debt issuance costs of $2.5 million, and related fees and expenses of $0.5 million.

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company a loan up to  $27.0 million as of December 31, 2017, as well as a revolving credit facility for up to $12.1 million to fund working capital and general corporate needs. The full $27.0 million loan is outstanding as of December 31, 2017. No amounts have been drawn on the revolving credit facility as of December 31, 2017.
On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $5.3 million under this agreement as of December 31, 2017.
On August 13, 2015, the Company entered into a capital lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $20.3 million were borrowed under the Lease Agreement as of December 31, 2017 to acquire machinery and equipment. See Note 10 for additional disclosure.

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2017 and 2016. The fair value was estimated using quoted market prices.

December 31, 2017
(In millions)
Carrying amount	$350.0
Fair value	$380.6
Maturities of short-term and long-term debt, excluding capital leases, during each of the five years subsequent to December 31, 2017 are as follows:

(In millions)
2018	$8.6
2019	$9.8
2020	$9.5
2021	$15.3
2022	$125.9
Foreign subsidiaries of the Company had $40.2 million of borrowings at December 31, 2017 and $42.4 million at December 31, 2016, and outstanding bank guarantees of approximately $15.1 million at December 31, 2017 and 2016 under their credit arrangements.
The weighted average interest rate on all debt was 6.11% at December 31, 2017 and 6.10% at December 31, 2016.

NOTE 7 — Income Taxes
Income before income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
United States	$21.4	$15.4	$44.0
Outside the United States	26.3	25.6	26.0
	$47.7	$41.0	$70.0

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Current expense (benefit):
Federal	$14.3	$(0.8)	$11.7
State	0.7	0.2	0.7
Foreign	7.6	6.6	6.0
	22.6	6.0	18.4
Deferred expense (benefit):
Federal	(5.4)	1.6	2.7
State	0.3	0.5	0.6
Foreign	0.7	0.7	(0.4)
	(4.4)	2.8	2.9
Income tax expense	$18.2	$8.8	$21.3

The Tax Cuts and Jobs Act (the “U.S. Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a net provisional amount of $4.2 million, which is included as a component of income tax expense. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Provisional amounts

Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was a tax benefit of $10.0 million.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in an increase in income tax expense of $14.2 million. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense computed by applying the statutory federal income tax rate to income before income taxes as recorded is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Tax at U.S. statutory rate	$16.7	$14.3	$24.5
Effect of state income taxes, net	0.7	0.2	0.6
Effect of foreign operations	(5.2)	(2.1)	(1.6)
Valuation allowance	5.3	0.5	(0.7)
Uncertain tax positions	(2.0)	(4.0)	0.1
Non-deductible items	0.5	0.6	0.5
Non-deductible compensation	0.4	0.8	1.2
Manufacturer's deduction	(0.8)	(0.5)	(1.1)
Net impact of U.S. Tax Act	4.2	—	—
Other, net	(1.6)	(1.0)	(2.2)
Total	$18.2	$8.8	$21.3
Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2017	2016
	(In millions)
Deferred income tax assets:
Postretirement benefit obligation	$2.0	$3.6
Inventory	9.9	13.7
Net operating loss and credit carryforwards	16.1	10.8
Warranty reserve	0.4	2.1
Accrued litigation	0.1	2.8
Compensation	4.2	4.1
Other	4.8	10.0
Total deferred income tax assets	37.5	47.1
Deferred income tax liabilities:
Depreciation and amortization	9.7	14.9
Pension	16.3	22.1
Intangible assets	16.6	23.3
Other	2.8	5.2
Total deferred income tax liabilities	45.4	65.5
Net deferred income tax liabilities prior to valuation allowances	(7.9)	(18.4)
Valuation allowances	(11.6)	(5.3)
Net deferred income tax liability	$(19.5)	$(23.7)
At December 31, 2017, the Company has U.S., state and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $32.4 million, of which $7.9 million expires between 2018 and 2037 and the remainder has no expiration date. The Company has a tax benefit from a state

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforward of $2.1 million that expires between 2018 and 2037. The Company also has a tax benefit from a non-consolidated U.S. net operating loss carryforward of $1.1 million that expires between 2035 and 2036. The foreign tax credit carryforward is $3.1 million and expires in 2027.

As of December 31, 2017 and 2016, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. During the years ended December 31, 2017 and 2016, the Company recorded valuation allowances of $6.3 million and $4.5 million, respectively, against certain foreign net deferred tax assets and the U.S. foreign tax credits. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
	(In millions)
Unrecognized Tax Benefit — January 1,	$2.9	$6.3	$6.5
Gross Increases to Tax Positions Related to Current Year	0.1	—	—
Gross Increases to Tax Positions Related to Prior Years	0.6	0.3	0.3
Gross Decreases to Tax Positions Related to Prior Years	—	—	(0.1)
Gross Decreases related to settlements with taxing authorities	(0.4)	—	—
Expiration of Statute of Limitations	(1.9)	(3.7)	(0.4)
Other	(0.1)	—	—
Unrecognized Tax Benefit — December 31,	$1.2	$2.9	$6.3
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million at December 31, 2017 and $2.4 million at December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2017 and 2016, the Company recognized approximately $(0.3) million and $(1.4) million, respectively, in net interest and penalties. The Company had approximately $0.2 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2017 and 2016, respectively. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $0.1 million as a result of the closure of tax statutes related to existing uncertain tax positions.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2014 through 2017 remain open for examination by the Internal Revenue Service and 2013 through 2017 remain open for examination by various state and foreign taxing authorities.

As a result of the Tax Act, the Company’s net unremitted foreign earnings of $136.0 million have been subject to U.S. taxation. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, but we have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.
NOTE 8 — Share-Based Compensation
A summary of stock option activity for 2017 is presented below:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in whole shares)			(in millions)
Outstanding — beginning of year	38,000	$19.30
Granted	—	—
Exercised	(38,000)	19.30
Canceled or expired	—	—
Outstanding — end of year	—	$—	0.0	$—
Options exercisable	—	$—	0.0	$—
During the years ended December 31, 2017, 2016 and 2015, net cash proceeds from the exercise of stock options were $0.7 million, $0.5 million and $1.2 million, respectively.
A summary of restricted share and performance share activity for the year ended December 31, 2017 is as follows:

	2017
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	216,916	$36.94	165,000	$34.78
Granted(a)	105,670	38.48	165,000	38.10
Vested	(87,727)	44.78	(55,000)	34.78
Performance- to time-based(b)	110,000	34.78	(110,000)	34.78
Canceled or expired	(2,000)	37.87	—	—
Outstanding — end of year	342,859	$34.71	165,000	$38.10
(a) Included in the granted amount are 4,390 restricted share units.
(b) During the second quarter of 2017, 55,000 of the performance-based restricted shares granted in 2016 fully vested based on achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares became time-based, vesting over the remaining two years of the requisite service period.
The Company recognized compensation expense of $8.6 million, $10.6 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, relating to time-based shares and performance-based shares.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2017, 2016 and 2015 was $7.0 million, $5.1 million and $9.0 million, respectively.
As of December 31, 2017, the Company had unrecognized compensation expense of $9.3 million related restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.7 years.
The number of shares available for future grants for all plans at December 31, 2017 is 98,586.
NOTE 9 — Commitments, Contingencies and Litigation Settlement
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 - Lease Arrangements

Future minimum lease commitments during each of the five years following December 31, 2017 and thereafter are as follows:

	(In millions)
	Capital Leases	Operating leases
2018	$9.4	$17.8
2019	5.9	13.5
2020	4.3	8.9
2021	1.3	5.8
2022	0.1	4.8
Thereafter	—	13.3
Total minimum lease payments	21.0	$64.1
Amounts representing interest	(0.7)
Present value of minimum lease payments	20.3
Current maturities	(9.1)
Long-term capital lease obligation	$11.2

Rental expense for 2017, 2016 and 2015 was $19.4 million, $18.5 million and $19.7 million, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.2 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31, 2017	December 31, 2016
Machinery and equipment	$24.1	$20.4
Less accumulated depreciation	(4.7)	(2.3)
	$19.4	$18.1

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2017 and 2016:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Change in benefit obligation
Benefit obligation at beginning of year	$58.5	$58.4	$10.0	$13.5
Service cost	2.4	2.4	—	—
Interest cost	1.8	1.8	0.3	0.3
Actuarial losses (gains)	2.4	0.5	0.5	(2.6)
Benefits and expenses paid	(4.6)	(4.6)	(1.5)	(1.2)
Benefit obligation at end of year	$60.5	$58.5	$9.3	$10.0
Change in plan assets
Fair value of plan assets at beginning of year	$120.2	$117.3	$—	$—
Actual return on plan assets	20.2	8.3	—	—
Company contributions	—	—	1.5	1.2
Cash transfer to fund postretirement benefit payments	(1.0)	(0.8)	—	—
Benefits and expenses paid	(4.6)	(4.6)	(1.5)	(1.2)
Fair value of plan assets at end of year	$134.8	$120.2	$—	$—
Funded (underfunded) status of the plans	$74.3	$61.7	$(9.3)	$(10.0)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Pension assets	$74.3	$61.7	$—	$—
Other current liabilities	—	—	1.1	1.2
Other long-term liabilities	—	—	8.2	8.8
	$74.3	$61.7	$9.3	$10.0
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$16.5	$25.8	$2.1	$1.7
Net prior service cost (credit)	0.3	0.3	(0.1)	(0.2)
Accumulated other comprehensive loss	$16.8	$26.1	$2.0	$1.5
The pension plan weighted-average asset allocation at December 31, 2017 and 2016 and target allocation for 2018 are as follows:

		Plan Assets
	Target 2018	2017	2016
Asset Category
Equity securities	45-75%	65.0%	61.9%
Debt securities	20-40%	23.6%	24.6%
Other	0-20%	11.4%	13.5%
	100%	100%	100%

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2017		2016
	Level 1	Total (at Fair Value)	Level 1	Total (at Fair Value)
	(In millions)
Common stock	$41.8	$41.8	$40.0	$40.0
Equity securities	39.8	39.8	29.0	29.0
Foreign stock	7.3	7.3	5.4	5.4
U.S. Government obligations	5.8	5.8	8.1	8.1
Fixed income securities	13.7	13.7	14.1	14.1
Corporate bonds	10.2	10.2	6.3	6.3
Cash and cash equivalents	1.4	1.4	3.3	3.3
Total	$120.0		$106.2
Investments measured at net asset value:
Common collective trusts		0.7		1.1
Hedge funds		14.1		12.9
Total assets at fair value		$134.8		$120.2

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016.

Common stock, equity securities and foreign stock - These securities consist of direct investments in the stock of publicly-traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.

U.S. Government obligations, fixed income securities and corporate bonds - Valued at the closing price of each security.

Cash equivalents - Consists of primarily money market funds and certificates of deposit, for which book value equals fair value.

Common collective trusts - Valued at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. The equity investments in collective trusts are predominantly in index funds for which the underlying securities are actively traded in public markets based upon readily measurable prices. Common collective trusts are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

Hedge funds - Consists of direct investments in hedge funds through limited partnership interests. Net asset values are based on the estimated fair value of the ownership interest in the investment as determined by the General Partner. The majority of the holdings of the hedge funds are in equity securities traded on public exchanges. The investment terms of the hedge funds allow capital to be redeemed quarterly given prior notice with certain limitations. Hedge funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

For additional information regarding fair value measurements, see Note 1.

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31 and the measurement of the net periodic benefit cost in the following year. The Company used a spot rate

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost.

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligation at year-end
Discount rate	3.52%	3.91%	4.13%	3.32%	3.63%	3.80%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2025	2022
Assumptions used to determine expense
Discount rate for benefit obligations	3.90%	4.13%	3.82%	3.61%	3.76%	3.60%
Discount rate for service costs	3.98%	4.20%	3.82%	4.24%	4.44%	3.60%
Discount rate for interest costs	3.20%	3.27%	3.82%	2.90%	2.89%	3.60%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.75%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2025	2022
In determining its expected return on plan assets assumption for the year ended December 31, 2017, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	(In millions)
Components of net periodic benefit cost
Service costs	$2.4	$2.4	$2.6	$—	$—	$—
Interest costs	1.8	1.8	2.3	0.3	0.3	0.6
Expected return on plan assets	(9.7)	(9.4)	(10.2)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	1.2	1.1	0.3	0.1	0.1	0.5
Benefit (income) costs	$(4.3)	$(4.1)	$(5.0)	$0.3	$0.3	$1.0
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$26.1	$25.5	$15.7	$1.5	$4.1	$7.2
Net (loss) gain arising during the year	(1.1)	1.7	10.1	0.5	(2.6)	(2.7)
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	(8.2)	(1.1)	(0.3)	(0.1)	(0.1)	(0.5)
Total recognized in accumulated other comprehensive loss at end of year	$16.8	$26.1	$25.5	$2.0	$1.5	$4.1

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2018 is $0.3 million.
The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2018 is less than $0.1 million.
Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
	(In millions)
2018	$5.1	$1.2	$1.1	$0.1
2019	4.4	1.1	1.0	0.1
2020	4.5	1.0	0.9	0.1
2021	4.6	0.9	0.8	0.1
2022	4.4	0.9	0.8	0.1
2023 to 2027	22.8	3.6	3.2	0.4

The Company expects to make no contributions to its defined benefit plans in 2018 and beyond, as pension benefits are expected to be paid out of plan assets and postretirement benefits are paid directly by the Company.

Under the postretirement benefit plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total of service and interest cost components in 2017	$—	$—
Effect on postretirement benefit obligation as of December 31, 2017	$0.6	$(0.6)
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the SERP that is equal to the ratio of: (1) his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), plus his credited service after January 1, 2008 (up to a maximum of seven years); to (2) twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the SERP. The Company recorded income of $0.2 million in 2017 and 2016 and expense of $0.6 million in 2015 related to the SERP.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Balance at January 1, 2015	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments(a)	(11.8)	—	(11.8)
Pension and OPEB activity, net of tax adjustments(b)	—	(4.2)	(4.2)
Balance at December 31, 2015	(16.9)	(13.1)	(30.0)
Foreign currency translation adjustments(a)	(13.9)	—	(13.9)
Pension and OPEB activity, net of tax adjustments(b)	—	1.2	1.2
Balance at December 31, 2016	(30.8)	(11.9)	(42.7)
Foreign currency translation adjustments(a)	19.2	—	19.2
Pension and OPEB activity, net of tax adjustments(b)	—	5.6	5.6
Balance at December 31, 2017	$(11.6)	$(6.3)	$(17.9)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

NOTE 13 — Subsequent Events

On January 31, 2018, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on March 1, 2018, to shareholders of record as of the close of business on February 15, 2018 and resulted in a cash outlay of approximately $1.6 million.
On February 1, 2018, the Company completed the acquisition of Canton Drop Forge, Inc. ("CDF"). CDF is headquartered in Canton, Ohio and will be part of our Forged and Machined Products group within the Engineered Products segment. CDF manufactures forgings for high-performance applications in the international aerospace and other markets.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in millions, except per share data)
2017
Net sales	$343.8	$350.9	$352.2	$366.0
Gross profit	55.5	60.3	57.2	61.6
Net income	10.1	3.2	10.2	6.0
Net income attributable to noncontrolling interest	(0.3)	(0.2)	(0.2)	(0.2)
Net income attributable to ParkOhio common shareholders	$9.8	$3.0	$10.0	$5.8
Earnings per common share attributable to ParkOhio common shareholders:
Basic	$0.80	$0.25	$0.82	$0.48
Diluted	$0.79	$0.24	$0.80	$0.46
Cash dividends per common share	$0.125	$0.125	$0.125	$0.125
2016
Net sales	$328.0	$329.4	$312.7	$306.8
Gross profit	47.8	54.3	54.3	46.6
Net income	2.7	9.0	13.8	6.7
Net income attributable to noncontrolling interest	—	—	(0.3)	(0.2)
Net income attributable to ParkOhio common shareholders	$2.7	$9.0	$13.5	$6.5
Earnings per common share attributable to ParkOhio common shareholders:
Basic	$0.22	$0.74	$1.12	$0.53
Diluted	$0.22	$0.73	$1.10	$0.53
Cash dividends per common share	$0.125	$0.125	$0.125	$0.125

Income of $3.3 million from the reversal of a litigation reserve was recorded in the first quarter of 2017 in conjunction with the settlement of the IPSCO legal matter.

A loss on extinguishment of debt of $11.0 million was recorded in the second quarter of 2017 in connection with the April 2017 repurchase of Senior Notes due 2021 and amendment of our credit agreement.

Income tax expense of $4.2 million was recorded in the fourth quarter of 2017 from the net impact of the U.S. Tax Act.

An asset impairment charge of $4.0 million was recorded in the first quarter of 2016 due to the accelerated end of production in certain programs with an automotive customer.

Supplementary Financial Data

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
	(In millions)
Year Ended December 31, 2017:
Allowances deducted from assets:
Trade receivable allowances	$4.0	1.5	(1.0)	(A)	$4.5
Inventory reserves	30.2	5.6	(6.0)	(B)	29.8
Tax valuation allowances	5.3	5.6	0.7	(C)	11.6
Year Ended December 31, 2016:
Allowances deducted from assets:
Trade receivable allowances	$3.3	$1.5	$(0.8)	(A)	$4.0
Inventory reserves	29.0	6.0	(4.8)	(B)	30.2
Tax valuation allowances	4.8	0.5	—	(C)	5.3
Year Ended December 31, 2015:
Allowances deducted from assets:
Trade receivable allowances	$4.1	$0.4	$(1.2)	(A)	$3.3
Inventory reserves	29.9	4.2	(5.1)	(B)	29.0
Tax valuation allowances	7.1	(0.7)	(1.6)	(C)	4.8
Note (A)- Uncollectable accounts written off, net of recoveries.
Note (B)- Amounts written off.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of AMC, HAT and the acquired injection molding business, which constituted approximately five percent of the Company's total assets as of December 31, 2017 and approximately 1% of the Company's total revenues, for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2017, also audited the effectiveness of the Company’s internal control over financial reporting, excluding AMC, HAT and the acquired injection molding business. Their report is set forth on pages 37 - 38 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance,” as applicable, in our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). The information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the material contained under the caption “Principal Shareholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
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

21.1	List of Subsidiaries of Park-Ohio Holdings Corp.

Exhibit
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.

Item 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By:	/s/ Patrick W. Fogarty
Name:	Patrick W. Fogarty
Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* John D. Grampa	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 8, 2018	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact