Form 10-Q
period 2018-03-31
PARK OHIO HOLDINGS CORP
filed 2018-05-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2018: 12,488,413 shares.

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	December 31, 2017
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$89.2	$82.8
Accounts receivable, net	272.5	242.6
Inventories, net	299.7	282.8
Other current assets	79.2	61.4
Total current assets	740.6	669.6
Property, plant and equipment, net	196.4	177.0
Goodwill	106.5	100.2
Intangible assets, net	106.0	99.5
Other long-term assets	84.2	86.2
Total assets	$1,233.7	$1,132.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$187.8	$173.7
Current portion of long-term debt and short-term debt	14.5	17.7
Accrued expenses and other	97.3	84.7
Total current liabilities	299.6	276.1
Long-term liabilities, less current portion:
Debt	568.7	515.5
Deferred income taxes	27.6	22.3
Other long-term liabilities	33.0	30.6
Total long-term liabilities	629.3	568.4
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	292.4	276.0
Noncontrolling interests	12.4	12.0
Total equity	304.8	288.0
Total liabilities and shareholders' equity	$1,233.7	$1,132.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
Net sales	$405.7	$343.8
Cost of sales	340.6	288.8
Gross profit	65.1	55.0
Selling, general and administrative expenses	43.0	37.8
Litigation settlement gain	—	(3.3)
Operating income	22.1	20.5
Other components of net pension income	2.3	1.7
Interest expense	(8.4)	(7.4)
Income before income taxes	16.0	14.8
Income tax expense	(5.8)	(4.7)
Net income	10.2	10.1
Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$9.8	$9.8

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.80	$0.80
Diluted	$0.78	$0.79
Weighted-average shares used to compute earnings per share:
Basic	12.3	12.2
Diluted	12.5	12.5

Dividends per common share	$0.125	$0.125

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net income	$10.2	$10.1
Other comprehensive income, net of tax:
Currency translation and related hedging instruments	4.2	3.9
Pension and other postretirement benefits	1.3	0.2
Total other comprehensive income	5.5	4.1
Total comprehensive income, net of tax	15.7	14.2
Comprehensive income attributable to noncontrolling interests	(0.4)	(0.3)
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$15.3	$13.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
OPERATING ACTIVITIES
Net income	$10.2	$10.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8.9	7.8
Litigation settlement gain	—	(3.3)
Share-based compensation expense	2.2	2.2
Net impact of U.S. Tax Act	1.2	—
Changes in operating assets and liabilities:
Accounts receivable	(16.5)	(30.0)
Inventories	(9.2)	(6.5)
Other current assets	(2.2)	(2.3)
Accounts payable and accrued expenses	15.0	27.1
Litigation settlement payment	—	(4.0)
Other	(1.2)	(1.3)
Net cash provided (used) by operating activities	8.4	(0.2)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.9)	(6.1)
Business acquisition, net of cash acquired	(36.7)	—
Net cash used by investing activities	(45.6)	(6.1)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	47.3	13.0
Payments on term loans and other debt	(3.6)	(3.0)
Proceeds from term loans and other debt	3.7	—
(Payments on) proceeds from capital lease facilities, net	(1.2)	1.1
Dividends	(1.6)	(1.6)
Purchase of treasury shares	(0.6)	—
Payments of withholding taxes on share awards	(1.1)	(0.7)
Net cash provided by financing activities	42.9	8.8
Effect of exchange rate changes on cash	0.7	0.7
Increase in cash and cash equivalents	6.4	3.2
Cash and cash equivalents at beginning of period	82.8	64.3
Cash and cash equivalents at end of period	$89.2	$67.5
Income taxes paid	$2.0	$1.9
Interest paid	$2.2	$1.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a new comprehensive revenue recognition standard that supersedes previous guidance under U.S. GAAP. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Our implementation efforts included the identification of revenue within the scope of the standard, the evaluation of revenue contracts under the guidance, and assessing the impacts of the new standard on our financial statements.

The Company adopted the new standard as of January 1, 2018 using the modified retrospective method of adoption. This method allows companies to record a one-time adjustment to beginning retained earnings as of January 1, 2018 for the cumulative effect that the standard will have on open contracts at the date of adoption. During our implementation, we identified certain contracts that now require over time recognition under the new standard, either as goods are manufactured or services are performed, rather than at the time of shipment or completion as we did under previous guidance. Upon adoption, we recorded previously unrecognized revenue of $13.6 million, resulting in a cumulative-effect adjustment of $2.6 million to our 2018 beginning retained earnings. See Note 3 for further details.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted this standard effective January 1, 2018. Other components of net pension income includes all amounts other than the service cost component of pension income. Such amounts are included on a separate line below operating income on the condensed consolidated statements of income. The new standard requires a

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. This resulted in the reclassification of the following amounts from previously-reported Selling, general and administrative expenses for the three-months ended March 31, 2017: $1.7 million of net pension income to Other components of net pension income and $0.5 million of expense to Cost of sales.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for the Company as of the first quarter of 2019. An implementation team has been formed to implement the new standard, is working to gather the data required to account for leases under the new standard, and is evaluating the functionality of third-party lease accounting software. The Company is currently evaluating the impact of ASU 2016-02 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a retrospective application to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 - Revenue

As discussed above in Note 2, effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers.” Substantially all of the Company’s contracts have a single performance obligation to transfer products to or, in limited cases perform services for, the customer. Accordingly, the Company recognizes revenue when its obligations under the contract terms are satisfied and control transfers to the customer. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for the good or service, including estimated provisions for rebates, discounts, returns and allowances. The Company sells its products both directly to customers, and in certain limited cases, through distributors, generally under agreements with payment terms between 30-90 days; we have no financing components.

The majority of the Company’s revenue is derived from contracts (i) with an original contract length of one year or less, or (ii) for which it recognizes revenue at the amount at which it has the right to invoice as products or services are delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contacts.

The Company also has certain contracts which contain performance obligations that are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.

Supply Technologies provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Within this segment, contracts routinely consist of a long-term agreement or master service agreement with quantity and pricing specified through individual purchase orders. Revenue is recognized at a point in time, which is in almost all cases is at the shipping point, as that is when control transfers to the customer.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

Assembly Components designs, develops and manufactures aluminum products and highly efficient, high pressure Direct Fuel Injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. Within this segment, contracts routinely consist of a long-term agreement or master service agreement with quantity and pricing specified through individual purchase orders. Revenue is recognized at a point in time, which is in almost all cases is at the shipping point, as that is when control transfers to the customer.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 16% of consolidated sales for the period ended March 31, 2018. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $22.9 million and $23.0 million at March 31, 2018 and December 31, 2017, respectively, are recorded as deferred revenue and included in other accrued expenses in the condensed consolidated balance sheet.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage completion. These amounts, which totaled $52.5 million and $40.1 million at March 31, 2018 and December 31, 2017, respectively, are recorded as unbilled contract revenue and included in other current assets in the condensed consolidated balance sheet.

The adoption of ASU 2014-09 had the impact of increasing unbilled contract revenue by $13.6 million, reducing inventory by $10.1 million, increasing accrued income taxes by $0.9 million and increasing beginning retained earnings by $2.6 million as of January 1, 2018.

The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer its products. As such, shipping and handling fees billed to customers in a sales transaction are recorded in Net sales, and shipping and handling costs incurred are recorded in Cost of sales. The Company has elected to exclude from Net sales any value-added, sales or other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and expenses.

We disaggregate our revenue by product line and geographic region of our customer, as we believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

	Three Months Ended March 31,
	2018	2017
	(In millions)
PRODUCT LINE
Supply Technologies	$138.8	$111.9
Engineered specialty fasteners and other products	22.1	21.2
Supply Technologies Segment	160.9	133.1

Fuel, rubber and plastic products	99.2	95.9
Aluminum products	46.2	43.5
Assembly Components Segment	145.4	139.4

Industrial equipment	74.5	58.6
Forged and machined products	24.9	12.7
Engineered Products Segment	99.4	71.3

Total revenues	$405.7	$343.8

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2018
GEOGRAPHIC REGION
United States	$103.3	$101.8	$53.5	$258.6
Europe	26.0	1.2	18.8	46.0
Asia	13.9	7.8	11.7	33.4
Mexico	14.2	8.5	8.0	30.7
Canada	3.4	25.7	5.2	34.3
Other	0.1	0.4	2.2	2.7
Total	$160.9	$145.4	$99.4	$405.7

Three Months Ended March 31, 2017
GEOGRAPHIC REGION
United States	$91.0	$103.6	$33.6	$228.2
Europe	14.8	1.0	17.7	33.5
Asia	10.6	7.3	9.9	27.8
Mexico	13.1	7.7	3.4	24.2
Canada	3.1	19.4	5.2	27.7
Other	0.5	0.4	1.5	2.4
Total	$133.1	$139.4	$71.3	$343.8

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash items, other components of net pension income and interest expense.

Results by business segment were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net sales:
Supply Technologies	$160.9	$133.2
Assembly Components	145.4	139.3
Engineered Products	99.4	71.3
	$405.7	$343.8
Segment operating income:
Supply Technologies	$12.5	$10.6
Assembly Components	12.6	11.8
Engineered Products	5.7	1.3
Total segment operating income	30.8	23.7

Corporate costs	(8.7)	(6.5)
Litigation settlement gain	—	3.3
Operating income	22.1	20.5
Other components of net pension income	2.3	1.7
Interest expense	(8.4)	(7.4)
Income before income taxes	$16.0	$14.8

NOTE 5 — Acquisitions

On February 1, 2018, the Company acquired Canton Drop Forge (“CDF”) for $35.6 million.  At the time of closing, the Company paid a provisional price of $36.7 million in cash, which is reflected on the condensed consolidated statements of cash flows.  During the second quarter of 2018, the Company will receive $1.1 million from the seller of CDF, representing a post-closing adjustment to the provisional purchase price, resulting in the final purchase price of $35.6 million. CDF, which has annual revenues of approximately $60 million, manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. Headquartered in Canton, Ohio, CDF is included in our Forged and Machined Products group in our Engineered Products segment.

The allocation of the purchase price is subject to finalization of the Company’s determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, and it could be materially different from the estimates presented below. The Company has not yet completed its analysis of the fair value of property, plant and equipment, intangible assets, inventory and deferred income taxes. The final allocation is expected to be completed as soon as practicable but no later

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

than one year after the acquisition date. Below is the initial estimated purchase price allocation related to the acquisition of CDF:

(In millions)
Net working capital	$20.5
Property, plant and equipment	15.8
Intangible assets	7.0
Goodwill	5.0
Net pension liability	(4.0)
Other long-term liabilities, including deferred income tax liabilities	(8.7)
Total purchase price (net of cash acquired of $1.2 million)	$35.6

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

The purchase price allocations for HAT and the injection molding business are preliminary as of March 31, 2018, subject to finalization of the Company’s determination of the value of acquired intangible assets and certain other assets, which is expected to be completed as soon as practicable but no later than twelve months after the acquisition date.

Collectively, the acquisition of CDF and the 2017 acquisitions contributed sales of $31.0 million in the first quarter of 2018.

NOTE 6 — Inventories

The components of inventory consist of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Finished goods	$174.4	$171.3
Work in process	47.4	43.9
Raw materials and supplies	76.6	67.6
LIFO reserve	1.3	—
Inventories, net	$299.7	$282.8

CDF inventory is valued using the last-in, first-out (“LIFO”) method of accounting for inventories.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2018 and 2017:

	2018	2017
	(In millions)
January 1	$7.9	$7.1
Claims paid	(1.6)	(1.0)
Warranty expense, net	1.6	1.0
March 31	$7.9	$7.1

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, in each period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. The effective income tax rates for the first three months of 2018 and 2017 were 36.3% and 31.8%, respectively. The effective rate in the first quarter 2018 includes $1.2 million of expense to adjust amounts recorded in 2017 related to the U.S. Tax Cuts and Jobs Act (the “Tax Act”). This adjustment negatively impacted the first quarter 2018 tax rate by 760 basis points. Excluding this $1.2 million adjustment, the 2018 rate is lower than the rate in the first quarter 2017 due primarily to the favorable impact of the Tax Act, which lowered the corporate tax rate in the U.S. from 35% to 21%.

As a result of the application of Staff Accounting Bulletin 118, the Company recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the tax rate reduction from 35% to 21% and for the Transition Tax at December 31, 2017.  The Company is continuing to gather additional information to more precisely compute the impact of these law changes during 2018.

For 2018, the Company is subject to several provisions of the Tax Act including Global Intangible Low Tax Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and the Interest Limitation rules.  Due to the complexity of the GILTI tax rules, the Company is continuing to evaluate this provision and the application of the ASU 740, Income Taxes.  U.S. GAAP permits the Company to make an accounting policy choice of either recognizing deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.  Given the complexity of the GILTI provisions, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI or to treat the tax expense as a period expense.  However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for the three months ended March 31, 2018.  For the FDII and Interest Limitation provisions, the Company has also included an estimate of these provisions in the annual effective tax rate for the three months ended March 31, 2018.  For the BEAT provision, the Company has not included an estimate of this provision in the annual effective tax rate for the three months ended March 31, 2018 because the Company currently estimates that this provision will not apply in 2018.

NOTE 9 — Financing Arrangements

Long-term debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2018	March 31, 2018	December 31, 2017
			(In millions)
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.33%	172.0	124.7
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	27.7	27.0
Capital Leases	Various	Various	19.3	20.3
Other	Various	Various	22.6	19.9
Gross debt			591.6	541.9
Less current portion of long-term and short-term debt			(14.5)	(17.7)
Less unamortized debt issuance costs			(8.4)	(8.7)
Total long-term debt, net			$568.7	$515.5

In April 2017, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In April 2017, Park-Ohio also entered into a seventh amended and restated credit agreement (the “Amended Credit Agreement”) with a group of banks to increase the revolving credit facility to $350.0 million and extend the maturity date of borrowings under the facility to April 17, 2022. Furthermore, Park-Ohio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

In December 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $27.7 million as of March 31, 2018, as well as a revolving credit facility for up to $12.4 million to fund working capital and general corporate needs. The full $27.7 million loan is outstanding as of March 31, 2018. No amounts have been drawn on the revolving credit facility as of March 31, 2018.

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $19.3 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2018.
In October 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $4.4 million of borrowings outstanding under this agreement as of March 31, 2018, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

	March 31, 2018	December 31, 2017
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$360.2	$380.6

NOTE 10 — Stock-Based Compensation

A summary of restricted share activity for the three months ended March 31, 2018 is as follows:

	2018
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	342,859	$34.71	165,000	$38.10
Granted	16,500	43.74	—	—
Vested	(14,667)	37.76	—	—
Canceled or expired	(4,500)	37.50	—	—
Outstanding - end of period	340,192	$34.71	165,000	$38.10

Total stock-based compensation expense included in selling, general and administrative expenses during the first three months of 2018 and 2017 was $2.2 million in each period. As of March 31, 2018, there was $7.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 11 — Commitments, Contingencies and Litigation Settlement

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

During 2017, the Company settled a claim related to equipment provided to a customer in our Engineered Products segment. As of the settlement date, the Company had $7.3 million accrued for this matter. The Company reversed the excess liability and recognized $3.3 million in income in the first quarter of 2017.

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
March 31, 2018

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

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(In millions)
Service costs	$1.0	$0.6	$—	$—
Interest costs	0.5	0.5	0.1	0.1
Expected return on plan assets	(2.9)	(2.4)	—	—
Recognized net actuarial loss	0.1	0.2	—	—
Net periodic benefit (income) costs	$(1.3)	$(1.1)	$0.1	$0.1
Weighted average:
Discount rate for PBO	3.52%	3.91%	3.32%	3.63%
Discount rate for interest cost	3.10%	3.20%	2.89%	2.92%
Discount rate for service cost	3.57%	3.98%	3.70%	4.12%
Expected return on plan assets	8.25%	8.25%

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2018	$(11.6)	$(6.3)	$(17.9)
Currency translation and related hedging instruments(a)	4.2	—	4.2
Pension and OPEB activity, net of tax adjustments (b)	—	1.3	1.3
March 31, 2018	$(7.4)	$(5.0)	$(12.4)

January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Currency translation (a)	3.9	—	3.9
Pension and OPEB activity, net of tax adjustments (b)	—	0.2	0.2
March 31, 2017	$(26.9)	$(11.7)	$(38.6)

(a)	No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

NOTE 14 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Weighted average basic shares outstanding	12.3	12.2
Plus: Dilutive impact of employee stock awards	0.2	0.3
Weighted average diluted shares outstanding	12.5	12.5

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are excluded in the computation of diluted earnings per share. There were no anti-dilutive shares for the three months ended March 31, 2018 and 2017.

NOTE 15 — Subsequent Event

On April 27, 2018, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 29, 2018 to shareholders of record as of the close of business on May 15, 2018 and will result in a cash outlay of approximately $1.6 million.

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

Supply Technologies provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Our Supply Technologies business services customers in the following principal industries: heavy-duty truck; sports and recreational equipment; aerospace and defense; semiconductor equipment; electrical distribution and controls; consumer electronics; bus and coaches; automotive, agricultural and construction equipment; HVAC; lawn and garden; plumbing; and medical.

Assembly Components manufactures products oriented towards fuel efficiency and reduced emission standards. Assembly Components designs, develops and manufactures aluminum products and highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. Our product offerings include gasoline direct injection systems and fuel filler assemblies, and industrial hose and injected molded rubber and plastic components. Additional products include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers. Our products are primarily used in the following industries: automotive, including automotive and light-vehicle; agricultural equipment; construction equipment; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), on a sole-source basis.

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

Sales and segment operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

2018 Acquisition

On February 1, 2018, the Company acquired Canton Drop Forge, Inc. (“CDF”) for approximately $35.6 million. CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. CDF, which is headquartered in Canton, Ohio, is included in our Forged and Machined Products group within our Engineered Products segment from the date of acquisition.

Subsequent Event

On April 27, 2018, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 29, 2018 to shareholders of record as of the close of business on May 15, 2018 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$405.7	$343.8	$61.9	18.0%
Cost of sales	340.6	288.8	51.8	17.9%
Gross profit	65.1	55.0	10.1	18.4%
Gross margin	16.0%	16.0%
Selling, general and administrative (“SG&A”) expenses	43.0	37.8	5.2	13.8%
SG&A expenses as a percentage of net sales	10.6%	11.0%
Litigation settlement gain	—	(3.3)	3.3	*
Operating income	22.1	20.5	1.6	7.8%
Other components of net pension income	2.3	1.7	0.6	35.3%
Interest expense	(8.4)	(7.4)	(1.0)	13.5%
Income before income taxes	16.0	14.8	1.2	8.1%
Income tax expense	(5.8)	(4.7)	(1.1)	23.4%
Net income	10.2	10.1	0.1	1.0%
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.1)	33.3%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$9.8	$9.8	$—	—%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.80	$0.80	$—	—%
Diluted	$0.78	$0.79	$(0.01)	(1.3)%
* Calculation not meaningful

Net Sales

Net sales increased 18.0%, to $405.7 million in the first three months of 2018, compared to $343.8 million in the same period in 2017. The sales increase was due to organic growth of 9%, driven by higher end market demand for our products in all three of our business segments, and sales from the 2018 acquisition of CDF and acquisitions completed in 2017, which aggregated approximately $31.0 million in the first quarter of 2018.

The factors explaining the changes in segment net sales for the three months ended March 31, 2018 compared to the corresponding 2017 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $340.6 million in the first three months of 2018, compared to $288.8 million in the same period in 2017. The increase in cost of sales was primarily due to the increase in net sales during the 2018 period compared to the same period a year ago. Gross margin was 16.0% in the first three months of both 2018 and 2017.

SG&A Expenses

SG&A expenses increased to $43.0 million in the first three months of 2018, compared to $37.8 million in the same period in 2017. This increase was primarily due to the SG&A expenses associated with the 2018 acquisition of CDF and acquisitions completed in 2017, as well as higher sales and profit in 2018. SG&A expenses as a percent of sales decreased to 10.6% in the first three months of 2018 compared to 11.0% in the first three months of 2017. This decrease was primarily due to the impact of higher sales on the fixed portion of our SG&A expenses, resulting in a lower percentage.

Litigation Settlement Gain

During the first three months of 2017, the Company paid $4.0 million to settle the IPSCO Tubulars Inc. litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Other components of net pension income

In accordance with the adoption of Accounting Standards Codification 2017-07 as of January 1, 2018, the Company revised its presentation of total net pension income of $1.3 million. First quarter 2018 pension service cost of $1.0 million is included in operating income, and Other components of net pension income totaling $2.3 million is included on a separate line in the condensed consolidated statements of income. The corresponding amounts for the first quarter of 2017, which were pension service cost of $0.6 million and other components of net pension income of $1.7 million, have been reclassified to conform to the current year presentation.

Interest Expense

Interest expense was higher in the first three months of 2018 due primarily to higher outstanding borrowings in the first three months of 2018 compared to the first three months a year ago. The higher borrowings were due primarily to borrowings on the Company’s revolving credit facility to fund the acquisitions of CDF in February 2018 and the acquisitions completed in 2017.

Income Tax Expense

The effective income tax rate was 36.3% in the three months ended March 30, 2018 compared to 31.8% in the corresponding period of 2017. The rate is higher in 2018 due to an adjustment of $1.2 million to increase expense related to the U.S. Tax Cuts and Jobs Act (the “Tax Act”). This adjustment negatively impacted the first quarter 2018 tax rate by 760 basis points. Excluding this $1.2 million adjustment, the 2018 rate is lower than the rate in the first quarter 2017 due primarily to the favorable impact of the Tax Act, which lowered the corporate tax rate in the U.S. from 35% to 21%.

SEGMENT RESULTS

For purposes of business segment performance measurement, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash items, other components of net pension income and interest expense.

Supply Technologies Segment

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net sales	$160.9	$133.2
Segment operating income	$12.5	$10.6
Segment operating income margin	7.8%	8.0%

Net sales increased 21% in the three months ended March 31, 2018 compared to the 2017 period due primarily to organic growth of 11% and the sales from our 2017 acquisitions of AMC and HAT. The organic growth was due primarily to higher customer demand in the Company’s truck and truck-related market, which was up 36% year-over-year; the Company’s aerospace market, which was up 88% year-over-year; the Company’s semiconductor market, which was up 12% year-over-year; and the Company’s power sports and recreational equipment market, which was up 6% year-over-year. In addition, sales were higher in our fastener manufacturing business in the 2018 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $1.9 million due to the favorable impact of higher sales in the 2018 period compared to a year ago. Segment operating income margin decreased slightly to 7.8% compared to 8.0% in the corresponding period of 2017, due to sales mix.

Assembly Components Segment

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net sales	$145.4	$139.3
Segment operating income	$12.6	$11.8
Segment operating income margin	8.7%	8.5%

Net sales were 4% higher in the 2018 period compared to the 2017 period due primarily to the December 2017 acquisition of an injecting moldings business, and higher sales volumes in our fuel products and aluminum product lines. The higher sales volumes in our fuel products businesses were driven by new product launches and higher foreign sales.

Segment operating income in the 2018 period increased by $0.8 million, driven by the higher sales levels. The segment operating income margin for the quarter remained relatively consistent year over year.

Engineered Products Segment

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net sales	$99.4	$71.3
Segment operating income	$5.7	$1.3
Segment operating income margin	5.7%	1.8%

Net sales were 39% higher in the 2018 period compared to the 2017 period due primarily to organic growth of 24% and sales from the CDF acquisition of $10.6 million. The organic growth was driven by increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2018 period increased by $4.4 million and segment operating income margin improved to 5.7% compared to 1.8% in the corresponding 2017 period. These increases were driven by the higher sales in the 2018 quarter compared to the same quarter a year ago.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Three Months Ended March 31,
	2018	2017	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$8.4	$(0.2)	$8.6
Investing activities	(45.6)	(6.1)	(39.5)
Financing activities	42.9	8.8	34.1
Effect of exchange rate changes on cash	0.7	0.7	—
Increase in cash and cash equivalents	$6.4	$3.2	$3.2

Operating Activities

Cash provided by operating activities increased from the prior-year period due to higher earnings and improved working capital efficiency in 2018 compared to 2017.

Investing Activities

Capital expenditures were $8.9 million for the three months ended March 31, 2018, and were primarily to fund growth and maintain operations. In 2018, we completed the acquisition of CDF for a provisional purchase price of $36.7 million. See Note 5 to the condensed consolidated financial statements for further details.

Financing Activities

Cash provided by financing activities in 2018 reflected borrowings on our revolving credit facility to fund the CDF acquisition.

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

As of March 31, 2018, we had $172.0 million outstanding under our revolving credit facility, approximately $163.9 million of unused borrowing availability, and cash and cash equivalents of $89.2 million. Under the Company's financing agreement with Banco Bilbao Vizcaya Argentaria, S.A (“BBVA”) discussed in Note 9, the Company is required to maintain a minimum cash balance of $5.0 million in an account with BBVA.

The Company had cash and cash equivalents held by foreign subsidiaries of $83.0 million at March 31, 2018 and $76.0 million at December 31, 2017. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Prior to the adoption of the Tax Act, the Company considered the earnings of its non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  Since the Tax Act includes a transition tax, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

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

Capital Leases

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $19.3 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2018.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

At March 31, 2018, our debt service coverage ratio was 2.4, and, therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. We were also in compliance with the other covenants contained in the revolving credit facility as of March 31, 2018. While we expect to remain in compliance throughout 2018, declines in sales volumes in 2018 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends of $1.6 million during the three months ended March 31, 2018. In April 2018, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 29, 2018 to shareholders of record as of the close of business on May 15, 2018 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

Critical Accounting Policies

Our critical accounting policies are described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2017, both contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q, except for revenue recognition. During the first quarter ended March 31, 2018, the Company adopted the provisions of ASC 606, “Revenue from Contracts with Customers.” Refer to Notes 2 and 3, in the footnotes to the financial statements, related to impact of the adoption on the Company's financial statements and accounting policies.

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

These  forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our board of directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2018, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $172.0 million at March 31, 2018. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.4 million during the three-month period ended March 31, 2018.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2018:

We were a co-defendant in approximately 89 cases asserting claims on behalf of approximately 195 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are four asbestos cases, involving 21 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged three counts at $3.0 million compensatory and punitive damages each; one count at $3.0 million compensatory and $1 million punitive damages; one count at $1.0 million. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 million compensatory damages for the fifth cause of action.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2018	1,904	(2)	$45.82	—	608,106
February 1 — February 28, 2018	—	(2)	—	—	608,106
March 1 — March 31, 2018	23,348	(2)	42.05	26,917	581,189
Total	25,252		$42.33	26,917	581,189

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 25,252 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: May 9, 2018