Form 10-Q
period 2018-06-30
PARK OHIO HOLDINGS CORP
filed 2018-08-09
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2018: 12,827,340 shares.

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2018	December 31, 2017
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$88.4	$82.8
Accounts receivable, net	287.8	242.6
Inventories, net	304.8	282.8
Other current assets	87.4	61.4
Total current assets	768.4	669.6
Property, plant and equipment, net	198.4	177.0
Goodwill	102.1	100.2
Intangible assets, net	103.9	99.5
Other long-term assets	86.5	86.2
Total assets	$1,259.3	$1,132.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$183.9	$173.7
Current portion of long-term debt and short-term debt	15.6	17.7
Accrued expenses and other	101.4	84.7
Total current liabilities	300.9	276.1
Long-term liabilities, less current portion:
Debt	591.9	515.5
Deferred income taxes	27.5	22.3
Other long-term liabilities	30.8	30.6
Total long-term liabilities	650.2	568.4
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	295.6	276.0
Noncontrolling interests	12.6	12.0
Total equity	308.2	288.0
Total liabilities and shareholders' equity	$1,259.3	$1,132.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Net sales	$432.2	$350.9	$837.9	$694.7
Cost of sales	359.1	291.1	699.7	579.9
Gross profit	73.1	59.8	138.2	114.8
Selling, general and administrative expenses	47.8	37.2	90.8	74.9
Litigation settlement gain	—	—	—	(3.3)
Operating income	25.3	22.6	47.4	43.2
Other components of pension income and other postretirement benefits expense, net	2.1	1.5	4.4	3.1
Gain on sale of assets	1.9	—	1.9	—
Interest expense	(8.8)	(7.9)	(17.2)	(15.3)
Loss on extinguishment of debt	—	(11.0)	—	(11.0)
Income before income taxes	20.5	5.2	36.5	20.0
Income tax expense	(5.5)	(2.0)	(11.3)	(6.7)
Net income	15.0	3.2	25.2	13.3
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.6)	(0.5)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$14.8	$3.0	$24.6	$12.8

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$1.20	$0.25	$2.00	$1.05
Diluted	$1.18	$0.24	$1.96	$1.03
Weighted-average shares used to compute earnings per share:
Basic	12.3	12.2	12.3	12.2
Diluted	12.6	12.4	12.6	12.5

Dividends per common share	$0.125	$0.125	$0.25	$0.25

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income	$15.0	$3.2	$25.2	$13.3
Other comprehensive (loss) income, net of tax:
Currency translation	(10.3)	7.5	(6.2)	11.5
Pension and other postretirement benefits	—	0.2	1.4	0.4
Total other comprehensive (loss) income	(10.3)	7.7	(4.8)	11.9
Total comprehensive income, net of tax	4.7	10.9	20.4	25.2
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.2)	(0.6)	(0.5)
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$4.5	$10.7	$19.8	$24.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In millions)
OPERATING ACTIVITIES
Net income	$25.2	$13.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.1	15.8
Stock-based compensation expense	4.6	4.1
Net impact of U.S. Tax Act	1.2	—
Gain on sale of assets	(1.9)	—
Loss on extinguishment of debt	—	11.0
Litigation settlement gain	—	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	(36.4)	(24.0)
Inventories	(17.7)	(5.4)
Other current assets	(13.5)	(8.3)
Accounts payable and accrued expenses	22.0	14.9
Litigation settlement payment	—	(4.0)
Other	(2.9)	(5.1)
Net cash (used by) provided by operating activities	(1.3)	9.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22.3)	(12.4)
Proceeds from sale of assets	2.8	—
Business acquisitions, net of cash acquired	(35.6)	(10.5)
Net cash used by investing activities	(55.1)	(22.9)
FINANCING ACTIVITIES
Proceeds from (payments on) revolving credit facility, net	74.6	(28.8)
Payments on term loans and other debt	(2.6)	(28.9)
Proceeds from term loans and other debt	2.2	—
(Payments on) proceeds from capital lease facilities, net	(2.3)	1.2
Issuance of 6.625% Senior Notes due 2027	—	350.0
Repurchase of 8.125% Senior Notes due 2021	—	(250.0)
Debt financing costs	—	(7.2)
Premium on early extinguishment of debt	—	(8.0)
Dividends	(3.2)	(3.1)
Purchase of treasury shares	(0.6)	(3.6)
Payments of withholding taxes on share awards	(3.5)	(2.3)
Net cash provided by financing activities	64.6	19.3
Effect of exchange rate changes on cash	(2.6)	3.0
Increase in cash and cash equivalents	5.6	8.4
Cash and cash equivalents at beginning of period	82.8	64.3
Cash and cash equivalents at end of period	$88.4	$72.7
Interest paid	$16.3	$14.7
Income taxes paid	$8.1	$7.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a new comprehensive revenue recognition standard that supersedes previous guidance under U.S. GAAP. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Our implementation efforts included identification of revenue within the scope of the standard, evaluation of revenue contracts under the guidance, and an assessment of the impacts of the new standard on our consolidated financial statements.

The Company adopted the new standard as of January 1, 2018 using the modified retrospective method of adoption. This method allowed companies to record a one-time adjustment to beginning retained earnings as of January 1, 2018 for the cumulative effect that the standard had on open contracts at the date of adoption. During our implementation, we identified certain contracts that now require over time recognition under the new standard, either as goods are manufactured or services are performed, rather than at the time of shipment or completion as recorded under previous guidance. Upon adoption, we recorded previously unrecognized revenue of $13.6 million, resulting in a cumulative-effect adjustment of $2.6 million to our 2018 beginning retained earnings. See Note 3 for further details.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted this standard effective January 1, 2018. Other components of pension income and other postretirement benefits expense, net includes all amounts other than the service cost component. Such amounts are included on a separate line below operating income on the condensed consolidated statements of income. The new

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

standard requires a retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. This resulted in the reclassification of the following amounts from previously-reported Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In millions)
Reclassification of expense to Cost of sales	$0.5	$1.0
Reclassification of income to Other components of pension income and other postretirement benefits expense, net	$(1.5)	$(3.1)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for the Company as of the first quarter of 2019. An implementation team has been formed to implement the new standard, is working to gather the data required to account for leases under the new standard, and is evaluating the functionality of third-party lease accounting software. The Company is currently evaluating the impact of ASU 2016-02 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, “Income Statement—Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a retrospective application to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Tax Act”) is recognized. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 - Revenue

As discussed above in Note 2, effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers.” Substantially all of the Company’s contracts have a single performance obligation to transfer products to or, in limited cases, perform services for the customer. Accordingly, the Company recognizes revenue when its obligations under the contract terms are satisfied and control transfers to the customer. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for the good or service, including estimated provisions for rebates, discounts, returns and allowances. The Company sells its products both directly to customers, and in limited cases, through distributors, generally under agreements with payment terms between 30-90 days; we have no financing components.

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
June 30, 2018

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

Assembly Components designs, develops and manufactures; aluminum products and highly efficient, high pressure Direct Fuel Injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. Within this segment, contracts routinely consist of a long-term agreement or master service agreement with quantity and pricing specified through individual purchase orders. Revenue is recognized at a point in time, which is at the shipping point, as that is when control transfers to the customer.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 16% of the Company's total consolidated sales for the six months ended June 30, 2018. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $30.8 million and $23.0 million at June 30, 2018 and December 31, 2017, respectively, are recorded as deferred revenue and included in other accrued expenses in the condensed consolidated balance sheet.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage completion. These amounts, which totaled $56.5 million and $40.1 million at June 30, 2018 and December 31, 2017, respectively, are recorded as unbilled contract revenue and included in other current assets in the condensed consolidated balance sheet.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
PRODUCT LINE
Supply Technologies	$146.1	$121.7	$284.9	$233.7
Engineered specialty fasteners and other products	20.1	20.7	42.2	41.9
Supply Technologies Segment	166.2	142.4	327.1	275.6

Fuel, rubber and plastic products	99.2	96.8	198.4	192.6
Aluminum products	54.0	29.2	100.2	72.7
Assembly Components Segment	153.2	126.0	298.6	265.3

Industrial equipment	78.5	70.3	153.0	128.9
Forged and machined products	34.3	12.2	59.2	24.9
Engineered Products Segment	112.8	82.5	212.2	153.8

Total revenues	$432.2	$350.9	$837.9	$694.7

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2018
GEOGRAPHIC REGION
United States	$110.5	$109.3	$66.1	$285.9
Europe	25.6	1.2	20.3	47.1
Asia	13.2	8.7	14.9	36.8
Mexico	13.5	8.1	3.5	25.1
Canada	3.4	25.6	5.7	34.7
Other	—	0.3	2.3	2.6
Total	$166.2	$153.2	$112.8	$432.2

Three Months Ended June 30, 2017
GEOGRAPHIC REGION
United States	$100.4	$90.7	$34.4	$225.5
Europe	15.9	0.9	18.8	35.6
Asia	10.1	6.9	14.5	31.5
Mexico	13.0	7.6	8.4	29.0
Canada	2.8	19.5	4.0	26.3
Other	0.2	0.4	2.4	3.0
Total	$142.4	$126.0	$82.5	$350.9

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2018
GEOGRAPHIC REGION
United States	$213.8	$211.1	$119.6	$544.5
Europe	51.6	2.4	39.1	93.1
Asia	27.1	16.5	26.6	70.2
Canada	6.8	51.3	10.9	69.0
Mexico	27.7	16.6	11.5	55.8
Other	0.1	0.7	4.5	5.3
Total	$327.1	$298.6	$212.2	$837.9

Six Months Ended June 30, 2017
GEOGRAPHIC REGION
United States	$191.4	$194.2	$68.0	$453.6
Europe	30.7	1.9	36.5	69.1
Asia	20.7	14.2	24.4	59.3
Mexico	26.1	15.3	11.8	53.2
Canada	5.9	38.9	9.2	54.0
Other	0.8	0.8	3.9	5.5
Total	$275.6	$265.3	$153.8	$694.7

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits expense, net; and interest expense.

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net sales:
Supply Technologies	$166.2	$142.4	$327.1	$275.6
Assembly Components	153.2	126.0	298.6	265.3
Engineered Products	112.8	82.5	212.2	153.8
	$432.2	$350.9	$837.9	$694.7
Segment operating income:
Supply Technologies	$13.5	$11.8	$26.0	$22.5
Assembly Components	11.7	12.5	24.3	24.4
Engineered Products	9.5	5.5	15.2	6.8
Total segment operating income	34.7	29.8	65.5	53.7
Corporate costs	(9.4)	(7.2)	(18.1)	(13.8)
Litigation settlement gain	—	—	—	3.3
Operating income	25.3	22.6	47.4	43.2
Other components of pension income and other postretirement benefits expense, net	2.1	1.5	4.4	3.1
Gain on sale of assets	1.9	—	1.9	—
Interest expense	(8.8)	(7.9)	(17.2)	(15.3)
Loss on extinguishment of debt	—	(11.0)	—	(11.0)
Income before income taxes	$20.5	$5.2	$36.5	$20.0

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

The allocation of the purchase price is subject to finalization of the Company’s determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, and it could be materially different from the estimates presented below. The Company has not yet completed its analysis of the fair value of property, plant and equipment; intangible assets; inventory; and deferred income taxes. The final allocation is expected to be completed as soon as practicable but no later than one year after the acquisition date. Below is the initial estimated purchase price allocation related to the acquisition of CDF:

(In millions)
Net working capital	$20.5
Property, plant and equipment	15.8
Intangible assets	7.0
Goodwill	5.0
Net pension liability	(4.0)
Other long-term liabilities, including deferred income tax liabilities	(8.7)
Total purchase price (net of cash acquired of $1.2 million)	$35.6

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

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

During the second quarter of 2018, the Company finalized its valuation of the assets acquired and liabilities assumed from the HAT acquisition. Specifically, the Company determined the valuation of customer relationships was $4.0 million as of the acquisition date, resulting in an adjustment to the preliminary purchase price allocation to increase acquired intangible assets by $2.0 million, increase deferred tax liability by $0.4 million and decrease goodwill by $1.6 million. In addition, the Company recorded a cumulative catch-up adjustment of $0.1 million to increase previously recorded intangible amortization expense for the updated valuation.

On December 29, 2017, the Company completed the acquisition of an injection molding business. The acquisition, which is included in our Assembly Components segment, is a manufacturer of precision-molded rubber components for several industrial markets.

Collectively, the acquisition of CDF and the 2017 acquisitions contributed sales of $37.0 million and $68.0 million for the three and six months ended June 30, 2018.

NOTE 6 — Inventories

The components of inventory consist of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Finished goods	$173.7	$171.3
Work in process	49.8	43.9
Raw materials and supplies	80.0	67.6
LIFO reserve	1.3	—
Inventories, net	$304.8	$282.8

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In millions)
January 1	$7.9	$7.1
Claims paid	(2.5)	(1.6)
Warranty expense	2.5	2.1
June 30	$7.9	$7.6

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, in each period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. The effective income tax rates for the second quarter of 2018 and 2017 were 26.8% and 38.5%, respectively. The 2018 rate is lower than the corresponding rate in 2017 due primarily to the favorable impact of the Tax Act, which lowered the corporate statutory tax rate in the U.S., and the impact of an unfavorable discrete item of $0.4 million in the 2017 period, which increased the 2017 effective tax rate by 700 basis points. The effective income tax rates for the first six months of 2018 and 2017 were 30.9% and 33.5%, respectively. The effective rate in the first six months of 2018 includes $1.2 million of expense to adjust amounts recorded in 2017 related to the Tax Act. This adjustment negatively impacted the year-to-date 2018 tax rate by 330 basis points. Excluding this $1.2 million adjustment, the 2018 rate is lower than the rate in 2017 due primarily to the favorable impact of the Tax Act.

As a result of the application of Staff Accounting Bulletin 118, the Company recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the statutory tax rate reduction and for the transition tax provided for by the Tax Act at December 31, 2017.  The Company is continuing to gather additional information to more precisely compute the impact of these law changes during 2018.

For 2018, the Company is subject to several provisions of the Tax Act; including Global Intangible Low Tax Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and the interest limitation rules.  Due to the complexity of the GILTI tax rules, the Company is continuing to evaluate this provision and the application of ASU 740, “Income Taxes.”  U.S. GAAP permits the Company to make an accounting policy choice of either recognizing deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.  Given the complexity of the GILTI provisions, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI or to treat the tax expense as a period expense.  However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for the six months ended June 30, 2018.  For the FDII and interest limitation provisions, the Company has also included an estimate of these provisions in the annual effective tax rate for the six months ended June 30, 2018.  For the BEAT provision, the Company has not included an estimate of this provision in the annual effective tax rate for the six months ended June 30, 2018 because the Company currently estimates that this provision will not apply in 2018.

NOTE 9 — Financing Arrangements

Long-term debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2018	June 30, 2018	December 31, 2017
			(In millions)
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.80%	199.3	124.7
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	24.8	27.0
Capital Leases	Various	Various	18.2	20.3
Other	Various	Various	23.3	19.9
Gross debt			615.6	541.9
Less current portion of long-term and short-term debt			(15.6)	(17.7)
Less unamortized debt issuance costs			(8.1)	(8.7)
Total long-term debt, net			$591.9	$515.5

On June 25, 2018, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, Park-Ohio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

In April 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In December 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $24.8 million as of June 30, 2018, as well as a revolving credit facility for up to $11.8 million to fund working capital and general corporate needs. The full $24.8 million loan is outstanding as of June 30, 2018. No amounts have been drawn on the revolving credit facility as of June 30, 2018.

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $18.2 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2018.
In October 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $5.1 million of borrowings outstanding under this agreement as of June 30, 2018, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

	June 30, 2018	December 31, 2017
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$358.4	$380.6

NOTE 10 — Stock-Based Compensation

A summary of restricted share activity for the six months ended June 30, 2018 is as follows:

	2018
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	342,859	$34.71	165,000	$38.10
Granted	242,550	39.56	—	—
Vested	(155,283)	40.09	(55,000)	38.10
Performance-based to time-based (a)	110,000	38.10	(110,000)	38.10
Canceled or expired	(4,500)	37.55	—	—
Outstanding - end of period	535,626	$34.71	—	$—
(a) During the second quarter of 2018, 55,000 of the performance-based restricted shares granted in 2017 fully vested based on achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares converted to time-based awards, vesting over the remaining two years of the requisite service period.

Total stock-based compensation expense included in SG&A expenses during the first six months of 2018 and 2017 was $4.6 million and $4.1 million, respectively. As of June 30, 2018, there was $14.0 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.3 years.

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

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In millions)
Service costs	$1.0	$0.7	$2.0	$1.3	$—	$—	$—	$—
Interest costs	0.6	0.4	1.1	0.9	—	—	0.1	0.1
Expected return on plan assets	(2.9)	(2.4)	(5.8)	(4.8)	—	—	—	—
Recognized net actuarial loss	0.1	0.3	0.2	0.6	—	0.1	—	0.1
Net periodic benefit (income) costs	$(1.2)	$(1.0)	$(2.5)	$(2.0)	$—	$0.1	$0.1	$0.2
Weighted average:
Discount rate for PBO			3.52%	3.91%			3.32%	3.63%
Discount rate for interest cost			3.10%	3.20%			2.89%	2.92%
Discount rate for service cost			3.57%	3.98%			3.70%	4.12%
Expected return on plan assets			8.25%	8.25%

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2018	$(11.6)	$(6.3)	$(17.9)
Currency translation (a)	(6.2)	—	(6.2)
Pension and OPEB activity, net of tax adjustments (b)	—	1.4	1.4
June 30, 2018	$(17.8)	$(4.9)	$(22.7)

January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Currency translation (a)	11.5	—	11.5
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
June 30, 2017	$(19.3)	$(11.5)	$(30.8)

(a)	No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

NOTE 14 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Weighted average basic shares outstanding	12.3	12.2	12.3	12.2
Plus: Dilutive impact of employee stock awards	0.3	0.2	0.3	0.3
Weighted average diluted shares outstanding	12.6	12.4	12.6	12.5

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are excluded from the computation of diluted earnings per share. Anti-dilutive shares were immaterial for the six months ended June 30, 2018, and there were no anti-dilutive shares for the six months ended June 30, 2017.

NOTE 15 — Subsequent Event

On July 30, 2018, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 27, 2018 to shareholders of record as of the close of business on August 13, 2018 and will result in a cash outlay of approximately $1.6 million.

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

2018 Acquisition

On February 1, 2018, the Company acquired Canton Drop Forge, Inc. (“CDF”) for $35.6 million. CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. CDF, which is headquartered in Canton, Ohio, is included in our Forged and Machined Products group within our Engineered Products segment from the date of acquisition.

Subsequent Event

On July 30, 2018, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 27, 2018 to shareholders of record as of the close of business on August 13, 2018 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$432.2	$350.9	$81.3	23.2%
Cost of sales	359.1	291.1	68.0	23.4%
Gross profit	73.1	59.8	13.3	22.2%
Gross margin	16.9%	17.0%
Selling, general and administrative (“SG&A”) expenses	47.8	37.2	10.6	28.5%
SG&A as a percentage of net sales	11.1%	10.6%
Operating income	25.3	22.6	2.7	11.9%
Other components of pension income and other postretirement benefits expense, net	2.1	1.5	0.6	40.0%
Gain on sale of assets	1.9	—	1.9	*
Interest expense	(8.8)	(7.9)	(0.9)	11.4%
Loss on extinguishment of debt	—	(11.0)	11.0	*
Income before income taxes	20.5	5.2	15.3	*
Income tax expense	(5.5)	(2.0)	(3.5)	*
Net income	15.0	3.2	11.8	*
Net income attributable to noncontrolling interest	(0.2)	(0.2)	—	—%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$14.8	$3.0	$11.8	*

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$1.20	$0.25	$0.95	*
Diluted	$1.18	$0.24	$0.94	*
* Calculation not meaningful

Net Sales

Net sales increased 23.2%, to $432.2 million in the second quarter of 2018, compared to $350.9 million in the same period in 2017, due primarily to organic growth of 13% driven by higher end market demand for our products in all three of our business segments, and sales from the 2018 acquisition of CDF and acquisitions completed in 2017, which aggregated $37.0 million in the second quarter of 2018.

The factors explaining the changes in segment net sales for the three months ended June 30, 2018 compared to the corresponding 2017 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $359.1 million in the second quarter of 2018, compared to $291.1 million in the same period in 2017. The increase in cost of sales was primarily due to the increase in net sales for the 2018 period compared to the second quarter of 2017.

Gross margin was comparable year-over-year at 16.9% in the second quarter of 2018 compared to 17.0% in the same period in 2017.

SG&A Expenses

SG&A expenses increased to $47.8 million, or 11.1% of sales, in the second quarter of 2018 compared to $37.2 million, or 10.6% of sales, in the same period in 2017. These increases were primarily due to SG&A expenses of CDF and the acquisitions completed in 2017, as well as higher sales and profit in 2018.

Other Components of Pension Income and Other Postretirement Benefits Expense, Net

In accordance with the adoption of Accounting Standards Codification 2017-07 as of January 1, 2018, the Company revised its presentation of total pension income and other postretirement benefit (“OPEB”) expense, net of $1.1 million. Second quarter 2018 pension and OPEB service cost of $1.0 million is included in operating income, and Other components of pension income and OPEB expense, net totaling $2.1 million of income is included on a separate line in the condensed consolidated statements of income. The corresponding amounts for second quarter of 2017, which were pension and OPEB service cost of $0.7 million and other components of pension income and OPEB expense, net of $1.5 million of income, have been reclassified to conform to the current year presentation.

Gain on Sale of Assets

During the second quarter of 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.

Interest Expense

Interest expense was higher in the second quarter of 2018 due primarily to higher outstanding borrowings in the second quarter of 2018 compared to the second quarter of 2017. The higher borrowings were primarily under the Company’s revolving credit facility to fund the acquisition of CDF in 2018 and the acquisitions completed in 2017, and higher working capital due to higher sales levels.

Loss on Extinguishment of Debt

During the second quarter of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain previously-capitalized debt issuance costs related to our former borrowings.

Income Tax Expense

The effective income tax rates were 26.8% in the second quarter of 2018 and 38.5% in the same period in 2017. The effective rate in the second quarter of 2018 is lower than the corresponding 2017 rate due primarily to the favorable impact of the Tax Cuts and Jobs Act (the “Tax Act”), which lowered the corporate statutory tax rate in the U.S., and the impact of an unfavorable discrete item of $0.4 million in the 2017 period, which increased the 2017 effective rate by 700 basis points.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$837.9	$694.7	$143.2	20.6%
Cost of sales	699.7	579.9	119.8	20.7%
Gross profit	138.2	114.8	23.4	20.4%
Gross margin	16.5%	16.5%
SG&A expenses	90.8	74.9	15.9	21.2%
SG&A expenses as a percentage of net sales	10.8%	10.8%
Litigation settlement gain	—	(3.3)	3.3	*
Operating income	47.4	43.2	4.2	9.7%
Other components of pension income and other postretirement benefits expense, net	4.4	3.1	1.3	41.9%
Gain on sale of assets	1.9	—	1.9	*
Interest expense	(17.2)	(15.3)	(1.9)	12.4%
Loss on extinguishment of debt	—	(11.0)	11.0	*
Income before income taxes	36.5	20.0	16.5	82.5%
Income tax expense	(11.3)	(6.7)	(4.6)	68.7%
Net income	25.2	13.3	11.9	89.5%
Net income attributable to noncontrolling interests	(0.6)	(0.5)	(0.1)	20.0%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$24.6	$12.8	$11.8	92.2%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$2.00	$1.05	$0.95	90.5%
Diluted	$1.96	$1.03	$0.93	90.3%
* Calculation not meaningful

Net Sales

Net sales increased 20.6%, to $837.9 million in the first six months of 2018, compared to $694.7 million in the same period in 2017, due primarily to organic growth of 11% driven by higher end market demand for our products in all three of our business segments, and sales from the 2018 acquisition of CDF and acquisitions completed in 2017, which aggregated $68.0 million in the first half of 2018.

The factors explaining the changes in segment net sales for the six months ended June 30, 2018 compared to the corresponding 2017 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $699.7 million in the first six months of 2018, compared to $579.9 million in the same period in 2017. The increase in cost of sales was primarily due to the increase in net sales during the 2018 period compared to the same period in 2017.

Gross margin was 16.5% in the first six months of both 2018 and 2017.

SG&A Expenses

SG&A expenses increased to $90.8 million in the first six months of 2018, compared to $74.9 million in the same period in 2017. The increase is primarily due to the SG&A expenses of CDF and acquisitions completed in 2017, as well as higher sales and profit in 2018. SG&A expenses as a percent of sales were 10.8% in both periods.

Litigation Settlement Gain

During the first six months of 2017, the Company paid $4.0 million to settle litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Other Components of Pension Income and Other Postretirement Benefits Expense, Net

In accordance with the adoption of Accounting Standards Codification 2017-07 as of January 1, 2018, the Company revised its presentation of total pension income and OPEB expense, net of $2.4 million. For the six months ended June 30, 2018, pension and OPEB service cost of $2.0 million is included in operating income, and Other components of pension and OPEB expense, net totaling $4.4 million of income is included on a separate line in the condensed consolidated statements of income. The corresponding amounts for the first six months of 2017, which were pension and OPEB service cost of $1.3 million and other components of pension income and OPEB expense, net of $3.1 million of income, have been reclassified to conform to the current year presentation.

Gain on Sale of Assets

During the first six months of 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.

Interest Expense

Interest expense was higher in the 2018 period due primarily to higher outstanding borrowings in the first six months of 2018 compared to the same period a year ago. The higher borrowings were primarily under the Company’s revolving credit facility to fund the acquisition of CDF in 2018 and the acquisitions completed in 2017, and higher working capital due to higher sales levels.

Loss on Extinguishment of Debt

During the first six months of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense

The effective income tax rate was 30.9% in the six months ended June 30, 2018 compared to 33.5% in the corresponding period of 2017. The rate in 2018 includes an adjustment of $1.2 million to increase expense related to the Tax Act. This adjustment negatively impacted the tax rate in the six months ended June 30, 2018 by 330 basis points. Excluding the impact of the $1.2 million adjustment, the effective rate in the 2018 period of 27.6% is lower than the corresponding 2017 rate due primarily to the favorable impact of the Tax Act, which lowered the corporate statutory tax rate in the U.S.

SEGMENT RESULTS

For purposes of business segment performance measurement, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits expense, net; and interest expense.

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$166.2	$142.4	$327.1	$275.6
Segment operating income	$13.5	$11.8	$26.0	$22.5
Segment operating income margin	8.1%	8.3%	7.9%	8.2%

Three-months ended June 30:

Net sales increased 17% in the three months ended June 30, 2018 compared to the 2017 period due primarily to organic growth of 9% and the sales from our 2017 acquisitions of Aero-Missile Components Inc. (“AMC”) and Heads & All Threads Ltd. (“HAT”). The organic growth was due primarily to higher customer demand in most of the Company's end markets, including the Company’s truck and truck-related market, which was up 30% year-over-year; and the Company’s aerospace market, which was up 27% year-over-year. In our fastener manufacturing business, sales in the 2018 period were in line with the comparable period a year ago.

Segment operating income increased by $1.7 million due to the favorable impact of higher sales in the 2018 period compared to a year ago. Segment operating income margin decreased slightly to 8.1% compared to 8.3% in the corresponding period of 2017, due to sales mix.

Six-months ended June 30:

Net sales increased 19% in the six months ended June 30, 2018 compared to the 2017 period due primarily to organic growth of 10% and the sales from our 2017 acquisitions of AMC and HAT. The organic growth was due primarily to higher customer demand in most of the Company's end markets, including the Company’s truck and truck-related market, which was up 33% year-over-year; and the Company’s aerospace market, which was up 37% year-over-year. In our fastener manufacturing business, sales in the 2018 period were in line with the comparable period a year ago.

Segment operating income increased by $3.5 million due to the favorable impact of higher sales in the 2018 period compared to a year ago. Segment operating income margin decreased slightly to 7.9% compared to 8.2% in the corresponding period of 2017, due to sales mix.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$153.2	$126.0	$298.6	$265.3
Segment operating income	$11.7	$12.5	$24.3	$24.4
Segment operating income margin	7.6%	9.9%	8.1%	9.2%

Three-months ended June 30:

Net sales were 22% higher in the 2018 period compared to the 2017 period due primarily to higher sales volumes in our aluminum product line and the December 2017 acquisition of an injecting moldings business. The increase in sales in our aluminum product line was due to new programs, which more than offset lower volumes in our fuel products line.

Segment operating income in the 2018 period decreased by $0.8 million, and segment operating income margin decreased to 7.6% from 9.9% in the corresponding period of 2017.  These decreases were due primarily to sales mix and start-up costs related to new facilities in China and Mexico.  These factors were partially offset by the benefit of higher sales volumes in our aluminum product line.

Six-months ended June 30:

Net sales were 13% higher in the 2018 period compared to the 2017 period due primarily to higher sales volumes in our aluminum product line and the December 2017 acquisition of an injecting moldings business. The increase in sales in our aluminum product line was due to new programs.

Segment operating income was consistent at approximately $24 million in each period. Segment operating income margin decreased to 8.1% compared to 9.2% in the corresponding period of 2017, due to the factors in the three-month discussion above.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$112.8	$82.5	$212.2	$153.8
Segment operating income	$9.5	$5.5	$15.2	$6.8
Segment operating income margin	8.4%	6.7%	7.2%	4.4%

Three-months ended June 30:

Net sales were 37% higher in the 2018 period compared to the 2017 period due primarily to organic growth of 13% and sales from the CDF acquisition of $18.8 million. The organic growth was driven by increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2018 period increased by $4.0 million and segment operating income margin improved to 8.4% compared to 6.7% in the corresponding 2017 period. These increases were driven by the higher sales in the 2018 quarter compared to the same quarter a year ago.

Six-months ended June 30:

Net sales were 38% higher in the 2018 period compared to the 2017 period due primarily to organic growth of 19% and sales from the CDF acquisition of $29.4 million. The organic growth was driven by increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2018 period increased by $8.4 million and segment operating income margin improved to 7.2% compared to 4.4% in the corresponding 2017 period. These increases were driven by the higher sales in the 2018 period compared to the same period a year ago and the acquisition of CDF.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2018	2017	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$(1.3)	$9.0	$(10.3)
Investing activities	(55.1)	(22.9)	(32.2)
Financing activities	64.6	19.3	45.3
Effect of exchange rate changes on cash	(2.6)	3.0	(5.6)
Increase in cash and cash equivalents	$5.6	$8.4	$(2.8)

Operating Activities

Cash provided by operating activities decreased from the prior year, as higher profitability in 2018 was more than offset by higher working capital to support higher sales levels in the current year.

Investing Activities

Capital expenditures were $22.3 million for the six months ended June 30, 2018, and were primarily to fund growth and maintain operations. In 2018, we completed the acquisition of CDF for a $35.6 million. See Note 5 to the condensed consolidated financial statements for further details. Investing activities in the 2017 period included capital expenditures of $12.4 million and $10.5 million cash paid for the AMC acquisition.

Financing Activities

Cash provided by financing activities in 2018 included borrowings on our revolving credit facility to fund the CDF acquisition and the higher working capital levels noted above.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons.

Liquidity

Our liquidity needs are primarily for working capital, capital expenditures and acquisitions. Our primary sources of liquidity have been funds provided by operations, funds available from existing bank credit arrangements and the sale of our debt securities. Our existing financial resources (working capital and available bank borrowing arrangements) and anticipated cash flow from operations are expected to be adequate to meet anticipated cash requirements for at least the next twelve months, including but not limited to our ability to maintain current operations and fund capital expenditure requirements, service our debt, pay dividends, pursue acquisitions, and repurchase shares.

As of June 30, 2018, we had $199.3 million outstanding under our revolving credit facility, approximately $161.6 million of unused borrowing availability, and cash and cash equivalents of $88.4 million. Under the Company's financing agreement with Banco Bilbao Vizcaya Argentaria, S.A (“BBVA”) discussed in Note 9 to the condensed consolidated financial statements included elsewhere herein, the Company is required to maintain a minimum cash balance of $5.0 million in an account with BBVA.

The Company had cash and cash equivalents held by foreign subsidiaries of $80.3 million at June 30, 2018 and $76.0 million at December 31, 2017. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
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

Senior Notes

On April 17, 2017, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., completed the sale, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The net proceeds from the issuance of the Notes were used to repay in full our previously outstanding 8.125% Senior Notes due 2021 and our outstanding term loan, and to repay a portion of the borrowings then outstanding under our revolving credit facility.

Credit Agreement

On June 25, 2018, the Park-Ohio entered into Amendment No. 1 to its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Amendment to the Credit Agreement, among other things, provided increases in the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

Capital Leases

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $18.2 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2018.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

The debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. At June 30, 2018, our debt service coverage ratio was 2.2, and, therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement.

We were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2018. While we expect to remain in compliance throughout 2018, declines in sales volumes in 2018 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends of $3.2 million during the six months ended June 30, 2018. In July 2018, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 27, 2018 to shareholders of record as of the close of business on August 13, 2018 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations are at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

Critical Accounting Policies

Our critical accounting policies are described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2017, both contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q, except for revenue recognition. During the first quarter ended March 31, 2018, the Company adopted the provisions of ASC 606, “Revenue from Contracts with Customers.” Refer to Notes 2 and 3 to the condensed consolidated financial statements included elsewhere herein regarding the impact of the adoption on the Company's consolidated financial statements and accounting policies.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and other surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our board of directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of June 30, 2018, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $199.3 million at June 30, 2018. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.0 million during the six-month period ended June 30, 2018.

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

Our largest exposures to commodity prices relate to metal and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2018:

We were a co-defendant in approximately 92 cases asserting claims on behalf of approximately 199 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2018	1,186	(2)	$38.70	—	581,189
May 1 — May 31, 2018	1,883	(2)	36.40	—	581,189
June 1 — June 30, 2018	48,057	(2)	37.57	—	581,189
Total	51,126		$37.55	—	581,189

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 51,126 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 5.	Other Information

At the 2018 annual meeting of shareholders (the “Annual Meeting”) of the Company held on May 10, 2018, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors (the “Board”), approved the Park-Ohio Holdings Corp. 2018 Equity and Incentive Compensation Plan (the “Plan”).

The Board approved and adopted the Plan on March 8, 2018, subject to shareholder approval. The Plan authorizes the Compensation Committee of the Board (the “Committee”) to provide equity-based and other incentive compensation in the form of a variety of awards, including stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units, cash incentive awards, dividend equivalents and other awards for the purpose of attracting, motivating and helping retain non-employee directors, officers and other employees of the Company and its affiliates. Total share-based awards under the Plan are generally limited to 750,000 shares of common stock, par value $1.00 per share, of the Company (“Shares”), plus any shares relating to awards to the extent they expire or are forfeited, cancelled, unearned or settled in cash (in whole or in part) under the Plan, all subject to adjustment as provided in the Plan. No grants will be made under the Plan after May 10, 2028, but grants made on or prior to that date will continue in effect subject to the terms of such grants and the Plan.

Awards under the Plan are subject to vesting schedules determined by the Committee, but awards generally will not vest (or with respect to stock options and appreciation rights, be exercisable) sooner than one year after grant, and awards that are subject to achievement of management objectives will be subject to a performance period that is at least one year in duration. However, (i) the Committee may provide for earlier vesting (or exercise) or lapse of the performance period upon certain events, including retirement, death or disability of a participant, unforeseeable emergency or other special circumstances, or a change in control (as defined in the Plan) and (ii) up to 5% of the maximum number of Shares that may be issued or transferred under the Plan may be used for awards that do not comply with the applicable minimum vesting requirements for such awards. In addition, under the Plan and subject to adjustment as provided in the Plan:

•no more than 750,000 Shares may be issued or transferred by the Company upon the exercise of incentive stock options; and
•no non-employee director will be granted, in any period of one calendar year, awards in excess of 50,000 Shares.

The Board generally will be able to amend the Plan, subject to shareholder approval in certain circumstances as described in the Plan.

The foregoing summary is qualified in its entirety by reference to the full text of the Plan, a copy of which is incorporated herein by reference to Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The following exhibits are included herein:

4.1
Amendment No. 1 to Seventh Amended and Restated Credit Agreement, dated June 25, 2018, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager.

10.1
Park-Ohio Holdings Corp. 2018 Equity and Incentive Compensation Plan (incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 27, 2018, Registration No. 333-225915) and incorporated by reference and made a part hereof)

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
Date: August 9, 2018