Form 10-Q
period 2019-03-31
PARK OHIO HOLDINGS CORP
filed 2019-05-07
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	PKOH	The NASDAQ Stock Market LLC
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2019: 12,632,089 shares.
Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2019	December 31, 2018
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$47.5	$55.7
Accounts receivable, net	287.9	264.4
Inventories, net	329.7	317.8
Prepaid and other current assets	75.6	82.7
Total current assets	740.7	720.6
Property, plant and equipment, net	224.7	219.4
Operating lease right-of-use assets	67.9	—
Goodwill	103.2	103.4
Intangible assets, net	93.5	95.3
Other long-term assets	79.8	69.8
Total assets	$1,309.8	$1,208.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$194.9	$177.8
Current portion of long-term debt and short-term debt	17.9	17.9
Current portion of operating lease liabilities	12.8	—
Accrued expenses and other	100.1	103.2
Total current liabilities	325.7	298.9
Long-term liabilities, less current portion:
Debt	546.1	547.5
Long-term operating lease liabilities	55.9	—
Other long-term liabilities	52.8	49.5
Total long-term liabilities	654.8	597.0
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	315.5	299.0
Noncontrolling interests	13.8	13.6
Total equity	329.3	312.6
Total liabilities and shareholders' equity	$1,309.8	$1,208.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data)
Net sales	$420.1	$405.7
Cost of sales	354.8	340.6
Gross profit	65.3	65.1
Selling, general and administrative expenses	42.8	43.0
Operating income	22.5	22.1
Other components of pension income and other postretirement benefits expense, net	1.3	2.3
Interest expense, net	(8.2)	(8.4)
Income before income taxes	15.6	16.0
Income tax expense	(3.9)	(5.8)
Net income	11.7	10.2
Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$11.2	$9.8

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.92	$0.80
Diluted	$0.90	$0.78
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.3
Diluted	12.4	12.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net income	$11.7	$10.2
Other comprehensive income, net of tax:
Currency translation	0.7	4.2
Pension and other postretirement benefits	5.3	1.3
Total other comprehensive income	6.0	5.5
Total comprehensive income, net of tax	17.7	15.7
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.4)
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$17.2	$15.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2019	15,555,275	$15.6	$125.7	$265.9	$(67.3)	$(40.9)	$13.6	$312.6
Other comprehensive income	—	—	—	11.2	—	6.0	0.5	17.7
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Stock-based compensation activity	38,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.3)	(1.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2019	15,593,275	$15.6	$127.6	$275.5	$(68.3)	$(34.9)	$13.8	$329.3

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2018	15,153,009	$15.2	$117.8	$216.1	$(55.2)	$(17.9)	$12.0	$288.0
Other comprehensive income	—	—	—	9.8	—	5.5	0.4	15.7
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Stock-based compensation activity	12,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchase of treasury stock (26,917 shares)	—	—	—	—	(1.0)	—	—	(1.0)
Payments of withholding taxes on share awards	—	—	—	—	(1.1)	—	—	(1.1)
Adoption of ASU 2014-09	—	—	—	2.6	—	—	—	2.6
Balance at March 31, 2018	15,165,009	$15.2	$120.0	$226.9	$(57.3)	$(12.4)	$12.4	$304.8

	Three Months Ended March 31,
	2019	2018
Dividends per common share	$0.125	$0.125
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
OPERATING ACTIVITIES
Net income	$11.7	$10.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.2	8.9
Stock-based compensation expense	1.9	2.2
Net impact of Tax Cuts and Jobs Act	—	1.2
Changes in operating assets and liabilities:
Accounts receivable	(23.0)	(16.5)
Inventories	(11.2)	(9.2)
Prepaid and other current assets	6.9	(2.2)
Accounts payable and accrued expenses	11.2	15.0
Other	(0.1)	(1.2)
Net cash provided by operating activities	6.6	8.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10.6)	(8.9)
Business acquisitions, net of cash acquired	—	(36.7)
Net cash used by investing activities	(10.6)	(45.6)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	1.3	47.3
Payments on term loans and other debt	(2.2)	(3.6)
Proceeds from term loans and other debt	1.1	3.7
Payments on finance lease facilities, net	(1.6)	(1.2)
Dividends	(1.9)	(1.6)
Purchase of treasury shares	—	(0.6)
Payments of withholding taxes on share awards	(1.0)	(1.1)
Net cash (used) provided by financing activities	(4.3)	42.9
Effect of exchange rate changes on cash	0.1	0.7
(Decrease) increase in cash and cash equivalents	(8.2)	6.4
Cash and cash equivalents at beginning of period	55.7	82.8
Cash and cash equivalents at end of period	$47.5	$89.2
Interest paid	$2.0	$2.2
Income taxes paid	$2.1	$2.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This accounting standard requires that a lessee recognize a right-of-use asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, rather than as of the beginning of the earliest period presented. The Company elected to transition to the new standard on its effective date of January 1, 2019 and therefore did not adjust its prior period financial information. On the transition date, we recognized operating right-of-use assets and related lease liabilities of approximately $69.7 million. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also made an accounting policy election not to record a right-of-use asset or lease liability related to leases with an initial term of 12 months or less, and elected to not separate lease and non-lease components for all leases. See Note 10, "Leases" for additional disclosure.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, “Income Statement—Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company has evaluated ASU 2018-02 and has decided not to make the election to reclassify the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings.

Recent Accounting Pronouncements Not Yet Adopted

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the requirements on fair value measurements by removing, modifying or adding certain disclosures. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

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

	Three Months Ended March 31,
	2019	2018
	(In millions)
PRODUCT LINE
Supply Technologies	$144.8	$138.8
Engineered specialty fasteners and other products	20.5	22.1
Supply Technologies Segment	165.3	160.9

Fuel, rubber and plastic products	89.6	99.2
Aluminum products	48.7	46.2
Assembly Components Segment	138.3	145.4

Industrial equipment	80.6	74.5
Forged and machined products	35.9	24.9
Engineered Products Segment	116.5	99.4

Total revenues	$420.1	$405.7

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2019
GEOGRAPHIC REGION
United States	$110.4	$101.7	$68.1	$280.2
Europe	26.5	4.3	20.4	51.2
Asia	11.3	5.2	14.9	31.4
Mexico	13.7	9.0	3.0	25.7
Canada	3.2	17.7	7.6	28.5
Other	0.2	0.4	2.5	3.1
Total	$165.3	$138.3	$116.5	$420.1

Three Months Ended March 31, 2018
GEOGRAPHIC REGION
United States	$103.3	$101.8	$53.5	$258.6
Europe	26.0	1.2	18.8	46.0
Asia	13.9	7.8	11.7	33.4
Mexico	14.2	8.5	8.0	30.7
Canada	3.4	25.7	5.2	34.3
Other	0.1	0.4	2.2	2.7
Total	$160.9	$145.4	$99.4	$405.7

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

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net sales:
Supply Technologies	$165.3	$160.9
Assembly Components	138.3	145.4
Engineered Products	116.5	99.4
	$420.1	$405.7
Segment operating income:
Supply Technologies	$13.1	$12.5
Assembly Components	8.3	12.6
Engineered Products	8.1	5.7
Total segment operating income	29.5	30.8
Corporate costs	(7.0)	(8.7)
Operating income	22.5	22.1
Other components of pension income and other postretirement benefits expense, net	1.3	2.3
Interest expense, net	(8.2)	(8.4)
Income before income taxes	$15.6	$16.0

NOTE 5 — Acquisitions

On February 1, 2018, the Company acquired Canton Drop Forge (“CDF”) for $35.6 million in cash for its Engineered Products segment.  CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets.

On October 1, 2018, the Company acquired Hydrapower Dynamics Limited (“Hydrapower”) for $7.8 million in cash for its Assembly Components segment. Headquartered in Birmingham, England, Hydrapower is a manufacturer of fluid handling systems incorporating hoses, manipulated tubes and fabricated assemblies for the bus and truck, automotive, agricultural and construction end markets.

During 2018, the Company made two other acquisitions in its Supply Technologies segment totaling a cash purchase price of $3.5 million. Both acquired companies distribute products into the aerospace and defense end markets.

During the first quarter of 2019, the Company finalized its valuations of the 2018 acquisitions, resulting in immaterial changes to goodwill and deferred income tax liabilities.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

NOTE 6 — Inventories

Inventories, net consist of the following:

	March 31, 2019	December 31, 2018
	(In millions)
Raw materials and supplies	$88.9	$85.0
Work in process	49.8	48.9
Finished goods	189.1	182.0
LIFO reserve	1.9	1.9
Inventories, net	$329.7	$317.8

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2019 and 2018:

	2019	2018
	(In millions)
January 1	$6.2	$7.9
Claims paid	(0.8)	(1.6)
Warranty expense	1.3	1.6
March 31	$6.7	$7.9

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.
Income tax expense for the three months ended March 31, 2019 was $3.9 million, representing an effective income tax rate of 25.4%, compared to income tax expense of $5.8 million, or 36.3%, in the three months ended March 31, 2018.  The rate in the 2018 period was negatively impacted by discrete items totaling $0.9 million of expense, primarily for one-time charges related to enactment of the TCJA.
NOTE 9 — Financing Arrangements

Debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2019	March 31, 2019	December 31, 2018
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.67%	166.6	165.1
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	11.0	12.6
Finance Leases	Various	Various	19.1	20.7
Other	Various	Various	24.6	24.7
Gross debt			571.3	573.1
Less current portion of long-term and short-term debt			(17.9)	(17.9)
Less unamortized debt issuance costs			(7.3)	(7.7)
Total long-term debt, net			$546.1	$547.5

In 2018, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, Park-Ohio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. We had outstanding bank guarantees of approximately $28.5 million at March 31, 2019 and $27.5 million at December 31, 2018 under our credit agreements.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $25.2 million as of March 31, 2019, as well as a revolving credit facility for up to $11.2 million to fund working capital and general corporate needs. The Company had $11.0 million outstanding on the loan as of March 31, 2019. No amounts have been drawn on the revolving credit facility as of March 31, 2019.

In 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $19.1 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2019.
In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $8.6 million of borrowings outstanding under this agreement as of March 31, 2019, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	March 31, 2019	December 31, 2018
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$352.2	$345.8

NOTE 10 — Leases

We lease manufacturing facilities, warehouse space, office space, machinery and equipment, information technology equipment and vehicles under operating leases. We also lease one building and machinery and equipment under finance leases. For operating leases with terms greater than 12 months, we record the operating right-of-use asset and related lease liability at the present value of lease payments over the lease term. In certain real estate leases, we have options to renew lease terms, generally at our sole discretion. We evaluate renewal options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors.

The discount rate implicit in our operating leases is generally not determinable, and therefore the Company determines the discount rate for each lease based on its incremental borrowing rate. The incremental borrowing rate is calculated based on lease term, currency and collateral adjustments.

During the three months ended March 31, 2019, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $2.2 million.

Balance Sheet as of March 31, 2019

	Classification on the Balance Sheet	March 31, 2019
Assets		(in millions)
Operating lease assets	Operating lease right-of-use assets	$67.9
Finance lease assets	Property, plant and equipment, net	26.5
Total lease assets		$94.4

Liabilities
Current
Operating	Current portion of operating lease liabilities	$12.8
Finance	Current portion of long-term debt and short-term debt	6.6
Noncurrent
Operating	Long-term operating lease liabilities	55.9
Finance	Debt	12.5
Total lease liabilities		$87.8

Weighted-average remaining lease term (in years)
Operating leases		7.3
Finance leases		4.2
Weighted-average discount rate
Operating leases		5.3%
Finance leases		3.8%

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

Lease Costs for the three months ended March 31, 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

March 31, 2019
Finance lease cost	(in millions)
Amortization of right-of-use assets	$1.0
Interest on lease liabilities	0.2
Operating lease cost	4.6
Other lease cost(1)	1.0
Total lease cost	$6.8

(1) - Other lease cost includes short-term lease costs and variable lease costs.

Total lease cost for the three months ended March 31, 2018 was $6.4 million.

Cash Flow Information

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	(in millions)
Operating cash flows for operating leases	$4.4
Operating cash flows for finance leases	$0.2
Financing cash flows for finance leases	$1.6

Maturities of Lease Liabilities

	March 31, 2019
	Operating Leases	Finance Leases
	(in millions)
Remainder of 2019	$12.4	$5.5
2020	13.4	6.5
2021	10.7	3.3
2022	9.5	2.2
2023	8.7	1.4
Thereafter	28.1	1.6
Total lease payments	82.8	20.5
Less: amount of lease payments representing interest	(14.1)	(1.4)
Total present value of future lease payments	$68.7	$19.1

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the three months ended March 31, 2019 is as follows:

	2019
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	529,947	$35.98	—	$—
Granted	41,000	32.53	50,000	32.55
Vested	(74,834)	35.93	—	—
Cancelled or expired	(3,000)	43.70	—	—
Outstanding - end of period	493,113	$35.65	50,000	$32.55

Total stock-based compensation expense included in Selling, general and administrative expenses during the first three months of 2019 and 2018 was $1.9 million and $2.2 million, respectively. As of March 31, 2019, there was $9.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 12 — Commitments, Contingencies and Litigation Settlement

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Service costs	$0.9	$1.0	$—	$—
Interest costs	0.7	0.5	0.1	0.1
Expected return on plan assets	(2.7)	(2.9)	—	—
Recognized net actuarial loss	0.6	0.1	—	—
Net periodic benefit (income) costs	$(0.5)	$(1.3)	$0.1	$0.1
Weighted average:
Discount rate for PBO	4.11%	3.52%	4.06%	3.32%
Discount rate for interest cost	3.72%	3.10%	3.72%	2.89%
Discount rate for service cost	4.10%	3.57%	4.34%	3.70%
Expected return on plan assets	8.25%	8.25%

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2019	$(21.3)	$(19.6)	$(40.9)
Currency translation (a)	0.7	—	0.7
Pension and OPEB activity, net of tax	—	5.3	5.3
March 31, 2019	$(20.6)	$(14.3)	$(34.9)

January 1, 2018	$(11.6)	$(6.3)	$(17.9)
Currency translation (a)	4.2	—	4.2
Pension and OPEB activity, net of tax	—	1.3	1.3
March 31, 2018	$(7.4)	$(5.0)	$(12.4)

(a)	No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

NOTE 15 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Weighted average basic shares outstanding	12.2	12.3
Plus: Dilutive impact of employee stock awards	0.2	0.2
Weighted average diluted shares outstanding	12.4	12.5

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are excluded from the computation of diluted earnings per share. Anti-dilutive shares were immaterial for the three months ended March 31, 2019, and there were no anti-dilutive shares for the three months ended March 31, 2018.

NOTE 16 — Subsequent Events

On April 26, 2019, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 29, 2019 to shareholders of record as of the close of business on May 15, 2019 and will result in a cash outlay of approximately $1.6 million.

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

Subsequent Event

On April 26, 2019, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 29, 2019 to shareholders of record as of the close of business on May 15, 2019 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$420.1	$405.7	$14.4	3.5%
Cost of sales	354.8	340.6	14.2	4.2%
Gross profit	65.3	65.1	0.2	0.3%
Gross margin	15.5%	16.0%
Selling, general and administrative (“SG&A”) expenses	42.8	43.0	(0.2)	(0.5)%
SG&A expenses as a percentage of net sales	10.2%	10.6%
Operating income	22.5	22.1	0.4	1.8%
Other components of pension income and other postretirement benefits expense, net	1.3	2.3	(1.0)	(43.5)%
Interest expense, net	(8.2)	(8.4)	0.2	(2.4)%
Income before income taxes	15.6	16.0	(0.4)	(2.5)%
Income tax expense	(3.9)	(5.8)	1.9	(32.8)%
Net income	11.7	10.2	1.5	14.7%
Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.1)	25.0%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$11.2	$9.8	$1.4	14.3%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.92	$0.80	$0.12	15.0%
Diluted	$0.90	$0.78	$0.12	15.4%

Net Sales

Net sales increased 3.5%, to $420.1 million in the first three months of 2019, compared to $405.7 million in the same period in 2018, due primarily to a full three months of sales for Canton Drop Forge (“CDF”), which was acquired on February 1, 2018, and sales from the October 2018 acquisition of Hydrapower Dynamics Limited (“Hydrapower”). Also, net sales were higher in the 2019 period due to increased demand in our Supply Technologies and Engineered Products segments, which together more than offset lower sales in our Assembly Components segment.

The factors explaining the changes in segment net sales for the three months ended March 31, 2019 compared to the corresponding 2018 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $354.8 million in the first three months of 2019, compared to $340.6 million in the same period in 2018. The increase in cost of sales was primarily due to the increase in net sales during the 2019 period compared to the same period in 2018.

Gross margin was comparable year-over-year at 15.5% in the first quarter of 2019 compared to 16.0% in the corresponding period in 2018. The decrease was due primarily to $1.4 million of non-recurring costs related to plant closure and consolidation, unfavorable sales mix and continuing start-up costs related to new facilities in China and Mexico, all in our Assembly Components segment.

SG&A Expenses

SG&A expenses decreased to $42.8 million in the first three months of 2019, compared to $43.0 million in the same period in 2018. As a percentage of net sales, SG&A expenses were 10.2% in the 2019 period compared to 10.6% in the 2018 period. This improvement was due primarily to relatively comparable SG&A expenses over a higher sales base.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $1.3 million in the three months ended March 31, 2019 compared to $2.3 million in the corresponding period in 2018. This decrease in the 2019 period relates to the recognition of higher net actuarial losses in 2019 compared to the prior-year period, driven by lower returns on plan assets in 2018 to be amortized over future periods starting in 2019.

Interest Expense, net

Interest expense, net was $8.2 million in the first quarter of 2019 compared to $8.4 million in 2018. The lower expense in 2019 was driven by debt repayments during the second half of 2018, which lowered outstanding debt balances, partially offset by slightly higher interest rates on our revolving credit facility in the first quarter of 2019 compared to the 2018 period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was $3.9 million, representing an effective income tax rate of 25.4%, compared to income tax expense of $5.8 million, or 36.3%, in the three months ended March 31, 2018. The rate in the 2018 period was negatively impacted by discrete items totaling $0.9 million of expense, primarily for one-time charges related to enactment of the U.S. Tax Cuts and Jobs Act (the “TCJA”).

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

Supply Technologies Segment

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net sales	$165.3	$160.9
Segment operating income	$13.1	$12.5
Segment operating income margin	7.9%	7.8%

Three months ended March 31:

Net sales increased 2.7% in the three months ended March 31, 2019 compared to the 2018 period due primarily to higher customer demand in certain end markets, including the Company’s truck and truck-related market, which was up 37% year-over-year, and the Company’s aerospace and defense market, which was up 21% year-over-year. These increases were partially offset by lower customer demand in the Company’s semiconductor market, which was down 28% year-over-year.

Segment operating income increased by $0.6 million due to the favorable impact of higher sales in the 2019 period compared to the same period a year ago. Segment operating income margin was up 10 basis points in the 2019 period compared to a year ago, driven by favorable sales mix and the benefit of profit flow-through from the higher sales.

Assembly Components Segment

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net sales	$138.3	$145.4
Segment operating income	$8.3	$12.6
Segment operating income margin	6.0%	8.7%

Three months ended March 31:

Net sales decreased 4.9% in the 2019 period compared to the 2018 period due primarily to lower sales volumes in our fuel products line, caused by end-of-life programs. This decrease was partially offset by sales growth of 5% on our aluminum products business due to new programs, and sales from the October 2018 acquisition of Hydrapower.

Segment operating income in the 2019 period decreased by $4.3 million, and segment operating income margin decreased to 6.0% from 8.7% in the corresponding period of 2018.  These decreases were due primarily to the lower sales volumes noted above, $1.4 million of non-recurring costs related to the closure of two facilities, sales mix and costs related to new facilities in China and Mexico. As a result of the reduced sales volumes in this segment, during the first quarter of 2019, the Company initiated several cost reduction actions to improve profitability, including the closure and consolidation of two manufacturing facilities.

Engineered Products Segment

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net sales	$116.5	$99.4
Segment operating income	$8.1	$5.7
Segment operating income margin	7.0%	5.7%

Three months ended March 31:

Net sales were 17.2% higher in the 2019 period compared to the 2018 period. The growth was due to organic growth driven by increased customer demand for our induction heating, pipe threading and forged steel and machined products, and a full quarter of sales from the acquisition of CDF.

Segment operating income in the 2019 period increased by $2.4 million and segment operating income margin improved by 130 basis points compared to the corresponding 2018 period. These increases were driven by the profit flow-through from the higher sales in the 2019 quarter compared to the same quarter a year ago, and the income from CDF.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Three Months Ended March 31,
	2019	2018	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$6.6	$8.4	$(1.8)
Investing activities	(10.6)	(45.6)	35.0
Financing activities	(4.3)	42.9	(47.2)
Effect of exchange rate changes on cash	0.1	0.7	(0.6)
(Decrease) increase in cash and cash equivalents	$(8.2)	$6.4	$(14.6)

Operating Activities

Cash provided by operating activities decreased from the comparable period in the prior year, as higher profitability in 2019 was more than offset by higher working capital in the first three months of 2019.

Investing Activities

Capital expenditures were $10.6 million for the three months ended March 31, 2019, and were primarily to fund growth and maintain operations. In the comparable period of 2018, we had $8.9 million of capital expenditures and completed the acquisition of CDF for $36.7 million in cash.

Financing Activities

During the first three months of 2019, we made net debt repayments of $1.4 million. In the comparable period of 2018, we had net debt borrowings of $46.2 million, primarily to fund the CDF acquisition and higher working capital levels.

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons, other than the letters of credits disclosed in Note 9 to the condensed consolidated financial statements, included elsewhere herein.

Liquidity

Our liquidity needs are primarily for working capital, capital expenditures, dividends and acquisitions. Our primary sources of liquidity have been funds provided by operations, funds available from existing bank credit arrangements and the sale of our debt securities. Our existing financial resources (working capital and available bank borrowing arrangements) and anticipated cash flow from operations are expected to be adequate to meet anticipated cash requirements for at least the next twelve months, including but not limited to our ability to maintain current operations and fund capital expenditure requirements, service our debt, pay dividends, pursue acquisitions, and repurchase shares.

As of March 31, 2019, we had $166.6 million outstanding under our revolving credit facility, approximately $205.0 million of unused borrowing availability, and cash and cash equivalents of $47.5 million.

The Company had cash and cash equivalents held by foreign subsidiaries of $39.8 million at March 31, 2019 and $46.2 million at December 31, 2018. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

In connection with the enactment of the TCJA, the Company has recorded a transition tax related to previously-unremitted earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

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

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $19.1 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2019.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

Our debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. At March 31, 2019, our debt service coverage ratio was 1.9; therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement.

We were also in compliance with the other covenants contained in the revolving credit facility as of March 31, 2019. While we expect to remain in compliance throughout 2019, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends of $1.6 million during the three months ended March 31, 2019. In April 2019, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 29, 2019 to shareholders of record as of the close of business on May 15, 2019 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations are at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2018, both contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2019, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.4 million during the three-month period ended March 31, 2019.

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

Except as set forth below, during the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2019, we implemented a new lease accounting system and related processes in response to the adoption of Accounting Standards Update No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. This adoption materially affected our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2019:

We were a co-defendant in approximately 87 cases asserting claims on behalf of approximately 190 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2019	1,791	(2)	$31.46	—	382,685
February 1 — February 28, 2019	2,093	(2)	32.46	—	382,685
March 1 — March 31, 2019	26,637	(2)	32.90	—	382,685
Total	30,521		$32.78	—	382,685

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 30,521 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: May 7, 2019