Form 10-Q
period 2019-06-30
PARK OHIO HOLDINGS CORP
filed 2019-08-08
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2019: 12,480,198 shares.

2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2019	December 31, 2018
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$45.3	$55.7
Accounts receivable, net	288.4	264.4
Inventories, net	329.8	317.8
Prepaid and other current assets	80.0	82.7
Total current assets	743.5	720.6
Property, plant and equipment, net	232.0	219.4
Operating lease right-of-use assets	64.7	—
Goodwill	106.4	103.4
Intangible assets, net	95.4	95.3
Other long-term assets	82.3	69.8
Total assets	$1,324.3	$1,208.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$183.9	$177.8
Current portion of long-term debt and short-term debt	17.8	17.9
Current portion of operating lease liabilities	11.9	—
Accrued expenses and other	100.1	103.2
Total current liabilities	313.7	298.9
Long-term liabilities, less current portion:
Debt	570.5	547.5
Long-term operating lease liabilities	54.1	—
Other long-term liabilities	55.8	49.5
Total long-term liabilities	680.4	597.0
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	316.5	299.0
Noncontrolling interests	13.7	13.6
Total equity	330.2	312.6
Total liabilities and shareholders' equity	$1,324.3	$1,208.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data)
Net sales	$415.3	$432.2	$835.4	$837.9
Cost of sales	349.1	359.1	703.9	699.7
Gross profit	66.2	73.1	131.5	138.2
Selling, general and administrative expenses	46.9	47.8	89.7	90.8
Gain on sale of assets	—	(1.9)	—	(1.9)
Operating income	19.3	27.2	41.8	49.3
Other components of pension income and other postretirement benefits expense, net	1.5	2.1	2.8	4.4
Interest expense, net	(8.7)	(8.8)	(16.9)	(17.2)
Income before income taxes	12.1	20.5	27.7	36.5
Income tax expense	(4.2)	(5.5)	(8.1)	(11.3)
Net income	7.9	15.0	19.6	25.2
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.8)	(0.6)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$7.6	$14.8	$18.8	$24.6

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.62	$1.20	$1.54	$2.00
Diluted	$0.61	$1.18	$1.51	$1.96
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.3	12.2	12.3
Diluted	12.4	12.6	12.4	12.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net income	$7.9	$15.0	$19.6	$25.2
Other comprehensive (loss) income, net of tax:
Currency translation	(2.5)	(10.3)	(1.8)	(6.2)
Pension and other postretirement benefits	0.4	—	5.7	1.4
Total other comprehensive (loss) income	(2.1)	(10.3)	3.9	(4.8)
Total comprehensive income, net of tax	5.8	4.7	23.5	20.4
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.2)	(0.8)	(0.6)
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$5.5	$4.5	$22.7	$19.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2019	15,555,275	$15.6	$125.7	$265.9	$(67.3)	$(40.9)	$13.6	$312.6
Other comprehensive income	—	—	—	11.2	—	6.0	0.5	17.7
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Stock-based compensation activity	38,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.3)	(1.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2019	15,593,275	15.6	127.6	275.5	(68.3)	(34.9)	13.8	329.3
Other comprehensive income	—	—	—	7.6	—	(2.1)	0.3	5.8
Stock-based compensation expense	—	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation activity	(75,550)	(0.1)	0.1	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.4)	(2.0)
Purchases of treasury stock (27,069)	—	—	—	—	(0.9)	—	—	(0.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.8)	—	—	(1.8)
Balance at June 30, 2019	15,517,725	$15.5	$127.5	$281.5	$(71.0)	$(37.0)	$13.7	$330.2

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2018	15,153,009	$15.2	$117.8	$216.1	$(55.2)	$(17.9)	$12.0	$288.0
Other comprehensive income	—	—	—	9.8	—	5.5	0.4	15.7
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Stock-based compensation activity	12,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (26,917 shares)	—	—	—	—	(1.1)	—	—	(1.1)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Adoption of ASU 2014-09	—	—	—	2.6	—	—	—	2.6
Balance at March 31, 2018	15,165,009	15.2	120.0	226.9	(57.3)	(12.4)	12.4	304.8
Other comprehensive income	—	—	—	14.8	—	(10.3)	0.2	4.7
Stock-based compensation expense	—	—	2.4	—	—	—	—	2.4
Stock-based compensation activity	386,450	0.4	(0.4)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2018	15,551,459	$15.6	$122.0	$240.1	$(59.3)	$(22.7)	$12.6	$308.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends per common share	$0.125	$0.125	$0.250	$0.250
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In millions)
OPERATING ACTIVITIES
Net income	$19.6	$25.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	17.7	18.1
Stock-based compensation expense	1.7	4.6
Net impact of Tax Cuts and Jobs Act	—	1.2
Gain on sale of assets	—	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	(20.9)	(36.4)
Inventories	(10.7)	(17.7)
Prepaid and other current assets	5.4	(13.5)
Accounts payable and accrued expenses	(6.5)	22.0
Other	(3.5)	(2.9)
Net cash provided (used) by operating activities	2.8	(1.3)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.7)	(22.3)
Proceeds from sale of assets	—	2.8
Business acquisitions, net of cash acquired	(7.6)	(35.6)
Net cash used by investing activities	(28.3)	(55.1)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	27.7	74.6
Payments on term loans and other debt	(2.8)	(2.6)
Proceeds from term loans and other debt	0.7	2.2
Payments on finance lease facilities, net	(3.2)	(2.3)
Dividends	(3.9)	(3.2)
Purchase of treasury shares	(0.9)	(0.6)
Payments of withholding taxes on share awards	(2.8)	(3.5)
Net cash provided by financing activities	14.8	64.6
Effect of exchange rate changes on cash	0.3	(2.6)
(Decrease) increase in cash and cash equivalents	(10.4)	5.6
Cash and cash equivalents at beginning of period	55.7	82.8
Cash and cash equivalents at end of period	$45.3	$88.4
Interest paid	$15.8	$16.3
Income taxes paid	$5.3	$8.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This accounting standard requires that a lessee recognize a right-of-use asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. In July 2018, the FASB issued updated guidance, which allows an additional transition method to adopt the new leases standard at the adoption date, rather than as of the beginning of the earliest period presented. The Company elected to transition to the new standard on its effective date of January 1, 2019 and therefore did not adjust its prior period financial information. On the transition date, we recognized operating right-of-use assets and related lease liabilities of approximately $69.7 million. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also made an accounting policy election not to record a right-of-use asset or lease liability related to leases with an initial term of 12 months or less, and elected to not separate lease and non-lease components for all leases. See Note 10, "Leases" for additional disclosure.

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
June 30, 2019

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
PRODUCT LINE
Supply Technologies	$141.0	$146.1	$285.8	$284.9
Engineered specialty fasteners and other products	20.5	20.1	41.0	42.2
Supply Technologies Segment	161.5	166.2	326.8	327.1

Fuel, rubber and plastic products	91.1	99.2	180.7	198.4
Aluminum products	45.2	54.0	93.9	100.2
Assembly Components Segment	136.3	153.2	274.6	298.6

Industrial equipment	80.7	78.5	161.3	153.0
Forged and machined products	36.8	34.3	72.7	59.2
Engineered Products Segment	117.5	112.8	234.0	212.2

Total revenues	$415.3	$432.2	$835.4	$837.9

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2019
GEOGRAPHIC REGION
United States	$110.6	$97.0	$67.9	$275.5
Europe	24.2	3.8	20.4	48.4
Asia	9.5	4.0	15.8	29.3
Mexico	13.4	10.6	3.4	27.4
Canada	3.3	20.5	6.6	30.4
Other	0.5	0.4	3.4	4.3
Total	$161.5	$136.3	$117.5	$415.3

Three Months Ended June 30, 2018
GEOGRAPHIC REGION
United States	$110.5	$109.3	$66.1	$285.9
Europe	25.6	1.2	20.3	47.1
Asia	13.2	8.7	14.9	36.8
Mexico	13.5	8.1	3.5	25.1
Canada	3.4	25.6	5.7	34.7
Other	—	0.3	2.3	2.6
Total	$166.2	$153.2	$112.8	$432.2

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Supply Technologies Segment		Assembly Components Segment		Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2019
GEOGRAPHIC REGION
United States	$221.0		$198.7		$136.0	$555.7
Europe	50.7		8.1		40.8	99.6
Asia	20.8		9.2		30.7	60.7
Mexico	27.1		19.6		6.4	53.1
Canada	6.5		38.2		14.2	58.9
Other	0.7		0.8		5.9	7.4
Total	$326.8		$274.6		$234.0	$835.4

Six Months Ended June 30, 2018
GEOGRAPHIC REGION
United States	$213.8		$211.1		$119.6	$544.5
Europe	51.6		2.4		39.1	93.1
Asia	27.1		16.5	26,600,000	26.6	70.2
Mexico	27.7	5,000,000	16.6		11.5	55.8
Canada	6.8		51.3		10.9	69.0
Other	0.1		0.7		4.5	5.3
Total	$327.1		$298.6		$212.2	$837.9

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits expense, net; and interest expense, net.

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net sales:
Supply Technologies	$161.5	$166.2	$326.8	$327.1
Assembly Components	136.3	153.2	274.6	298.6
Engineered Products	117.5	112.8	234.0	212.2
	$415.3	$432.2	$835.4	$837.9
Segment operating income:
Supply Technologies	$11.3	$13.5	$24.4	$26.0
Assembly Components	8.3	11.7	16.6	24.3
Engineered Products	11.5	9.5	19.6	15.2
Total segment operating income	31.1	34.7	60.6	65.5
Corporate costs	(7.5)	(9.4)	(14.5)	(18.1)
One-time net expense related to former President(a)	(4.3)	—	(4.3)	—
Gain on sale of assets	—	1.9	—	1.9
Operating income	19.3	27.2	41.8	49.3
Other components of pension income and other postretirement benefits expense, net	1.5	2.1	2.8	4.4
Interest expense, net	(8.7)	(8.8)	(16.9)	(17.2)
Income before income taxes	$12.1	$20.5	$27.7	$36.5

(a) On June 17, 2019, Edward F. Crawford, our President, retired and resigned to become the U.S. Ambassador to Ireland. In connection with his resignation, the Company incurred one-time net expense of $4.3 million, consisting of a $6.0 million payment and reversal of $1.7 million of previously-recorded expense related to restricted stock forfeitures.

NOTE 5 — Acquisitions

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for $9.1 million, including a working capital adjustment and contingent consideration.  EP, which has annual revenue of approximately $20 million, is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail. EP is included in the Company's Engineered Products segment.

At closing, the Company paid $7.6 million in cash (net of $10.4 million of cash and cash equivalents acquired). In July 2019, the Company paid an additional $0.5 million upon finalization of the net working capital adjustment. In addition, the purchase agreement of EP stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.0 million as of June 30, 2019, resulting in a total purchase price of $9.1 million.

The allocation of the purchase price for EP is subject to finalization of the Company's determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, and could be materially different than the estimates presented below. The Company has not yet completed its analysis of the fair value of property, plant and equipment; intangible assets; and deferred income taxes. The final allocation is expected to be completed in 2019 but no later than one year after the acquisition date. Below is the initial estimated purchase price allocation related to the acquisition of EP:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

(In millions)
Net working capital	$0.1
Property, plant and equipment	3.7
Intangible assets	3.5
Goodwill	3.3
Deferred income tax liabilities	(1.5)
Total purchase price (including working capital adjustment and contingent consideration)	$9.1

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

NOTE 6 — Inventories

Inventories, net consist of the following:

	June 30, 2019	December 31, 2018
	(In millions)
Raw materials and supplies	$88.0	$85.0
Work in process	52.8	48.9
Finished goods	187.1	182.0
LIFO reserve	1.9	1.9
Inventories, net	$329.8	$317.8

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the six months ended June 30, 2019 and 2018:

	2019	2018
	(In millions)
January 1	$6.2	$7.9
Claims paid	(1.6)	(2.5)
Warranty expense	2.5	2.5
June 30	$7.1	$7.9

NOTE 8 — Income Taxes

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.
Income tax expense for the three months ended June 30, 2019 was $4.2 million, representing an effective rate of 34.3% compared to income tax expense of $5.5 million, or 26.8%, for the three months ended June 30, 2018. The higher rate in the 2019 period was due to the impact of the $6.0 million one-time, non-deductible payment.
Income tax expense for the six months ended June 30, 2019 was $8.1 million, representing an effective rate of 29.2%, compared to income tax expense of $11.3 million, or 30.9%, for the six months ended June 30, 2018. The rate in the 2019 period includes the impact of the $6.0 million one-time, non-deductible payment. The rate in the 2018 period includes $1.2 million of non-recurring expense related to adoption of the TJCA, which increased the effective rate by 330 basis points.

NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2019	June 30, 2019	December 31, 2018
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.62%	192.7	165.1
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	8.3	12.6
Finance Leases	Various	Various	17.5	20.7
Other	Various	Various	26.8	24.7
Gross debt			595.3	573.1
Less current portion of long-term and short-term debt			(17.8)	(17.9)
Less unamortized debt issuance costs			(7.0)	(7.7)
Total long-term debt, net			$570.5	$547.5

In 2018, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, Park-Ohio has the option, pursuant to the amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. We had outstanding bank guarantees of approximately $31.0 million at June 30, 2019 and $27.5 million at December 31, 2018 under the Credit Agreements.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $25.5 million as of June 30, 2019, as well as a revolving credit facility for up to $11.3 million to fund working capital and

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

general corporate needs. The Company had $8.3 million outstanding on the loan as of June 30, 2019. No amounts have been drawn on the revolving credit facility as of June 30, 2019.

In 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.5 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2019.
In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $8.9 million of borrowings outstanding under this agreement as of June 30, 2019, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2019	December 31, 2018
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$358.8	$345.8

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

During the six months ended June 30, 2019, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $4.6 million.

Balance Sheet as of June 30, 2019

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Classification on the Balance Sheet	June 30, 2019
Assets		(in millions)
Operating lease assets	Operating lease right-of-use assets	$64.7
Finance lease assets	Property, plant and equipment, net	25.8
Total lease assets		$90.5

Liabilities
Current
Operating	Current portion of operating lease liabilities	$11.9
Finance	Current portion of long-term debt and short-term debt	6.7
Noncurrent
Operating	Long-term operating lease liabilities	54.1
Finance	Debt	10.8
Total lease liabilities		$83.5

Weighted-average remaining lease term (in years)
Operating leases		7.2
Finance leases		4.0
Weighted-average discount rate
Operating leases		5.3%
Finance leases		3.8%

Lease Costs for the three and six months ended June 30, 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost	(in millions)
Amortization of right-of-use assets	$0.9	$1.8
Interest on lease liabilities	0.1	0.3
Operating lease cost	4.4	9.1
Other lease cost(1)	1.1	2.1
Total lease cost	$6.5	$13.3

(1) - Other lease cost includes variable lease costs and short-term lease costs.

Total lease expense for the three and six months ended June 30, 2018 was $6.6 million and $13.0 million, respectively.

Cash Flow Information

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	(in millions)
Operating cash flows for operating leases	$8.7
Operating cash flows for finance leases	$0.3
Financing cash flows for finance leases	$3.2

Maturities of Lease Liabilities

	June 30, 2019
	Operating Leases	Finance Leases
	(in millions)
Remainder of 2019	$7.9	$3.7
2020	13.2	6.5
2021	10.6	3.3
2022	9.2	2.2
2023	8.6	1.4
Thereafter	27.9	1.6
Total lease payments	77.4	18.7
Less: amount of lease payments representing interest	(11.4)	(1.2)
Total present value of future lease payments	$66.0	$17.5

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the six months ended June 30, 2019 is as follows:

	2019
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	529,947	$35.98	—	$—
Granted(a)	80,275	33.09	50,000	32.55
Vested	(206,778)	37.69	—	—
Forfeited	(115,000)	39.35	—	—
Outstanding - end of period	288,444	$32.61	50,000	$32.55

(a) Included in the granted amount are 2,825 restricted share units.

Total stock-based compensation expense included in Selling, general and administrative expenses during the three months ended June 30, 2019 and 2018 was $(0.2) million and $2.4 million, respectively. The amounts recorded for the six months ended June 30, 2019 and 2018 was $1.7 million and $4.6 million, respectively. As of June 30, 2019, there was $6.9 million of

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In millions)
Service costs	$0.9	$1.0	$1.8	$2.0	$—	$—	$—	$—
Interest costs	0.6	0.6	1.3	1.1	—	—	0.1	0.1
Expected return on plan assets	(2.7)	(2.9)	(5.4)	(5.8)	—	—	—	—
Recognized net actuarial loss	0.5	0.1	1.1	0.2	0.1	—	0.1	—
Net periodic benefit (income) costs	$(0.7)	$(1.2)	$(1.2)	$(2.5)	$0.1	$—	$0.2	$0.1
Weighted average:
Discount rate for projected benefit obligation			4.11%	3.52%			4.06%	3.32%
Discount rate for interest cost			3.72%	3.10%			3.72%	2.89%
Discount rate for service cost			4.10%	3.57%			4.34%	3.70%
Expected return on plan assets			8.25%	8.25%

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2019	$(21.3)	$(19.6)	$(40.9)
Currency translation (a)	(1.8)	—	(1.8)
Pension and OPEB activity, net of tax	—	5.7	5.7
June 30, 2019	$(23.1)	$(13.9)	$(37.0)

January 1, 2018	$(11.6)	$(6.3)	$(17.9)
Currency translation (a)	(6.2)	—	(6.2)
Pension and OPEB activity, net of tax	—	1.4	1.4
June 30, 2018	$(17.8)	$(4.9)	$(22.7)

(a)	No income taxes were provided on currency translation as foreign earnings are considered permanently re-invested.

NOTE 14 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Weighted average basic shares outstanding	12.2	12.3	12.2	12.3
Plus: Dilutive impact of employee stock awards	0.2	0.3	0.2	0.3
Weighted average diluted shares outstanding	12.4	12.6	12.4	12.6

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were immaterial for the three and six months ended June 30, 2019 and 2018.

NOTE 15 — Subsequent Events

On July 26, 2019, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 27, 2019 to shareholders of record as of the close of business on August 13, 2019 and will result in a cash outlay of approximately $1.6 million.

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

Acquisition of Erie Press

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for a total purchase price of $9.1 million. EP, which has annual revenue of approximately $20 million, is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail. EP is included in the Company's Engineered Products segment.

Subsequent Event

On July 27, 2019, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 27, 2019 to shareholders of record as of the close of business on August 13, 2019 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$415.3	$432.2	$(16.9)	(3.9)%
Cost of sales	349.1	359.1	(10.0)	(2.8)%
Gross profit	66.2	73.1	(6.9)	(9.4)%
Gross margin	15.9%	16.9%
Selling, general and administrative (“SG&A”) expenses	46.9	47.8	(0.9)	(1.9)%
SG&A as a percentage of net sales	11.3%	11.1%
Gain on sale of assets	—	(1.9)	1.9	*
Operating income	19.3	27.2	(7.9)	(29.0)%
Other components of pension income and other postretirement benefits expense, net	1.5	2.1	(0.6)	(28.6)%
Interest expense, net	(8.7)	(8.8)	0.1	(1.1)%
Income before income taxes	12.1	20.5	(8.4)	(41.0)%
Income tax expense	(4.2)	(5.5)	1.3	(23.6)%
Net income	7.9	15.0	(7.1)	(47.3)%
Net income attributable to noncontrolling interest	(0.3)	(0.2)	(0.1)	50.0%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$7.6	$14.8	$(7.2)	(48.6)%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.62	$1.20	$(0.58)	(48.3)%
Diluted	$0.61	$1.18	$(0.57)	(48.3)%
* Calculation not meaningful

Net Sales

Net sales decreased 3.9%, to $415.3 million in the second quarter of 2019, compared to $432.2 million in the same period in 2018, due primarily to lower end-market demand for our products in Supply Technologies and Assembly Components segments, driven by lower year-over-year sales from our facilities in Asia and Europe. These sales decreases were partially offset by increased sales in our Engineered Products segment, driven by increasing demand for our capital equipment and forged and machined products.

The factors explaining the changes in segment net sales for the three months ended June 30, 2019 compared to the corresponding 2018 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased to $349.1 million in the second quarter of 2019, compared to $359.1 million in the same period in 2018. The decrease in cost of sales was primarily due to the decrease in net sales for the 2019 period compared to the corresponding period in 2018.

Gross margin was 15.9% in the second quarter of 2019 compared to 16.9% in the same period in 2018. The decrease was due primarily to $1.7 million of non-recurring costs related to plant closure and consolidation, unfavorable sales mix, lower profit flow-through from the lower sales levels and an increase in product costs from both general inflation and tariffs on Chinese imported products.

SG&A Expenses

SG&A expenses decreased to $46.9 million, or 11.3% of sales, in the second quarter of 2019 compared to $47.8 million, or 11.1% of sales, in the same period in 2018. The decrease in SG&A expenses was due primarily to lower professional fees, acquisition-related expenses, restricted stock compensation expense and Corporate expenses. These decreases were partially offset by $4.3 million of one-time net expense as discussed further in Note 4 of the condensed consolidated financial statements.

Gain on Sale of Assets

During the second quarter of 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $1.5 million in the three months ended June 30, 2019 compared to $2.1 million in the corresponding period in 2018. This decrease in the 2019 period relates to the recognition of higher net actuarial losses in 2019 compared to the prior-year period, driven by lower returns on plan assets in 2018 to be amortized over future periods starting in 2019.

Interest Expense, net

Interest expense, net was $8.7 million in the second quarter of 2019 compared to $8.8 million in the 2018 period. The decrease was due to lower average outstanding borrowings, partially offset by the impact of a slightly higher average interest rate.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 was $4.2 million, representing an effective rate of 34.3%, compared to income tax expense of $5.5 million, or 26.8%, for the three months ended June 30, 2018. The higher rate in the 2019 period was due to the impact of the $6.0 million one-time, non-deductible payment discussed further in Note 4 of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$835.4	$837.9	$(2.5)	(0.3)%
Cost of sales	703.9	699.7	4.2	0.6%
Gross profit	131.5	138.2	(6.7)	(4.8)%
Gross margin	15.7%	16.5%
SG&A expenses	89.7	90.8	(1.1)	(1.2)%
SG&A expenses as a percentage of net sales	10.7%	10.8%
Gain on sale of assets	—	(1.9)	1.9	*
Operating income	41.8	49.3	(7.5)	(15.2)%
Other components of pension income and other postretirement benefits expense, net	2.8	4.4	(1.6)	(36.4)%
Interest expense, net	(16.9)	(17.2)	0.3	(1.7)%
Income before income taxes	27.7	36.5	(8.8)	(24.1)%
Income tax expense	(8.1)	(11.3)	3.2	(28.3)%
Net income	19.6	25.2	(5.6)	(22.2)%
Net income attributable to noncontrolling interests	(0.8)	(0.6)	(0.2)	33.3%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$18.8	$24.6	$(5.8)	(23.6)%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$1.54	$2.00	$(0.46)	(23.0)%
Diluted	$1.51	$1.96	$(0.45)	(23.0)%

Net Sales

Net sales decreased 0.3%, to $835.4 million in the first six months of 2019, compared to $837.9 million in the same period in 2018. Net sales were lower in the 2019 period in our Assembly Components segment, due primarily to end-of-life programs in our fuel products line and lower demand in Asia and Europe. This sales decrease was offset by higher sales in Engineered Products, driven by increasing demand for our capital equipment and forged and machined products, as well as a full six months of sales from our Canton Drop Forge acquisition in February 2018. Sales in our Supply Technologies segment were consistent year-over-year.

The factors explaining the changes in segment net sales for the six months ended June 30, 2019 compared to the corresponding 2018 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $703.9 million in the first six months of 2019, compared to $699.7 million in the same period in 2018.

Gross margin was 15.7% in the first six months of 2019 compared to 16.5% in the corresponding period in 2018. The increase in cost of sales and decrease in gross margin was due primarily to $3.0 million of non-recurring costs related to plant closure and consolidation and unfavorable sales mix.

SG&A Expenses

SG&A expenses decreased to $89.7 million in the first six months of 2019, compared to $90.8 million in the same period in 2018. These decreases in SG&A expenses were due primarily to lower professional fees, acquisition-related expenses, restricted stock compensation expense and Corporate expenses. These decreases were partially offset by $4.3 million of one-time net expense as discussed further in Note 4 of the condensed consolidated financial statements.

Gain on Sale of Assets

During the first six months of 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $2.8 million in the six months ended June 30, 2019 compared to $4.4 million in the corresponding period in 2018. This decrease in the 2019 period relates to the recognition of higher net actuarial losses in 2019 compared to the prior-year period, driven by lower returns on plan assets in 2018 to be amortized over future periods starting in 2019.

Interest Expense, net

Interest expense, net was $16.9 million in the first six months of 2019 compared to $17.2 million in 2018. The decrease was due to lower average outstanding borrowings and a lower average interest rate.

Income Tax Expense

Income tax expense for the six months ended June 30, 2019 was $8.1 million, representing an effective rate of 29.3%, compared to income tax expense of $11.3 million, or 30.9%, for the six months ended June 30, 2018. The rate in the 2019 period includes the impact of the $6.0 million one-time, non-deductible payment as discussed further in Note 4 of the condensed consolidated financial statements. The rate in the 2018 period includes $1.2 million of non-recurring expense related to the finalization of the provision estimates resulting from the adoption of the U.S. Tax Cut and Jobs Act (the “TCJA”), which increased the effective rate by 330 basis points.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$161.5	$166.2	$326.8	$327.1
Segment operating income	$11.3	$13.5	$24.4	$26.0
Segment operating income margin	7.0%	8.1%	7.5%	7.9%

Three months ended June 30:

Net sales decreased 2.8% in the three months ended June 30, 2019 compared to the 2018 period due primarily to lower customer demand in certain end markets, including the Company’s consumer products market, which was down 25% year-over-year, and the Company’s semiconductor market, which was down 19% year-over-year. These decreases were partially offset by higher customer demand in the Company’s truck and truck-related market, which was up 18% year-over-year, and the Company's aerospace and defense market, which was up 10% year-over-year. Overall, the segment experienced lower demand in Asia and Europe in the three months ended June 30, 2019 compared to a year ago.

Segment operating income decreased by $2.2 million due primarily to the impact of lower sales in the 2019 period compared to the same period a year ago. Segment operating income margin was down 110 basis points in the 2019 period compared to a year ago, driven by lower profit flow-through from the lower sales levels, unfavorable sales mix and an increase in product costs from both general inflation and tariffs on Chinese imported products.

Six months ended June 30:

Net sales were consistent at approximately $327 million for the six months ended June 30, 2019 compared to the 2018 period due primarily to lower customer demand in certain end markets, including the Company’s consumer products market, which was down 16% year-over-year, and the Company’s semiconductor market, which was down 24% year-over-year. These decreases were offset by higher customer demand in the Company’s truck and truck-related market, which was up 26% year-over-year, and the Company's aerospace and defense market, which was up 15% year-over-year. Overall, the segment experienced lower demand in Asia and Europe in the six months ended June 30, 2019 compared to a year ago.

Segment operating income decreased by $1.6 million, and segment operating income margin was down 40 basis points, in the 2019 period compared to the same period a year ago, due primarily to unfavorable sales mix and an increase in product costs from both general inflation and tariffs on Chinese imported products.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$136.3	$153.2	$274.6	$298.6
Segment operating income	$8.3	$11.7	$16.6	$24.3
Segment operating income margin	6.1%	7.6%	6.0%	8.1%

Three months ended June 30:

Net sales decreased 11.0% in the three months ended June 30, 2019 compared to the 2018 period due primarily to lower sales volumes in our fuel products line, caused by lower year-over-year sales from our facilities in Asia; anticipated end-of-life programs; slower than anticipated ramp up in sales in our two new plants in China; and the impact of lower global auto production.

Segment operating income in the 2019 period decreased by $3.4 million, and segment operating income margin decreased to 6.1% from 7.6% in the corresponding period of 2018.  These decreases were due primarily to the lower sales volumes noted above, $1.7 million of costs related to the closure of two facilities, unfavorable sales mix and costs related to new business launch costs. As a result of the reduced sales volumes in this segment, during the first quarter of 2019, the Company initiated several cost reduction actions to improve profitability, including the closure and consolidation of two manufacturing facilities.

Six months ended June 30:

Net sales decreased 8.0% in the 2019 period compared to the 2018 period due primarily to lower sales volumes in our fuel products line, caused by lower year-over-year sales from our facilities in Asia, and lower sales volumes in certain programs in our aluminum products business.

Segment operating income in the 2019 period decreased by $7.7 million, and segment operating income margin decreased to 6.0% from 8.1% in the corresponding period of 2018.  These decreases were due primarily to the lower sales volumes noted above, $3.0 million of costs related to the closure of two facilities, unfavorable sales mix and costs related to new business launch costs. As a result of the reduced sales volumes in this segment, during the first quarter of 2019, the Company initiated several cost reduction actions to improve profitability, including the closure and consolidation of two manufacturing facilities.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$117.5	$112.8	$234.0	$212.2
Segment operating income	$11.5	$9.5	$19.6	$15.2
Segment operating income margin	9.8%	8.4%	8.4%	7.2%

Three months ended June 30:

Net sales were 4.2% higher in the 2019 period compared to the 2018 period. The increase was due to organic growth driven by increased customer demand for our induction heating systems, our aftermarket parts and services, and our aerospace and rail forgings. Sales also benefited from our May 2019 acquisition of EP.

Segment operating income in the 2019 period increased by $2.0 million and segment operating income margin improved by 140 basis points compared to the corresponding 2018 period. These increases were driven by the profit flow-through from the higher sales in the 2019 quarter compared to the same quarter a year ago and favorable sales mix.

Six months ended June 30:

Net sales were 10.3% higher in the 2019 period compared to the 2018 period. The increase was due to organic growth driven by increased customer demand for our induction heating systems, our aftermarket parts and services, our aerospace and rail forgings, and the acquisitions of Canton Drop Forge (“CDF”) in February 2018 and EP in May 2019.

Segment operating income in the 2019 period increased by $4.4 million and segment operating income margin improved by 120 basis points compared to the corresponding 2018 period. These increases were driven by the profit flow-through from the higher sales in the 2019 period compared to the same period a year ago and favorable sales mix.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2019	2018	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$2.8	$(1.3)	$4.1
Investing activities	(28.3)	(55.1)	26.8
Financing activities	14.8	64.6	(49.8)
Effect of exchange rate changes on cash	0.3	(2.6)	2.9
(Decrease) increase in cash and cash equivalents	$(10.4)	$5.6	$(16.0)

Operating Activities

Cash provided by operating activities increased from the comparable period in the prior year, as more efficient working capital usage in 2019 more than offset higher profitability in 2018. The 2019 period includes the $6.0 million one-time payment as discussed further in Note 4 of the condensed consolidated financial statements.
.

Investing Activities

Capital expenditures were $20.7 million for the six months ended June 30, 2019, and were primarily to fund growth and maintain operations. In the comparable period of 2018, we had $22.3 million of capital expenditures. In the first six months of 2019, we spent cash of $7.6 million for the EP acquisition, and in the 2018 period, we spent cash of $35.6 million for the CDF acquisition.

Financing Activities

During the six months ended June 30, 2019, we had net debt borrowings of $22.4 million to fund the acquisition of EP and a portion of our working capital needs. In the comparable period of 2018, we had net debt borrowings of $71.9 million, primarily to fund the CDF acquisition and due to higher working capital levels.

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

As of June 30, 2019, we had $192.7 million outstanding under our revolving credit facility, approximately $178.5 million of unused borrowing availability, and cash and cash equivalents of $45.3 million.

The Company had cash and cash equivalents held by foreign subsidiaries of $35.7 million at June 30, 2019 and $46.2 million at December 31, 2018. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.5 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2019.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

Our debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. At June 30, 2019, our debt service coverage ratio was 1.9; therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement.

We were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2019. While we expect to remain in compliance throughout 2019, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends of $3.2 million during the six months ended June 30, 2019. In July 2019, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 27, 2019 to shareholders of record as of the close of business on August 13, 2019 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations are at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2018, both contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

We are exposed to market risk, including changes in interest rates. As of June 30, 2019, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.0 million during the six-month period ended June 30, 2019.

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

Except as set forth below, during the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2019:

We were a co-defendant in approximately 111 cases asserting claims on behalf of approximately 214 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2019	1,796	(2)	$35.50	—	382,685
May 1 — May 31, 2019	61,055	(2)	34.58	27,069	355,616
June 1 — June 30, 2019	17,612	(2)	32.46	—	355,616
Total	80,463		$34.14	27,069	355,616

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 53,394 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: August 8, 2019