Form 10-Q
period 2019-09-30
PARK OHIO HOLDINGS CORP
filed 2019-11-05
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2019: 12,493,102 shares.

2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2019	December 31, 2018
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$49.8	$55.7
Accounts receivable, net	285.3	264.4
Inventories, net	324.0	317.8
Prepaid and other current assets	87.1	82.7
Total current assets	746.2	720.6
Property, plant and equipment, net	233.3	219.4
Operating lease right-of-use assets	62.6	—
Goodwill	107.1	103.4
Intangible assets, net	90.4	95.3
Other long-term assets	79.4	69.8
Total assets	$1,319.0	$1,208.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$184.0	$177.8
Current portion of long-term debt and short-term debt	16.0	17.9
Current portion of operating lease liabilities	11.7	—
Accrued expenses and other	107.8	103.2
Total current liabilities	319.5	298.9
Long-term liabilities, less current portion:
Debt	559.4	547.5
Long-term operating lease liabilities	52.3	—
Other long-term liabilities	54.3	49.5
Total long-term liabilities	666.0	597.0
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	319.6	299.0
Noncontrolling interests	13.9	13.6
Total equity	333.5	312.6
Total liabilities and shareholders' equity	$1,319.0	$1,208.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data)
Net sales	$403.4	$414.3	$1,238.8	$1,252.2
Cost of sales	336.9	348.4	1,040.8	1,048.1
Gross profit	66.5	65.9	198.0	204.1
Selling, general and administrative expenses	42.7	41.1	132.4	131.9
Gain on sale of assets	—	—	—	(1.9)
Operating income	23.8	24.8	65.6	74.1
Other components of pension income and other postretirement benefits expense, net	1.4	2.0	4.2	6.4
Interest expense, net	(8.6)	(8.9)	(25.5)	(26.1)
Income before income taxes	16.6	17.9	44.3	54.4
Income tax expense	(4.2)	(3.2)	(12.3)	(14.5)
Net income	12.4	14.7	32.0	39.9
Net income attributable to noncontrolling interests	(0.2)	(0.5)	(1.0)	(1.1)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$12.2	$14.2	$31.0	$38.8

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$1.00	$1.15	$2.54	$3.15
Diluted	$0.99	$1.14	$2.51	$3.09
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.3	12.2	12.3
Diluted	12.3	12.5	12.4	12.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net income	$12.4	$14.7	$32.0	$39.9
Other comprehensive (loss) income, net of tax:
Currency translation	(9.1)	(2.7)	(10.9)	(8.9)
Pension and other postretirement benefits	0.5	0.1	6.2	1.5
Total other comprehensive loss	(8.6)	(2.6)	(4.7)	(7.4)
Total comprehensive income, net of tax	3.8	12.1	27.3	32.5
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.5)	(1.0)	(1.1)
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$3.6	$11.6	$26.3	$31.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2019	15,555,275	$15.6	$125.7	$265.9	$(67.3)	$(40.9)	$13.6	$312.6
Other comprehensive income	—	—	—	11.2	—	6.0	0.5	17.7
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Stock-based compensation activity	38,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.3)	(1.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2019	15,593,275	15.6	127.6	275.5	(68.3)	(34.9)	13.8	329.3
Other comprehensive income	—	—	—	7.6	—	(2.1)	0.3	5.8
Stock-based compensation expense	—	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation activity	(75,550)	(0.1)	0.1	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.4)	(2.0)
Purchases of treasury stock (27,069)	—	—	—	—	(0.9)	—	—	(0.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.8)	—	—	(1.8)
Balance at June 30, 2019	15,517,725	15.5	127.5	281.5	(71.0)	(37.0)	13.7	330.2
Other comprehensive income	—	—	—	12.2	—	(8.6)	0.2	3.8
Stock-based compensation expense	—	—	1.1	—	—	—	—	1.1
Stock-based compensation activity	13,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Balance at September 30, 2019	15,530,725	$15.5	$128.6	$292.1	$(71.0)	$(45.6)	$13.9	$333.5

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2018	15,153,009	$15.2	$117.8	$216.1	$(55.2)	$(17.9)	$12.0	$288.0
Other comprehensive income	—	—	—	9.8	—	5.5	0.4	15.7
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Stock-based compensation activity	12,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (26,917 shares)	—	—	—	—	(1.1)	—	—	(1.1)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Adoption of ASU 2014-09	—	—	—	2.6	—	—	—	2.6
Balance at March 31, 2018	15,165,009	15.2	120.0	226.9	(57.3)	(12.4)	12.4	304.8
Other comprehensive income	—	—	—	14.8	—	(10.3)	0.2	4.7
Stock-based compensation expense	—	—	2.4	—	—	—	—	2.4
Stock-based compensation activity	386,450	0.4	(0.4)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2018	15,551,459	15.6	122.0	240.1	(59.3)	(22.7)	12.6	308.3
Other comprehensive income	—	—	—	14.2	—	(2.6)	0.5	12.1
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Stock-based compensation activity	5,650	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (123,504 shares)	—	—	—	—	(5.0)	—	—	(5.0)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2018	15,557,109	$15.6	$123.9	$252.7	$(64.4)	$(25.3)	$13.1	$315.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends per common share	$0.125	$0.125	$0.375	$0.375
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In millions)
OPERATING ACTIVITIES
Net income	$32.0	$39.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	25.5	27.3
Stock-based compensation expense	2.8	6.5
Net impact of Tax Cuts and Jobs Act ("TCJA")	—	0.3
Gain on sale of assets	—	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	(20.6)	(37.2)
Inventories	(6.8)	(23.2)
Prepaid and other current assets	(3.0)	(9.8)
Accounts payable and accrued expenses	5.4	26.0
Other	(1.8)	(6.1)
Net cash provided by operating activities	33.5	21.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31.6)	(35.9)
Proceeds from sale of assets	—	2.8
Business acquisitions, net of cash acquired	(8.1)	(36.8)
Net cash used by investing activities	(39.7)	(69.9)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	20.9	48.3
Payments on term loans and other debt	(7.3)	(2.8)
Proceeds from term loans and other debt	1.8	2.2
Payments on finance lease facilities, net	(5.0)	(3.5)
Dividends	(5.5)	(4.8)
Purchase of treasury shares	(0.9)	(6.1)
Payments of withholding taxes on share awards	(2.8)	(3.1)
Net cash provided by financing activities	1.2	30.2
Effect of exchange rate changes on cash	(0.9)	(2.0)
Decrease in cash and cash equivalents	(5.9)	(19.9)
Cash and cash equivalents at beginning of period	55.7	82.8
Cash and cash equivalents at end of period	$49.8	$62.9
Interest paid	$18.5	$19.0
Income taxes paid	$11.0	$14.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, “Income Statement—Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company has evaluated ASU 2018-02 and has decided not to make the election to reclassify the income tax effects of the TCJA from accumulated other comprehensive income to retained earnings.

Recent Accounting Pronouncements Not Yet Adopted

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
PRODUCT LINE
Supply Technologies	$128.2	$135.0	$413.9	$419.9
Engineered specialty fasteners and other products	20.4	20.1	61.5	62.3
Supply Technologies Segment	148.6	155.1	475.4	482.2

Fuel, rubber and plastic products	91.1	95.2	271.8	294.3
Aluminum products	44.8	50.9	138.7	150.4
Assembly Components Segment	135.9	146.1	410.5	444.7

Industrial equipment	81.4	76.0	242.8	228.9
Forged and machined products	37.5	37.1	110.1	96.4
Engineered Products Segment	118.9	113.1	352.9	325.3

Total revenues	$403.4	$414.3	$1,238.8	$1,252.2

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2019
GEOGRAPHIC REGION
United States	$98.2	$92.5	$69.2	$259.9
Europe	23.3	2.9	16.0	42.2
Asia	9.6	6.0	17.8	33.4
Mexico	13.7	12.6	4.1	30.4
Canada	3.1	21.5	6.4	31.0
Other	0.7	0.4	5.4	6.5
Total	$148.6	$135.9	$118.9	$403.4

Three Months Ended September 30, 2018
GEOGRAPHIC REGION
United States	$101.3	$103.9	$65.8	$271.0
Europe	23.7	1.5	17.7	42.9
Asia	12.5	8.4	18.0	38.9
Mexico	13.4	9.5	1.9	24.8
Canada	3.4	22.3	6.3	32.0
Other	0.8	0.5	3.4	4.7
Total	$155.1	$146.1	$113.1	$414.3

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

	Supply Technologies Segment		Assembly Components Segment		Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2019
GEOGRAPHIC REGION
United States	$319.2		$291.2		$205.2	$815.6
Europe	74.0		11.0		56.8	141.8
Asia	30.4		15.2		48.5	94.1
Mexico	40.8		32.2		10.5	83.5
Canada	9.6		59.7		20.6	89.9
Other	1.4		1.2		11.3	13.9
Total	$475.4		$410.5		$352.9	$1,238.8

Nine Months Ended September 30, 2018
GEOGRAPHIC REGION
United States	$315.1		$315.0		$185.4	$815.5
Europe	75.3		3.9		56.8	136.0
Asia	39.6		24.9	26,600,000	44.6	109.1
Mexico	41.1	5,000,000	26.1		13.4	80.6
Canada	10.2		73.6		17.2	101.0
Other	0.9		1.2		7.9	10.0
Total	$482.2		$444.7		$325.3	$1,252.2

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

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net sales:
Supply Technologies	$148.6	$155.1	$475.4	$482.2
Assembly Components	135.9	146.1	410.5	444.7
Engineered Products	118.9	113.1	352.9	325.3
	$403.4	$414.3	$1,238.8	$1,252.2
Segment operating income:
Supply Technologies	$10.0	$11.3	$34.4	$37.3
Assembly Components	10.4	9.3	27.0	33.6
Engineered Products	10.3	12.2	29.9	27.4
Total segment operating income	30.7	32.8	91.3	98.3
Corporate costs	(6.9)	(8.0)	(21.4)	(26.1)
One-time net expense related to former President(a)	—	—	(4.3)	—
Gain on sale of assets	—	—	—	1.9
Operating income	23.8	24.8	65.6	74.1
Other components of pension income and other postretirement benefits expense, net	1.4	2.0	4.2	6.4
Interest expense, net	(8.6)	(8.9)	(25.5)	(26.1)
Income before income taxes	$16.6	$17.9	$44.3	$54.4

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

At closing, the Company paid $7.6 million in cash (net of $10.4 million of cash and cash equivalents acquired). In July 2019, the Company paid an additional $0.5 million upon finalization of the net working capital adjustment. In addition, the purchase agreement stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.0 million as of September 30, 2019, resulting in total consideration of $9.1 million.

The allocation of the purchase price for EP is subject to finalization of the Company's determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, and could be materially different than the estimates presented below. The Company has not yet completed its analysis of the fair value of property, plant and equipment; intangible assets; and deferred income taxes. The final allocation is expected to be completed in 2019 but no later than one year after the acquisition date. Below is the estimated purchase price allocation as of September 30, 2019 related to the acquisition of EP, which reflects decreases in property, plant and equipment and intangible assets and a resulting increase in goodwill compared to the estimated values at June 30, 2019:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

(In millions)
Net working capital	$0.1
Property, plant and equipment	2.9
Intangible assets	1.5
Goodwill	5.5
Deferred income tax liabilities	(0.9)
Total purchase price (including working capital adjustment and contingent consideration)	$9.1

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

The purchase price allocations for the 2018 acquisitions have been finalized.

NOTE 6 — Inventories

Inventories, net consist of the following:

	September 30, 2019	December 31, 2018
	(In millions)
Raw materials and supplies	$91.1	$85.0
Work in process	48.7	48.9
Finished goods	182.2	182.0
LIFO reserve	2.0	1.9
Inventories, net	$324.0	$317.8

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Beginning balance	$7.1	$7.9	$6.2	$7.9
Claims paid	(1.0)	(0.9)	(2.6)	(3.4)
Warranty expense	1.3	0.3	3.8	2.8
Ending balance	$7.4	$7.3	$7.4	$7.3

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.
Income tax expense for the three months ended September 30, 2019 was $4.2 million, representing an effective rate of 25.3%, compared to income tax expense of $3.2 million, or 17.9%, for the three months ended September 30, 2018. The rate in the 2018 period includes a $0.9 million benefit related to an adjustment of the Company's estimated transition tax liability under the TCJA.
Income tax expense for the nine months ended September 30, 2019 was $12.3 million, representing an effective rate of 27.7%, compared to income tax expense of $14.5 million, or 26.7%, for the nine months ended September 30, 2018. The rate in the 2019 period is higher due to the impact of the $6.0 million one-time, non-deductible payment described more fully in Note 4, partially offset by the impact of discrete tax items including a favorable U.S. return to provision adjustment.

NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2019	September 30, 2019	December 31, 2018
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.30%	185.7	165.1
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	7.2	12.6
Finance Leases	Various	Various	15.7	20.7
Other	Various	Various	23.5	24.7
Gross debt			582.1	573.1
Less current portion of long-term and short-term debt			(16.0)	(17.9)
Less unamortized debt issuance costs			(6.7)	(7.7)
Total long-term debt, net			$559.4	$547.5

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

In 2018, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the availability under the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, Park-Ohio has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. We had outstanding bank guarantees of approximately $32.3 million at September 30, 2019 and $27.5 million at December 31, 2018 under the Credit Agreement.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $24.6 million as of September 30, 2019, as well as a revolving credit facility for up to $10.9 million to fund working capital and general corporate needs. The Company had $7.2 million outstanding on the loan as of September 30, 2019. No amounts have been drawn on the revolving credit facility as of September 30, 2019.

In 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $15.7 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2019.
In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $8.8 million of borrowings outstanding under this agreement as of September 30, 2019, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	September 30, 2019	December 31, 2018
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$348.3	$345.8

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

During the three and nine months ended September 30, 2019, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $2.8 million and $7.4 million, respectively.

Balance Sheet as of September 30, 2019

	Classification on the Balance Sheet	September 30, 2019
Assets		(in millions)
Operating lease assets	Operating lease right-of-use assets	$62.6
Finance lease assets	Property, plant and equipment, net	24.7
Total lease assets		$87.3

Liabilities
Current
Operating	Current portion of operating lease liabilities	$11.7
Finance	Current portion of long-term debt and short-term debt	6.7
Noncurrent
Operating	Long-term operating lease liabilities	52.3
Finance	Debt	9.0
Total lease liabilities		$79.7

Weighted-average remaining lease term (in years)
Operating leases		7.0
Finance leases		3.9
Weighted-average discount rate
Operating leases		5.3%
Finance leases		3.8%

Lease Expense for the three and nine months ended September 30, 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease expense	(in millions)
Amortization of right-of-use assets	$0.9	$2.7
Interest on lease liabilities	0.2	0.5
Operating lease expense	4.3	13.4
Other lease expense(1)	1.8	4.2
Total lease expense	$7.2	$20.8

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Total lease expense for the three and nine months ended September 30, 2018 was $7.0 million and $20.0 million, respectively.

Cash Flow Information

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	(in millions)
Operating cash flows for operating leases	$13.2
Operating cash flows for finance leases	$0.5
Financing cash flows for finance leases	$5.0

Maturities of Lease Liabilities

	September 30, 2019
	Operating Leases	Finance Leases
	(in millions)
Remainder of 2019	$3.9	$1.9
2020	14.2	6.5
2021	11.7	3.3
2022	9.8	2.2
2023	8.6	1.4
Thereafter	28.0	1.6
Total lease payments	76.2	16.9
Less: amount of lease payments representing interest	(12.2)	(1.2)
Total present value of future lease payments	$64.0	$15.7

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the nine months ended September 30, 2019 is as follows:

	2019
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	529,947	$35.98	—	$—
Granted(a)	93,275	32.45	50,000	32.55
Vested	(210,428)	37.70	—	—
Forfeited	(115,000)	39.35	—	—
Outstanding - end of period	297,794	$32.36	50,000	$32.55

(a) Included in the granted amount are 2,825 restricted share units.

Total stock-based compensation expense included in Selling, general and administrative expenses during the three months ended September 30, 2019 and 2018 was $1.1 million and $1.9 million, respectively. The amounts recorded for the nine months ended September 30, 2019 and 2018 were $2.8 million and $6.5 million, respectively. As of September 30, 2019, there was $6.1

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In millions)
Service costs	$1.0	$0.9	$2.8	$2.9	$—	$—	$—	$—
Interest costs	0.6	0.6	1.9	1.7	0.1	0.1	0.2	0.2
Expected return on plan assets	(2.8)	(2.9)	(8.2)	(8.7)	—	—	—	—
Recognized net actuarial loss	0.5	0.1	1.6	0.3	—	—	0.1	—
Net periodic benefit (income) expense	$(0.7)	$(1.3)	$(1.9)	$(3.8)	$0.1	$0.1	$0.3	$0.2
Weighted average:
Discount rate for projected benefit obligation			4.11%	3.52%			4.06%	3.32%
Discount rate for interest cost			3.72%	3.10%			3.72%	2.89%
Discount rate for service cost			4.14%	3.57%			4.34%	3.70%
Expected return on plan assets			8.25%	8.25%

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
Beginning balance	$(23.1)	$(13.9)	$(37.0)	$(17.8)	$(4.9)	$(22.7)
Currency translation (a)	(9.1)	—	(9.1)	(2.7)	—	(2.7)
Pension and OPEB activity, net of tax	—	0.5	0.5	—	0.1	0.1
Ending balance	$(32.2)	$(13.4)	$(45.6)	$(20.5)	$(4.8)	$(25.3)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
Beginning balance	$(21.3)	$(19.6)	$(40.9)	$(11.6)	$(6.3)	$(17.9)
Currency translation (a)	(10.9)	—	(10.9)	(8.9)	—	(8.9)
Pension and OPEB activity, net of tax	—	6.2	6.2	—	1.5	1.5
Ending balance	$(32.2)	$(13.4)	$(45.6)	$(20.5)	$(4.8)	$(25.3)

(a)	No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

NOTE 14 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Weighted average basic shares outstanding	12.2	12.3	12.2	12.3
Plus: Dilutive impact of employee stock awards	0.1	0.2	0.2	0.2
Weighted average diluted shares outstanding	12.3	12.5	12.4	12.5

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were immaterial for the three and nine months ended September 30, 2019 and 2018.

NOTE 15 — Subsequent Events

On October 30, 2019, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on November 27, 2019 to shareholders of record as of the close of business on November 13, 2019 and will result in a cash outlay of approximately $1.6 million.

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

Subsequent Event

On October 30, 2019, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on November 27, 2019 to shareholders of record as of the close of business on November 13, 2019 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$403.4	$414.3	$(10.9)	(2.6)%
Cost of sales	336.9	348.4	(11.5)	(3.3)%
Gross profit	66.5	65.9	0.6	0.9%
Gross margin	16.5%	15.9%
Selling, general and administrative (“SG&A”) expenses	42.7	41.1	1.6	3.9%
SG&A as a percentage of net sales	10.6%	9.9%
Operating income	23.8	24.8	(1.0)	(4.0)%
Other components of pension income and other postretirement benefits expense, net	1.4	2.0	(0.6)	(30.0)%
Interest expense, net	(8.6)	(8.9)	0.3	(3.4)%
Income before income taxes	16.6	17.9	(1.3)	(7.3)%
Income tax expense	(4.2)	(3.2)	(1.0)	31.3%
Net income	12.4	14.7	(2.3)	(15.6)%
Net income attributable to noncontrolling interest	(0.2)	(0.5)	0.3	(60.0)%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$12.2	$14.2	$(2.0)	(14.1)%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$1.00	$1.15	$(0.15)	(13.0)%
Diluted	$0.99	$1.14	$(0.15)	(13.2)%

Net Sales

Net sales decreased 2.6% to $403.4 million in the third quarter of 2019 compared to $414.3 million in the same period in 2018. This decrease was primarily due to the impact of the United Auto Workers (“UAW”) labor strike at General Motors (“GM”), lower end-market demand for our products in our Supply Technologies segment and negative foreign currency translation from a weaker Euro and British Pound. Overall, these sales decreases were partially offset by increased sales in our Engineered Products segment driven by increasing demand for our capital equipment and aftermarket sales and services in our industrial equipment group.

The factors explaining the changes in segment net sales for the three months ended September 30, 2019 compared to the corresponding 2018 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased to $336.9 million in the third quarter of 2019, compared to $348.4 million in the same period in 2018. The decrease in cost of sales was primarily due to the decrease in net sales for the 2019 period compared to the corresponding period in 2018.

Gross margin was 16.5% in the third quarter of 2019 compared to 15.9% in the same period in 2018. The increase was due primarily to the benefit of cost-reduction actions taken in the first quarter of 2019 to improve margins in our Assembly Components segment, excess operational costs in 2018 that did not repeat in 2019 and higher margin new business in certain product lines.

SG&A Expenses

SG&A expenses increased to $42.7 million, or 10.6% of sales, in the third quarter of 2019 compared to $41.1 million, or 9.9% of sales, in the same period in 2018. The increase in SG&A expenses was due primarily to the acquisitions of Hydrapower Dynamics Limited (“Hydrapower”) in October 2018 and EFCO, Inc. d/b/a Erie Press Systems (“EP”) in May 2019. The increase in SG&A as of percentage of net sales was due to a fixed portion of SG&A expenses over a lower revenue base.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $1.4 million in the three months ended September 30, 2019 compared to $2.0 million in the corresponding period in 2018. This decrease in the 2019 period relates to the recognition of higher net actuarial losses in 2019 compared to the prior-year period, driven by lower returns on plan assets in 2018 to be amortized over future periods starting in 2019.

Interest Expense, net

Interest expense, net was $8.6 million in the third quarter of 2019 compared to $8.9 million in the 2018 period. The decrease was due to lower average outstanding borrowings during the 2019 period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2019 was $4.2 million, representing an effective rate of 25.3%, compared to income tax expense of $3.2 million, or 17.9%, for the three months ended September 30, 2018. The rate in the 2018 period includes a $0.9 million benefit related to an adjustment of the Company's estimated transition tax liability under the Tax Cuts and Jobs Act.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,238.8	$1,252.2	$(13.4)	(1.1)%
Cost of sales	1,040.8	1,048.1	(7.3)	(0.7)%
Gross profit	198.0	204.1	(6.1)	(3.0)%
Gross margin	16.0%	16.3%
SG&A expenses	132.4	131.9	0.5	0.4%
SG&A expenses as a percentage of net sales	10.7%	10.5%
Gain on sale of assets	—	(1.9)	1.9	*
Operating income	65.6	74.1	(8.5)	(11.5)%
Other components of pension income and other postretirement benefits expense, net	4.2	6.4	(2.2)	(34.4)%
Interest expense, net	(25.5)	(26.1)	0.6	(2.3)%
Income before income taxes	44.3	54.4	(10.1)	(18.6)%
Income tax expense	(12.3)	(14.5)	2.2	(15.2)%
Net income	32.0	39.9	(7.9)	(19.8)%
Net income attributable to noncontrolling interests	(1.0)	(1.1)	0.1	(9.1)%
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$31.0	$38.8	$(7.8)	(20.1)%

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$2.54	$3.15	$(0.61)	(19.4)%
Diluted	$2.51	$3.09	$(0.58)	(18.8)%
*Calculation not meaningful

Net Sales

Net sales decreased 1.1%, to $1,238.8 million in the first nine months of 2019 compared to $1,252.2 million in the same period in 2018. This decrease was due to lower customer demand for our products in our Supply Technologies and Assembly Components segments, driven by softening demand in certain key end markets, the impact of the UAW labor strike at GM and the pass-through of reduced aluminum prices. Overall, these sales decreases were partially offset by increased sales in our Engineered Products segment, driven by increasing demand for our capital equipment, aftermarket sales and services and our aerospace and rail forgings.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2019 compared to the corresponding 2018 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased to $1,040.8 million in the first nine months of 2019, compared to $1,048.1 million in the same period in 2018. The decrease in cost of sales was primarily due to the decrease in net sales for the 2019 period compared to the corresponding period in 2018.

Gross margin was 16.0% in the first nine months of 2019 compared to 16.3% in the corresponding period in 2018. The increase in cost of sales and decrease in gross margin was due primarily to $3.3 million of non-recurring costs related to plant closure and consolidation in our Assembly Components segment.

SG&A Expenses

SG&A expenses increased to $132.4 million, or 10.7% of net sales, in the first nine months of 2019, compared to $131.9 million, or 10.5% of net sales, in the same period in 2018. These increases in SG&A expenses were due primarily to $4.3 million of one-time net expense related to an executive departure in June 2019 as discussed further in Note 4 to the condensed consolidated financial statements, included elsewhere herein, and SG&A expense from our acquisitions of Hydrapower and EP, both partially offset by lower professional fees, acquisition-related expenses and restricted stock compensation expense.

Gain on Sale of Assets

During the first nine months of 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $4.2 million in the nine months ended September 30, 2019 compared to $6.4 million in the corresponding period in 2018. This decrease in the 2019 period relates to the recognition of higher net actuarial losses in 2019 compared to the prior-year period, driven by lower returns on plan assets in 2018 to be amortized over future periods starting in 2019.

Interest Expense, net

Interest expense, net was $25.5 million in the first nine months of 2019 compared to $26.1 million in 2018. The decrease was due to lower average outstanding borrowings during the 2019 period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2019 was $12.3 million, representing an effective rate of 27.8%, compared to income tax expense of $14.5 million, or 26.7%, for the nine months ended September 30, 2018. The rate in the 2019 period is higher due to the impact of the $6.0 million one-time, non-deductible payment described more fully in Note 4 to the condensed consolidated financial statements, included elsewhere herein, partially offset by the impact of discrete tax items including a favorable U.S. return to provision adjustment.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$148.6	$155.1	$475.4	$482.2
Segment operating income	$10.0	$11.3	$34.4	$37.3
Segment operating income margin	6.7%	7.3%	7.2%	7.7%

Three months ended September 30:

Net sales decreased 4.2% in the three months ended September 30, 2019 compared to the 2018 period due primarily to lower customer demand in certain end markets, including the Company’s semiconductor market, which was down 11% year-over-year, and the Company's construction and agricultural equipment market, which was down 18% year-over-year. These decreases were partially offset by higher customer demand in the Company’s truck and truck-related market, which was up 3% year-over-year; the Company's civil aerospace market, which was up 16% year-over-year; and the Company's power sports market, which was up 5% year-over-year.

Segment operating income decreased by $1.3 million due primarily to the impact of lower sales in the 2019 period compared to the same period a year ago. Segment operating income margin was down 60 basis points in the 2019 period compared to a year ago, driven by lower profit flow-through from the lower sales levels and unfavorable sales mix.

Nine months ended September 30:

Net sales decreased 1.4% in the nine months ended September 30, 2019 compared to the 2018 period due primarily to lower customer demand in certain end markets, including the Company’s semiconductor market, which was down 20% year-over-year; the Company's consumer products market, which was down 15% year-over-year; and the Company's construction and agricultural equipment market, which was down 13% year-over-year. These decreases were offset by higher customer demand in the Company’s truck and truck-related market, which was up 19% year-over-year, and the Company's civil aerospace market, which was up 18% year-over-year.

In the 2019 period compared to the same period a year ago, segment operating income decreased by $2.9 million and segment operating income margin was down 50 basis points, due primarily to unfavorable sales mix and an increase in product costs from both general inflation and tariffs on Chinese imported products.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$135.9	$146.1	$410.5	$444.7
Segment operating income	$10.4	$9.3	$27.0	$33.6
Segment operating income margin	7.7%	6.4%	6.6%	7.6%

Three months ended September 30:

Net sales decreased 7.0% in the three months ended September 30, 2019 compared to the 2018 period due primarily to the impact of the UAW labor strike at GM in the 2019 period; lower levels of demand in China; and the pass-through of reduced aluminum prices.

Segment operating income in the 2019 period increased by $1.1 million, and segment operating income margin increased by 130 basis points, compared to the corresponding 2018 period.  These increases were due primarily to the favorable impact of cost reduction actions taken in the first half of 2019 to improve margins; the flow-through impact of new business in our extrusion and molded rubber products business; excess operational costs in 2018 that did not repeat in 2019; plant start-up costs related to new facilities in China and Mexico in the third quarter of 2018 that did not repeat in 2019; and favorable sales mix. These positive factors more than offset the impact of lower sales volumes.

Nine months ended September 30:

Net sales decreased 7.7% in the 2019 period compared to the 2018 period due primarily to the impact of the UAW labor strike at GM in the 2019 period; lower year-over-year sales from our facilities in China; anticipated end-of-life programs; and the pass-through of reduced aluminum prices.

Segment operating income in the 2019 period decreased by $6.6 million, and segment operating income margin decreased by 100 basis points, compared to the corresponding period of 2018.  These decreases were due primarily to the lower sales volumes noted above; $3.3 million of costs related to the closure of two facilities in 2019; and unfavorable sales mix. As a result of the reduced sales volumes in this segment, during the first quarter of 2019, the Company initiated several cost reduction actions to improve profitability, including the closure and consolidation of two manufacturing facilities.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$118.9	$113.1	$352.9	$325.3
Segment operating income	$10.3	$12.2	$29.9	$27.4
Segment operating income margin	8.7%	10.8%	8.5%	8.4%

Three months ended September 30:

Net sales were 5.1% higher in the 2019 period compared to the 2018 period. The increase was due to organic growth driven by increased customer demand for our induction and pipe threading equipment, and aftermarket parts and services in our industrial equipment group. In our forged and machined products group, higher aerospace sales and sales from the acquisition of EP were substantially offset by weaker customer demand for our oil and gas forged products.

Segment operating income in the 2019 period decreased by $1.9 million and segment operating income margin decreased by 210 basis points compared to the corresponding 2018 period. These decreases were driven by unfavorable sales mix and an unplanned temporary shutdown of a production line at one of our forging plants.

Nine months ended September 30:

Net sales were 8.5% higher in the 2019 period compared to the 2018 period. The increase was due to organic growth driven by increased customer demand for our induction and pipe threading equipment, our aftermarket parts and services, and our aerospace products, as well as the acquisitions of Canton Drop Forge (“CDF”) in February 2018 and EP in May 2019.

Segment operating income in the 2019 period increased by $2.5 million and segment operating income margin improved by 10 basis points compared to the corresponding 2018 period. These increases were driven by the profit flow-through from the higher sales in the 2019 period compared to the same period a year ago, partially offset by unfavorable sales mix and the unplanned shutdown noted above.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30,
	2019	2018	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$33.5	$21.8	$11.7
Investing activities	(39.7)	(69.9)	30.2
Financing activities	1.2	30.2	(29.0)
Effect of exchange rate changes on cash	(0.9)	(2.0)	1.1
(Decrease) increase in cash and cash equivalents	$(5.9)	$(19.9)	$14.0

Operating Activities

Cash provided by operating activities increased from the comparable period in the prior year, as more efficient working capital usage in 2019 more than offset higher profitability in 2018. The 2019 period includes the $6.0 million one-time payment as discussed further in Note 4 of the condensed consolidated financial statements.

Investing Activities

Capital expenditures were $31.6 million for the nine months ended September 30, 2019, and were primarily to fund growth and maintain operations. In the comparable period of 2018, we had $35.9 million of capital expenditures. In the first nine months of 2019, we spent cash of $8.1 million for the EP acquisition, and in the 2018 period, we spent cash of $36.8 for acquisitions.

Financing Activities

During the nine months ended September 30, 2019, we had net borrowings of $10.4 million to fund the acquisition of EP. In the comparable period of 2018, we had net borrowings of $44.2 million, primarily to fund the CDF acquisition and higher working capital levels.

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

As of September 30, 2019, we had $185.7 million outstanding under our revolving credit facility, approximately $185.8 million of unused borrowing availability, and cash and cash equivalents of $49.8 million.

The Company had cash and cash equivalents held by foreign subsidiaries of $38.6 million at September 30, 2019 and $46.2 million at December 31, 2018. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

The Company has two components to its assertion regarding reinvestment of foreign earnings outside of the United States.  For all foreign subsidiaries except RB&W Corporation of Canada (“RB&W”), all earnings are permanently reinvested outside of the United States.  For RB&W, dividend distributions may be made, but only to the extent of current earnings in excess of cash required to fund its business operations;  all accumulated earnings are permanently reinvested.

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

Credit Agreement

In June 2018, Park-Ohio entered into Amendment No. 1 to its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The amendment to the Credit Agreement, among other things, provided increases in the availability under the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $15.7 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2019.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

Our debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. At September 30, 2019, our debt service coverage ratio was 2.1; therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement.

We were also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2019. While we expect to remain in compliance throughout 2019, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $4.8 million during the nine months ended September 30, 2019. In October 2019, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on November 27, 2019 to shareholders of record as of the close of business on November 13, 2019 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations are at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

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

These forward-looking statements include statements regarding future performance of the Company that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of September 30, 2019, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.4 million during the nine-month period ended September 30, 2019.

Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders' equity section of the accompanying Condensed Consolidated Balance Sheets. Sales and expenses at our foreign operations are translated into U.S. dollars at the applicable monthly average exchange rates. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

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

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2019:

We were a co-defendant in approximately 113 cases asserting claims on behalf of approximately 217 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2019	674	(2)	$31.35	—	355,616
August 1 — August 31, 2019	—	(2)	—	—	355,616
September 1 — September 30, 2019	—	(2)	—	—	355,616
Total	674		$31.35	—	355,616

(1)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 674 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: November 5, 2019