Form 10-K
period 2019-12-31
PARK OHIO HOLDINGS CORP
filed 2020-03-12
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $442,186,000 based on the closing price of $32.59 per share of the registrant’s Common Stock on June 28, 2019.

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 28, 2020: 12,666,202.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 28, 2020 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2019, we employed approximately 7,100 people.
The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2019	$611.5 million	$539.5 million	$467.3 million
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
Markets and Customers.    For the year ended December 31, 2019, approximately 66% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells its approach to over 8,700 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 32% and 30% of the sales of Supply Technologies in 2019 and 2018, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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
Markets and Customers.    For the year ended December 31, 2019, approximately 72% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 47% and 51% of segment sales for 2019 and 2018, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 44% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.

In May 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for a total purchase price of $9.1 million, including potential contingent consideration.  EP is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail. EP is included in our Engineered Products segment results from the date of acquisition.

Markets and Customers.    For the year ended December 31, 2019, approximately 58% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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

Backlog
Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog is not a meaningful measure, as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2019 was $220.5 million, compared with $226.1 million as of December 31, 2018. Nearly all of Engineered Products’ backlog as of December 31, 2019 is scheduled to be shipped in 2020.
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
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website free of charge at http://www.pkoh.com. The information on our website is not a part of this Annual Report on Form 10-K.
Information About our Executive Officers
Information with respect to our executive officers as of March 12, 2020, is as follows:

Name	Age	Position
Matthew V. Crawford	50	Chairman of the Board, Chief Executive Officer and President
Patrick W. Fogarty	58	Vice President and Chief Financial Officer
Robert D. Vilsack	59	Secretary and Chief Legal Officer

Mr. Crawford was elected President in 2019 and Chairman of the Board and Chief Executive Officer in 2018. Prior to that, he served as President and Chief Operating Officer since 2003. Mr. Crawford became one of our directors in August 1997 and has served as President of Crawford Group, Inc. since 1995.
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
As of December 31, 2019, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2020, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 35% and 8% of our net sales during the year ended December 31, 2019 from the automotive and heavy-duty truck industries, respectively.
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
We supply products and services to our Supply Technologies customers generally under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our Supply Technologies customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the number of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2019, our ten largest customers accounted for approximately 31% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Matthew Crawford, our Chairman, Chief Executive Officer and President, as well as the president of each of our operating units. Additionally, an event of default occurs under our revolving credit facility if Messrs. M. Crawford and Edward Crawford, our former President, or certain of their related parties own in the aggregate less than 15% of Holdings’ outstanding common stock and, if at such time, neither Mr. M. Crawford nor Mr. E. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Mr. M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.
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
As of December 31, 2019, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 670 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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

On January 31, 2020, the United Kingdom (“UK”) exited the European Union (“EU”). The long-term effects of Brexit will depend on any agreements the UK makes to retain access to EU markets. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect us.  It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU through potential restrictions on the free movement of goods and labor between the UK and the EU, create economic and political uncertainty in the region, and create other impediments to our ability to transact within and between the UK and EU.
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
As of December 31, 2019, we had goodwill of $108.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 5, Goodwill, to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board, Chief Executive Officer and President and former President collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2019, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 28% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.
Our business and operating results may be adversely affected by natural disasters, other catastrophic events or public health issues, all of which are beyond our control.
While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions such as hurricanes, tornadoes, and earthquakes; other natural disasters; or public health issues, including the outbreak of COVID-19, in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our business facilities, lack of adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, or delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.
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

Uncertainty relating to the calculation of London Interbank Offered Rate (“LIBOR”) and other reference rates and their potential discontinuance may adversely affect interest expense related to our outstanding debt, including amounts borrowed under our revolving credit facility.
National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As such, it appears highly likely that LIBOR will be discontinued or modified by the end of 2021.
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR or other benchmarks, including LIBOR-based borrowings under our revolving credit facility. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost effective basis.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

As of December 31, 2019, our operations included numerous manufacturing and supply chain logistics services facilities located in 25 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2019.

Related Industry Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Carnegie, PA	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Solon, OH	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Conneaut, OH	Leased/Owned	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Lobelville, TN	Owned	Manufacturing
	Rootstown, OH	Owned	Manufacturing
	Cleveland, OH	Leased/Owned	Manufacturing
	Wapakoneta, OH	Owned	Manufacturing
	Angola, IN	Owned	Manufacturing
	Huntington, IN	Leased	Manufacturing
	Fremont, IN	Owned	Manufacturing
	Big Rapids, MI	Owned	Manufacturing
	Acuna, Mexico	Owned	Manufacturing
ENGINEERED	Cicero, IL	Owned	Manufacturing
PRODUCTS	Cuyahoga Heights, OH	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Canton, OH	Owned	Manufacturing
	Newport, AR	Owned	Manufacturing
	Warren, OH	Owned	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Erie, PA	Owned	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Canton, OH	Leased	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Wickliffe, OH	Owned	Manufacturing
	Valencia, Spain	Owned	Manufacturing
	Euclid, OH	Owned	Manufacturing
	Albertville, AL	Leased	Office
	Chennai, India	Owned	Manufacturing

(1)	Each segment has other facilities, none of which is deemed to be a principal facility.

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
In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2019:
We were a co-defendant in approximately 114 cases asserting claims on behalf of approximately 215 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
The number of shareholders of record of our common stock as of February 28, 2020 was 357.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the year ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
October 1 — October 31, 2019	96	$28.27	—	355,616
November 1 — November 30, 2019	—	—	—	355,616
December 1 — December 31, 2019	—	—	—	355,616
Total	96	$28.27	—	355,616

(1)
Consists of an aggregate total of 96 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.

(2)	On March 4, 2013, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Income Statement Data:
Net sales	$1,618.3	$1,658.1	$1,412.9	$1,276.9	$1,463.8
Operating income	83.1	97.3	83.8	63.0	91.3
Net income attributable to ParkOhio common shareholders	38.6	53.6	28.6	31.7	48.1
Earnings per common share attributable to ParkOhio shareholders:
Basic	$3.16	$4.37	$2.34	$3.94	$3.77
Diluted	$3.12	$4.28	$2.30	$3.88	$3.68
Cash dividends per common share	$0.50	$0.50	$0.50	$0.50	$0.375

Results for 2019 include net expense of $4.3 million due to the retirement and resignation of our former President and $4.2 million of plant closure and relocation, severance and other costs.

Results for 2018 include a gain on the sale of assets of $1.9 million.

Results for 2017 include income of $3.3 million from the reversal of a litigation reserve, a loss on extinguishment of debt of $11.0 million and a one-time net tax expense of $4.2 million related to the U.S. Tax Cuts and Jobs Act (the “TCJA”).

Results for 2016 include an asset impairment charge of $4.0 million.

Results for 2015 include litigation judgment costs of $2.2 million.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)
Other Financial Data:
Net cash flows provided by operating activities	$63.7	$54.8	$46.7	$72.9	$44.7
Capital expenditures, net	(40.1)	(45.1)	(27.9)	(28.5)	(36.5)
Selected Balance Sheet Data (as of period end):
Cash and cash equivalents	56.0	55.7	82.8	64.3	62.0
Total assets	1,310.4	1,208.5	1,132.5	974.3	942.1
Long-term debt(1)	545.2	547.5	515.5	439.0	445.8
(1) Excluding current portion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
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

2019 Acquisition

In May 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for a total purchase price of $9.1 million, including potential contingent consideration.  EP is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail. EP is included in our Engineered Products segment.

Subsequent Event
On January 31, 2020, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 28, 2020, to shareholders of record as of the close of business on February 14, 2020 and resulted in a cash outlay of $1.6 million.
RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

2019 Compared with 2018 and 2018 Compared with 2017

				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,618.3	$1,658.1	$1,412.9	$(39.8)	(2)%	$245.2	17%
Cost of sales	1,358.0	1,386.6	1,180.1	(28.6)	(2)%	206.5	17%
Gross profit	260.3	271.5	232.8	(11.2)	(4)%	38.7	17%
Gross profit as a percentage of net sales	16.1%	16.4%	16.5%
Selling, general and administrative ("SG&A") expenses	177.2	176.1	152.3	1.1	1%	23.8	16%
SG&A expenses as a percentage of net sales	10.9%	10.6%	10.8%
Gain on sale of assets	—	(1.9)	—	1.9	*	(1.9)	*
Litigation settlement gain	—	—	(3.3)	—	*	(3.3)	*
Operating income	83.1	97.3	83.8	(14.2)	(15)%	13.5	16%
Other components of pension income and other postretirement benefits expense, net	5.6	8.8	6.4	(3.2)	(36)%	2.4	38%
Interest expense, net	(33.8)	(34.3)	(31.5)	0.5	(1)%	(2.8)	9%
Loss on extinguishment of debt	—	—	(11.0)	—	*	11.0	*
Income before income taxes	54.9	71.8	47.7	(16.9)	(24)%	24.1	51%
Income tax expense	(15.2)	(16.6)	(18.2)	1.4	(8)%	1.6	(9)%
Net income	39.7	55.2	29.5	(15.5)	(28)%	25.7	87%
Net income attributable to noncontrolling interest	(1.1)	(1.6)	(0.9)	0.5	(31)%	(0.7)	78%
Net income attributable to ParkOhio common shareholders	$38.6	$53.6	$28.6	$(15.0)	(28)%	$25.0	87%
Earnings per common share attributable to ParkOhio common shareholders
Basic	$3.16	$4.37	$2.34	$(1.21)	(28)%	$2.03	87%
Diluted	$3.12	$4.28	$2.30	$(1.16)	(27)%	$1.98	86%
* Calculation not meaningful
2019 Compared with 2018
Net Sales
Net sales decreased 2% to $1,618.3 million in 2019 compared to $1,658.1 million in 2018. The decrease in net sales was due to lower customer demand for our products in our Supply Technologies and Assembly Components segments, driven by softening demand in certain key end markets of Supply Technologies, the impact of the United Auto Workers (“UAW”) labor strike at General Motors (“GM”), lower levels of demand at our Assembly Components factories in China, and the pass-through of lower aluminum prices. Overall, these sales decreases were partially offset by increased sales in our Engineered Products segment driven by our May 2019 acquisition of EP and increasing demand for our capital equipment, aftermarket sales and services and our aerospace forgings.
Cost of Sales & Gross Profit
Cost of sales decreased 2% to $1,358.0 million in 2019 compared to $1,386.6 million in 2018. The decrease in cost of sales was in-line with the decrease in net sales described above.

Our gross margin percentage decreased to 16.1% in 2019 compared to 16.4% in 2018, due primarily to $3.5 million of non-recurring costs related to plant closure and consolidation in our Assembly Components and Supply Technologies segments.
SG&A Expenses
SG&A expenses increased to $177.2 million, or 10.9% of net sales, in 2019 from $176.1 million, or 10.6% of net sales, in 2018. This increase in SG&A expenses is due primarily to $4.3 million of one-time net expense related to an executive departure in June 2019, as discussed further in Note 3 to the consolidated financial statements. This increase was partially offset by lower stock compensation expense, incentive compensation expense and professional fees.
Gain on Sale of Assets

During 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.
Other Components of Pension Income and Other Postretirement Benefits (“OPEB”) Expense, Net

Other components of pension income and OPEB expense, net was $5.6 million in 2019 compared to $8.8 million in 2018. The decrease in 2019 relates to the recognition of higher net actuarial losses in 2019 compared to the prior year, driven by lower returns on plan assets in 2018 to be amortized over future periods starting in 2019.

Interest Expense, Net

Interest expense, net decreased to $33.8 million in 2019 compared to $34.3 million in 2018. The decrease was due to lower average outstanding borrowings as a result of net debt repayments of $4.5 million during 2019. Our average effective borrowing rate was approximately 5.8% in both years.
Income Tax Expense
The provision for income taxes was $15.2 million in 2019 (an effective rate of 27.7%) compared to a provision of $16.6 million in 2018 (an effective rate of 23.1%). The 2019 rate is higher due to the impact of the $6.0 million one-time, non-deductible payment in 2019 to a former executive, and a benefit in 2018 of approximately $3.0 million related to reversals of previously-recorded valuation allowances in certain foreign tax jurisdictions.

SEGMENT RESULTS
For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; Other components of pension income and OPEB expense, net; and interest expense, net.

Supply Technologies Segment

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net sales	$611.5	$636.8	$561.8
Segment operating income	$42.0	$49.0	$43.3
Segment operating income margin	6.9%	7.7%	7.7%

2019 Compared to 2018

Net sales were down 4% in 2019 compared to 2018 due primarily to lower customer demand in certain end markets, including the Company's semiconductor market, which was down 13%; the Company's agricultural and industrial equipment market, which was down 15%; and the Company's consumer products market, which was down 19%. These decreases were offset by higher customer demand in the Company’s truck and truck-related market, which was up 9%; and the Company’s aerospace and defense market, which was up 7%.

Segment operating income and operating income margin were down $7.0 million and 80 basis points, respectively, in 2019 compared to 2018. These decreases were due primarily to lower profit flow-through from the lower sales volumes; unfavorable sales mix; an increase in product costs from both general inflation and tariffs; and $0.6 million of non-recurring costs related to plant closure and consolidation.

Assembly Components Segment

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net sales	$539.5	$578.3	$524.5
Segment operating income	$36.2	$42.9	$47.8
Segment operating income margin	6.7%	7.4%	9.1%

2019 Compared to 2018

Net sales were down 7% in 2019 compared to 2018 due primarily to the impact of the UAW labor strike at GM in 2019, lower levels of demand in China, anticipated end-of-life programs, and the pass-through of lower aluminum prices.

Segment operating income and operating income margin were down $6.7 million and 70 basis points, respectively, in 2019 compared to 2018. These decreases were driven by $3.3 million of non-recurring costs related to plant closure and consolidation; the impact of the UAW labor strike at GM; lower profit flow-through from the lower sales volumes noted above; and unfavorable sales mix.

Engineered Products Segment

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net sales	$467.3	$443.0	$326.6
Segment operating income	$37.7	$38.4	$19.5
Segment operating income margin	8.1%	8.7%	6.0%

2019 Compared to 2018

Net sales were up 5% in 2019 compared to 2018 due primarily to the acquisitions of EP in May 2019 and Canton Drop Forge (“CDF”) in February 2018; increased customer demand for our induction and pipe threading equipment and aftermarket parts and services in our industrial equipment group; and increased demand for aerospace products in our forged and machined products group. These increases were partially offset by lower customer demand for our oil and gas forged products.

Segment operating income and operating income margin were down $0.7 million and 60 basis points, respectively, in 2019 compared to 2018. These decreases were due primarily to unfavorable product mix and manufacturing inefficiencies, including an unplanned temporary shut-down of a production line at one of our forging plants.

Liquidity and Capital Resources
The following table summarizes the major components of cash flows:

	2019	2018	2017
Cash provided (used) by:	(In millions)
Operating activities	$63.7	$54.8	$46.7
Investing activities	(48.2)	(89.2)	(67.6)
Financing activities	(15.3)	9.4	33.7
Effect of exchange rate on cash	0.1	(2.1)	5.7
Increase (decrease) in cash and cash equivalents	$0.3	$(27.1)	$18.5

Operating Activities

Cash provided by operating activities increased by $8.9 million in 2019 compared to 2018, due primarily to lower working capital usage in 2019 compared to 2018, driven by efficiencies in 2019 and higher working capital levels in 2018 to support higher sales levels. The lower net working capital usage in 2019 was partially offset by lower profitability in 2019 compared to 2018.
Investing Activities

Capital expenditures were $40.1 million in 2019, $45.1 million in 2018 and $27.9 million in 2017. These capital expenditures were primarily for growth initiatives, with the majority in our Assembly Components and Engineered Products segments. In the Assembly Components segment, we continued to launch newly awarded products in our fuel products and aluminum businesses. In the Engineered Products segment, we continued to invest in a new forging line at the Company’s facility in Arkansas.

In 2019, we spent $8.1 million on acquisition of EP. See Note 4 to the consolidated financial statements included elsewhere herein for additional information.

In 2018, we spent $46.9 million on acquisitions of businesses, primarily CDF and Hydrapower Dynamics Limited (“Hydrapower”). See Note 4 to the consolidated financial statements included elsewhere herein for additional information.

Financing Activities
Cash used by financing activities in 2019 included net debt repayments of $4.5 million, dividend payments of $7.0 million, treasury share repurchases of $0.9 million, and payments of withholding taxes on share awards of $2.9 million.

Cash provided by financing activities in 2018 included net borrowings of $40.3 million on our revolving credit facility to fund our 2018 acquisitions, and repayments of other debt of $12.4 million. During 2018, we also paid dividends of $6.4 million; repurchased treasury shares for $9.0 million; and made payments of withholding taxes on share awards of $3.1 million.

During September 2018, we repatriated cash of $24.4 million from a foreign subsidiary to the U.S. and utilized the cash to pay down a portion of the amount outstanding under our revolving credit facility in the U.S.

Liquidity

Overall, our cash provided by operating activities in 2019 was used to fund our capital expenditures, the EP acquisition, and our financing activities described above. Overall, our cash balance increased by $0.3 million during 2019, as we used substantially all excess cash to make debt repayments. See Note 7 to the consolidated financial statements included elsewhere herein for further discussion of our financing arrangements.

The following table summarizes our indicators of liquidity:

	2019	2018
	(Dollars in millions)
Cash and cash equivalents	$56.0	$55.7
Gross debt (excluding unamortized debt issuance costs)	$568.5	$573.1
Working capital (excluding cash)	$364.7	$366.0
Net debt as a % of capitalization	56%	58%
Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been cash provided by operations, funds available from existing bank credit arrangements and the sale of our debt securities. Our existing financial resources (working capital and available bank borrowing arrangements) and anticipated cash from operations are expected to be adequate to meet anticipated cash requirements for at least the next twelve months, including but not limited to our ability to maintain current operations and fund capital expenditure requirements, service our debt and pay dividends.

As of December 31, 2019, we had $173.2 million outstanding under the revolving credit facility, approximately $195.3 million of unused borrowing availability and cash and cash equivalents of $56.0 million.

The Company had cash and cash equivalents held by foreign subsidiaries of $45.4 million at December 31, 2019 and $46.2 million at December 31, 2018. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Credit Agreement

In June 2018, Park-Ohio entered into Amendment No. 1 to its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Amendment to the Credit Agreement, among other things, provided increases in the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million, and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. In November 2019, Park-Ohio entered into Amendment No. 4 to the Credit Agreement, extending the maturity of the Credit Agreement to November 16, 2024.

Finance Leases

On August 13, 2015, the Company entered into a Finance Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.2 million were borrowed under the Lease Agreement to acquire machinery and equipment as of December 31, 2019.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on our ability to meet a debt service ratio covenant, which could be materially impacted by negative economic trends. Failure to meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings.

At December 31, 2019, our debt service coverage ratio was 2.1, and, therefore, we were in compliance with the debt service coverage ratio covenant in the revolving credit facility provided by the Credit Agreement. The debt service coverage ratio is calculated at the end of each fiscal quarter based on the following ratio: (1) the most recently ended four fiscal quarters of consolidated EBITDA, as defined in the Credit Agreement, minus cash taxes paid, minus unfunded capital expenditures, plus cash tax refunds; to (2) consolidated debt charges, which are consolidated cash interest expense, plus scheduled principal payments on indebtedness, plus scheduled reductions in our term debt as defined in the Credit Agreement. The debt service coverage ratio must be greater than 1.0 and not less than 1.15 for any two consecutive fiscal quarters. We were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2019. While we expect to remain in compliance throughout 2020, declines in sales volumes in 2020 could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $6.3 million during 2019. In January 2020, our Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 28, 2020 to shareholders of record as of the close of business on February 14, 2020 and resulted in a cash outlay of $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

Contractual Obligations

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of December 31, 2019:

		Payments Due or Commitment Expiration Per Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt obligations	$551.3	$9.8	$6.5	$178.7	$356.3
Interest obligations (1)	169.0	23.2	46.4	46.4	53.0
Operating lease obligations	65.5	11.9	18.6	14.5	20.5
Finance lease obligations	17.2	7.0	6.8	2.7	0.7
Purchase obligations (2)	179.0	177.7	1.2	0.1	—
Pension obligations (3)	61.1	5.7	12.0	12.4	31.0
Postretirement obligations (3)	7.3	1.0	1.7	1.6	3.0
Transition tax	8.2	—	1.0	4.2	3.0
Standby letters of credit and bank guarantees	33.8	28.9	4.6	0.1	0.2
Total	$1,092.4	$265.2	$98.8	$260.7	$467.7

(1)
Interest obligations are included on the Notes only and assume the Notes are paid at maturity. The calculation of interest on debt outstanding under our revolving credit facility and other variable rate debt ($4.9 million based on 2.85% average interest rate and outstanding borrowings of $173.2 million at December 31, 2019, respectively) is not included above due to the estimation required.

(2)	Purchase obligations include contractual obligations for raw materials and services.

(3)	Pension and postretirement obligations include projected benefit payments to participants only through 2028.
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
Impairment of Long-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment and operating lease right-of-use assets, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We review our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
When we identify impairment indicators, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other group of assets (for example, plant location or asset level). We determine whether the carrying amount of the asset group is recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the asset group exceeds the expected undiscounted cash flows, we estimate the fair value of the asset group by using appraisals or recent selling experience in selling similar assets, or for certain assets with reasonably predictable cash flows by performing a discounted cash flow analysis utilizing the income approach to estimate fair value when market information is not available to determine whether an impairment existed.
Business Combinations: Business combinations are accounted for using the purchase method of accounting under ASC 805, "Business Combinations." This method requires the Company to record assets and liabilities of the business acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions including discount rates, rates of return on assets, long-term sales growth rates, and royalty rates.
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2019, 2018 and 2017, we performed quantitative testing for each reporting unit with a goodwill balance.
Our annual goodwill impairment analysis utilizes a quantitative approach comparing carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. In applying the quantitative approach, we use an income approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether that premium is reasonable based on recent market transactions.
The results of testing as of October 1, 2019, 2018 and 2017 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2019, 2018 and 2017, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2019, 2018 and 2017 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
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
In determining if it is more likely than not that all or some portion of a deferred tax asset will be realized, we consider the following factors: future reversals of existing taxable temporary differences; taxable income in prior years if carryback is permitted under the tax law; tax planning strategies that could accelerate taxable income; and future taxable income. Based on these factors, when we have determined that the realizability of certain domestic and foreign deferred tax assets is more likely than not to not be realized, a valuation allowance has been established.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 3.22% for 2019, compared with 4.24% in 2018. For the other postretirement benefit plan, the rate is 2.94% for 2019 and 4.06% for 2018. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2019. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except to the extent required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. As of December 31, 2019, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $173.2 million at December 31, 2019. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.7 million for the year ended December 31, 2019.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

Basis for Opinion
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
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited Park-Ohio Holdings Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park-Ohio Holdings Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EFCO Inc., which is included in the 2019 consolidated financial statements of the Company and constituted approximately one percent of the Company’s total assets as of December 31, 2019, and less than one percent of the Company's total revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EFCO Inc.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 12, 2020

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$56.0	$55.7
Accounts receivable, net	261.3	264.4
Inventories, net	327.2	317.8
Unbilled contract revenue	61.7	66.3
Other current assets	19.5	16.4
Total current assets	725.7	720.6
Property, plant and equipment, net	237.6	219.4
Operating lease right-of-use assets	64.3	—
Goodwill	108.4	103.4
Intangible assets, net	90.6	95.3
Pension assets	65.0	57.0
Other long-term assets	18.8	12.8
Total assets	$1,310.4	$1,208.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$175.0	$177.8
Current portion of long-term debt and short-term debt	16.8	17.9
Current portion of operating lease liabilities	11.9	—
Accrued employee compensation	25.7	27.5
Deferred revenue	35.7	39.5
Other accrued expenses	39.9	36.2
Total current liabilities	305.0	298.9
Long-term liabilities, less current portion:
Long-term debt	545.2	547.5
Long-term operating lease liabilities	53.6	—
Deferred income taxes	28.5	23.4
Other long-term liabilities	28.5	26.1
Total long-term liabilities	655.8	597.0
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 15,706,398 shares in 2019 and 15,555,275 in 2018	15.7	15.6
Additional paid-in capital	129.8	125.7
Retained earnings	298.2	265.9
Treasury stock, at cost, 3,040,623 shares in 2019 and 2,928,869 shares in 2018	(71.1)	(67.3)
Accumulated other comprehensive loss	(37.0)	(40.9)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	335.6	299.0
Noncontrolling interests	14.0	13.6
Total equity	349.6	312.6
Total liabilities and shareholders' equity	$1,310.4	$1,208.5
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Net sales	$1,618.3	$1,658.1	$1,412.9
Cost of sales	1,358.0	1,386.6	1,180.1
Gross profit	260.3	271.5	232.8
Selling, general and administrative expenses	177.2	176.1	152.3
Gain on sale of assets	—	(1.9)	—
Litigation settlement gain	—	—	(3.3)
Operating income	83.1	97.3	83.8
Other components of pension income and other postretirement benefits expense, net	5.6	8.8	6.4
Interest expense, net	(33.8)	(34.3)	(31.5)
Loss on extinguishment of debt	—	—	(11.0)
Income before income taxes	54.9	71.8	47.7
Income tax expense	(15.2)	(16.6)	(18.2)
Net income	39.7	55.2	29.5
Net income attributable to noncontrolling interest	(1.1)	(1.6)	(0.9)
Net income attributable to ParkOhio common shareholders	$38.6	$53.6	$28.6

Earnings per common share attributable to ParkOhio common shareholders:
Basic	$3.16	$4.37	$2.34
Diluted	$3.12	$4.28	$2.30
Weighted-average shares used to compute earnings per share:
Basic	12.2	12.3	12.2
Diluted	12.4	12.5	12.5
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income	$39.7	$55.2	$29.5
Other comprehensive income (loss):
Currency translation	(1.1)	(9.7)	19.2
Pensions and other postretirement benefits, net of tax	5.0	(13.3)	5.6
Total other comprehensive income (loss)	3.9	(23.0)	24.8
Total comprehensive income, net of tax	43.6	32.2	54.3
Comprehensive income attributable to noncontrolling interest	(1.1)	(1.6)	(0.9)
Comprehensive income attributable to ParkOhio common shareholders	$42.5	$30.6	$53.4
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at December 31, 2016	14,846,035	$14.9	$108.8	$193.6	$(48.6)	$(42.7)	$10.0	$236.0
Comprehensive income	—	—	—	28.6	—	24.8	0.9	54.3
Stock-based compensation	—	—	8.6	—	—	—	—	8.6
Restricted stock awards issued	266,280	0.3	(0.3)	—	—	—	—	—
Restricted stock cancelled	(2,000)	—	—	—	—	—	—	—
Performance shares issued	4,694	—	—	—	—	—	—	—
Exercise of stock options	38,000	—	0.7	—	—	—	—	0.7
Dividends	—	—	—	(6.3)	—	—	(0.6)	(6.9)
Purchase of treasury stock (178,243 shares)	—	—	—	—	(6.6)	—	—	(6.6)
Acquisition adjustment	—	—	—	—	—	—	1.7	1.7
Other	—	—	—	0.2	—	—	—	0.2
Balance at December 31, 2017	15,153,009	15.2	117.8	216.1	(55.2)	(17.9)	12.0	288.0
Comprehensive income	—	—	—	53.6	—	(23.0)	1.6	32.2
Stock-based compensation	—	—	8.3	—	—	—	—	8.3
Restricted stock awards issued	410,100	0.4	(0.4)	—	—	—	—	—
Restricted stock cancelled	(7,834)	—	—	—	—	—	—	—
Dividends	—	—	—	(6.4)	—	—	—	(6.4)
Purchase of treasury stock (304,512 shares)	—	—	—	—	(12.1)	—	—	(12.1)
Adoption of ASU 2014-09	—	—	—	2.6	—	—	—	2.6
Balance at December 31, 2018	15,555,275	15.6	125.7	265.9	(67.3)	(40.9)	13.6	312.6
Comprehensive income	—	—	—	38.6	—	3.9	1.1	43.6
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Restricted stock awards issued(1)	266,123	0.2	(0.1)	—	—	—	—	0.1
Restricted stock cancelled	(115,000)	(0.1)	0.1	—	—	—	—	—
Dividends	—	—	—	(6.3)	—	—	(0.7)	(7.0)
Purchase of treasury stock (111,754 shares)	—	—	—	—	(3.8)	—	—	(3.8)
Balance at December 31, 2019	15,706,398	$15.7	$129.8	$298.2	$(71.1)	$(37.0)	$14.0	$349.6

(1) - Includes 52,173 restricted share units converted to common stock.

	Year Ended December 31,
	2019	2018	2017
Cash dividends per common share	$0.50	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES	(In millions)
Net income	$39.7	$55.2	$29.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.2	36.3	31.5
Stock-based compensation	4.1	8.3	8.6
Gain on sale of assets	—	(1.9)	—
Loss on extinguishment of debt	—	—	11.0
Litigation settlement gain	—	—	(3.3)
Deferred income taxes	1.4	0.6	5.6
Net impact of Tax Cuts and Jobs Act	—	0.3	4.2
Changes in operating assets and liabilities:
Accounts receivable	6.5	(11.9)	(25.1)
Inventories	(7.2)	(29.4)	(19.0)
Prepaid and other current assets	3.5	(9.7)	(4.4)
Accounts payable and accrued expenses	(14.1)	15.5	23.8
Other noncurrent liabilities	0.2	(2.0)	(4.3)
Litigation settlement payment	—	—	(4.0)
Other	(4.6)	(6.5)	(7.4)
Net cash provided by operating activities	63.7	54.8	46.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(40.1)	(45.1)	(27.9)
Proceeds from sale of assets	—	2.8	—
Business acquisitions, net of cash acquired	(8.1)	(46.9)	(39.7)
Net cash used by investing activities	(48.2)	(89.2)	(67.6)
FINANCING ACTIVITIES
Proceeds from (payments on) revolving credit facility, net	7.8	40.3	(8.1)
Payments on term loans and other debt	(10.3)	(15.5)	(31.3)
Proceeds from other long-term debt	1.4	4.0	—
(Payments on) proceeds from finance lease facilities, net	(3.4)	(0.9)	1.5
Issuance of 6.625% senior notes due 2027	—	—	350.0
Deferred financing costs	—	—	(7.6)
Repurchase of 8.125% senior notes due 2021	—	—	(250.0)
Premium on early extinguishment of debt	—	—	(8.0)
Dividends	(7.0)	(6.4)	(6.9)
Purchases of treasury stock	(0.9)	(9.0)	(4.2)
Payments of withholding taxes on stock awards	(2.9)	(3.1)	(2.4)
Other	—	—	0.7
Net cash (used) provided by financing activities	(15.3)	9.4	33.7
Effect of exchange rate changes on cash	0.1	(2.1)	5.7
Increase (decrease) in cash and cash equivalents	0.3	(27.1)	18.5
Cash and cash equivalents at beginning of year	55.7	82.8	64.3
Cash and cash equivalents at end of year	$56.0	$55.7	$82.8
Income taxes paid	$12.3	$21.0	$11.3
Interest paid	$31.5	$33.0	$29.9
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
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The allowance for doubtful accounts was $4.9 million and $6.2 million at December 31, 2019 and 2018, respectively. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history as well as a general reserve based on historical trends and other information. During 2019 and 2018, we sold, without recourse, $112.7 million and $106.8 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $1.1 million and $1.0 million in 2019 and 2018, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.
Inventories:    Inventories are valued using first-in, first-out (“FIFO”) or the weighted-average inventory method and stated at the lower of cost or net realizable value, except for the inventories at Canton Drop Forge (“CDF”), which was acquired on February 1, 2018. CDF inventories are stated using the last-in, first-out (“LIFO”) method.

Major Classes of Inventories	December 31, 2019	December 31, 2018
Raw materials and supplies	$92.6	$85.0
Work in process	51.3	48.9
Finished goods	181.3	182.0
LIFO reserve	2.0	1.9
Inventories, net	$327.2	$317.8

Other Inventory Items
Inventory reserves	$(34.2)	$(34.9)
Consigned inventory	$8.2	$10.3
Property, Plant and Equipment:    Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of assets are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of fixed assets, including amounts capitalized under finance leases, is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from five to 40 years for buildings, and one to 20 years for machinery and equipment (with the majority in the range of three to ten years).
The following table summarizes property, plant and equipment:

	December 31, 2019	December 31, 2018
Land and land improvements	$12.1	$11.9
Buildings	84.8	82.3
Machinery and equipment	424.0	392.6
Leased property under finance leases	39.2	35.8
Total property, plant and equipment	560.1	522.6
Less: Accumulated depreciation	322.5	303.2
Property, plant and equipment, net	$237.6	$219.4

	Year Ended December 31,
	2019	2018	2017
Depreciation expense	$27.7	$29.4	$24.9
Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,
“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets of each reporting unit, including goodwill and intangible assets, compared to its fair value. Our reporting units have been identified one level below the operating segment level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment. To determine fair value, the Company uses an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital for its goodwill testing, and a relief of royalty method for its indefinite-lived intangibles testing.

See Notes 5 and 6 for additional disclosures about goodwill and indefinite-lived intangibles.
Impairment of Other Long-Lived Assets: Other long-lived assets, including operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. Impairment losses are measured by comparing the estimated fair value of the asset group to its carrying value.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 7) approximate fair value at December 31, 2019 and December 31, 2018 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 7 and Note 12, respectively.
The Company has not changed its valuation techniques for measuring fair value during 2019, and there were no transfers between levels during the periods presented.
Pension and Other Postretirement Benefits: We account for our pensions and other post-retirement benefits in accordance with ASC Topic 715, "Compensation — Retirement Benefits." Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over an average employee future service period. Refer to Note 12 for more information.
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
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2019, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $44.8 million, which represented approximately 17% of the Company’s trade accounts receivable. During 2019, sales to these customers amounted to approximately $280.6 million, which represented approximately 17% of the Company’s net sales.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$6.2	$7.9	$7.1
Claims paid during the year	(4.1)	(5.3)	(4.0)
Warranty expense	4.3	3.6	4.7
Acquired warranty liabilities	—	—	0.1
Balance at December 31	$6.4	$6.2	$7.9
Weighted-Average Number of Shares Used in Computing Earnings Per Share: The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In whole shares)
Weighted average basic shares outstanding	12,225,481	12,255,490	12,211,978
Dilutive impact of employee stock awards	153,608	253,023	243,963
Weighted average diluted shares outstanding	12,379,089	12,508,513	12,455,941
Outstanding stock awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the years ended December 31, 2019, 2018 and 2017, the anti-dilutive shares were insignificant.

Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This accounting standard requires that a lessee recognize a right-of-use asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. In July 2018, the FASB issued updated guidance, which allows an additional transition method to adopt the new leases standard at the adoption date, rather than as of the beginning of the earliest period presented. The Company elected to transition to the new standard on its effective date of January 1, 2019 and therefore did not adjust its prior period financial information. On the transition date, we recognized operating right-of-use assets and related lease liabilities of $69.7 million. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also made an accounting policy election not to record a right-of-use asset or lease liability related to leases with an initial term of 12 months or less, and elected to not separate lease and non-lease components for all leases. See Note 10, "Leases" for additional disclosure.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, “Income Statement-Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company has evaluated ASU 2018-02 and has decided not to make the election to reclassify the income tax effects of the TCJA from accumulated other comprehensive income to retained earnings.

Recent Accounting Standards Not Yet Adopted

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019. We plan to adopt this standard as of January 1, 2020. The Company is in the process of evaluating the impact of the new standard but does not expect adoption to have a material impact.

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

Supply Technologies provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Within this segment, contracts routinely consist of a long-term agreement or master service agreement with quantity and pricing specified through individual purchase orders. Revenue is recognized at a point in time, which is the shipping point, as that is when control transfers to the customer.

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 18% of the Company's total consolidated sales for the year ended December 31, 2019. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $35.7 million and $39.5 million at December 31, 2019 and December 31, 2018, respectively, are recorded as Deferred revenue in the Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $61.7 million and $66.3 million at December 31, 2019 and December 31, 2018, respectively, are recorded as Unbilled contract revenue in the Consolidated Balance Sheets.

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

We disaggregate our revenue by product line and geographic region of our customer, as we believe these criteria best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

	Year Ended December 31,
	2019	2018
PRODUCT LINE
Supply Technologies	$532.9	$555.3
Engineered specialty fasteners and other products	78.6	81.5
Supply Technologies Segment	611.5	636.8

Fuel, rubber and plastic products	353.8	382.5
Aluminum products	185.7	195.8
Assembly Components Segment	539.5	578.3

Industrial equipment	323.8	312.1
Forged and machined products	143.5	130.9
Engineered Products Segment	467.3	443.0

Total revenues	$1,618.3	$1,658.1

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2019
GEOGRAPHIC REGION
United States	$404.5	$388.1	$271.3	$1,063.9
Europe	98.0	14.6	80.2	192.8
Asia	40.3	21.4	66.2	127.9
Mexico	54.7	37.3	13.8	105.8
Canada	12.2	76.7	23.9	112.8
Other	1.8	1.4	11.9	15.1
Total	$611.5	$539.5	$467.3	$1,618.3

Year Ended December 31, 2018
GEOGRAPHIC REGION
United States	$421.8	$410.2	$254.3	$1,086.3
Europe	98.2	7.8	77.3	183.3
Asia	49.2	30.0	61.2	140.4
Mexico	53.3	34.0	16.2	103.5
Canada	13.3	94.9	22.5	130.7
Other	1.0	1.4	11.5	13.9
Total	$636.8	$578.3	$443.0	$1,658.1

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

For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits (“OPEB”) expense, net; and interest expense, net.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Year Ended December 31,
	2019	2018	2017
Net sales:
Supply Technologies	$611.5	$636.8	$561.8
Assembly Components	539.5	578.3	524.5
Engineered Products	467.3	443.0	326.6
	$1,618.3	$1,658.1	$1,412.9
Segment operating income:
Supply Technologies	$42.0	$49.0	$43.3
Assembly Components	36.2	42.9	47.8
Engineered Products	37.7	38.4	19.5
Total segment operating income	115.9	130.3	110.6
Corporate costs	(28.5)	(34.9)	(30.1)
One-time net expense related to former President	(4.3)	—	—
Gain on sale of assets	—	1.9	—
Litigation settlement gain	—	—	3.3
Operating income	83.1	97.3	83.8
Other components of pension income and other postretirement benefits expense, net	5.6	8.8	6.4
Interest expense, net	(33.8)	(34.3)	(31.5)
Loss on extinguishment of debt	—	—	(11.0)
Income before income taxes	$54.9	$71.8	$47.7

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2019	2018	2017
Capital expenditures:
Supply Technologies	$6.1	$5.2	$3.3
Assembly Components	19.5	24.3	18.6
Engineered Products	14.3	15.4	5.7
Corporate	0.2	0.2	0.3
	$40.1	$45.1	$27.9
Depreciation and amortization expense:
Supply Technologies	$4.8	$5.3	$4.7
Assembly Components	20.1	22.2	20.7
Engineered Products	8.8	8.4	5.6
Corporate	0.5	0.4	0.5
	$34.2	$36.3	$31.5
Identifiable assets:
Supply Technologies	$355.9	$330.1	$344.4
Assembly Components	413.4	378.3	351.4
Engineered Products	455.1	433.1	353.6
Corporate	86.0	67.0	83.1
	$1,310.4	$1,208.5	$1,132.5
At December 31, 2019, 2018 and 2017, approximately 71%, 68% and 65%, respectively, of the Company’s assets were located in the United States.
NOTE 4 — Acquisitions

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for $9.1 million, including potential contingent consideration.  EP, which had revenue of approximately $12 million since the date of the acquisition, is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail. EP is included in the Company's Engineered Products segment.

During 2019, the Company paid $8.1 million in cash (net of $10.4 million of cash and cash equivalents acquired). In addition, the purchase agreement stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.0 million as of December 31, 2019, resulting in total consideration of $9.1 million.

The allocation of the purchase price for EP was finalized in 2019. Below is the purchase price allocation as of December 31, 2019 related to the acquisition of EP:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current assets	$6.4
Current liabilities	(6.4)
Property, plant and equipment	2.9
Intangible assets	1.8
Goodwill	5.2
Deferred income tax liabilities	(0.8)
Total purchase price (including potential contingent consideration)	9.1

Goodwill associated with the EP acquisition is not deductible for income tax purposes.

On February 1, 2018, the Company acquired CDF for $35.6 million in cash for its Engineered Products segment.  CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets.

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
NOTE 5 — Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2018	$15.4	$54.1	$30.7	$100.2
Acquisitions and adjustments	(0.5)	1.9	3.6	5.0
Foreign currency translation	(0.7)	—	(1.1)	(1.8)
Balance at December 31, 2018	14.2	56.0	33.2	103.4
Acquisitions and adjustments	—	—	5.0	5.0
Foreign currency translation	0.4	—	(0.4)	—
Balance at December 31, 2019	$14.6	$56.0	$37.8	$108.4
NOTE 6 — Other Intangible Assets

	December 31, 2019				December 31, 2018
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	10.0	$86.6	$39.6	$47.0	$86.0	$34.5	$51.5
Indefinite-lived tradenames	*	24.6	*	24.6	24.1	*	24.1
Technology	15.5	22.9	5.3	17.6	22.9	4.1	18.8
Other	7.5	4.8	3.4	1.4	4.1	3.2	0.9
Total		$138.9	$48.3	$90.6	$137.1	$41.8	$95.3

* Not applicable, as these tradenames have an indefinite life.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of other intangible assets as follows:

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$6.5	$6.9	$6.6

We estimate amortization expense for the five years subsequent to December 31, 2019 as follows:

2020	$6.5
2021	$6.5
2022	$6.4
2023	$6.3
2024	$6.1
NOTE 7 — Financing Arrangements
Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2019	December 31, 2019	December 31, 2018
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	2.85%	173.2	165.1
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	4.6	12.6
Finance leases	Various	Various	17.2	20.7
Other	Various	Various	23.5	24.7
Total debt			568.5	573.1
Less: Current portion of long-term debt and short-term debt			(16.8)	(17.9)
Less: Unamortized debt issuance costs			(6.5)	(7.7)
Total long-term debt, net			$545.2	$547.5

In 2018, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of Park-Ohio Holdings Corp., entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, Park-Ohio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. In November 2019, Park-Ohio entered into Amendment No. 4 to the Credit Agreement, extending the maturity of the Credit Agreement to November 26, 2024.

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

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $28.1 million as of December 31, 2019, as well as a revolving credit facility for up to $11.2 million to fund working capital and general corporate needs. The Company had $4.6 million outstanding on the loan as of December 31, 2019. No amounts have been drawn on the revolving credit facility as of December 31, 2019.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 13, 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.2 million were borrowed under the Lease Agreement as of December 31, 2019 to acquire machinery and equipment. See Note 11 for additional disclosure.
On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $8.4 million under this agreement as of December 31, 2019.
The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2019 and 2018. The fair value was estimated using quoted market prices.

	December 31, 2019	December 31, 2018
Carrying amount	$350.0	$350.0
Fair value	$358.3	$345.8
Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2019 are as follows:

2020	$9.8
2021	$3.5
2022	$3.0
2023	$2.9
2024	$175.8
Foreign subsidiaries of the Company had $16.2 million of borrowings at December 31, 2019 and $26.1 million at December 31, 2018.
We had outstanding bank guarantees and letters of credit of approximately $33.8 million at December 31, 2019 and $27.5 million at December 31, 2018 under our credit arrangements.
The weighted average interest rate on all debt was approximately 5.8% in 2019 and 2018 and 6.1% in 2017.
NOTE 8 — Income Taxes
Income before income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
United States	$26.2	$35.1	$21.4
Outside the United States	28.7	36.7	26.3
	$54.9	$71.8	$47.7

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current expense:
Federal	$5.9	$6.4	$14.3
State	0.7	0.6	0.7
Foreign	7.2	9.0	7.6
	13.8	16.0	22.6
Deferred expense (benefit):
Federal	1.8	1.3	(5.4)
State	(0.2)	0.1	0.3
Foreign	(0.2)	(0.8)	0.7
	1.4	0.6	(4.4)
Income tax expense	$15.2	$16.6	$18.2

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on its global intangible low-taxed income (“GILTI”), and provided a foreign-derived intangible income deduction (“FDII”). In 2017, we recorded provisional amounts for certain enactment-date effects of the TCJA by applying the guidance in Staff Accounting Bulletin (“SAB”) 118 because we had not yet completed our enactment-date accounting for these effects. During 2018, the Company finalized its accounting for the 2017 enactment of the TCJA and recorded net expense of $0.3 million related to the remeasurement of taxes and the one-time transition tax.

The TCJA subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense. The impact of GILTI at December 31, 2019 and 2018 was an increase in tax expense of $1.9 million and $3.1 million, respectively. The impact of FDII at December 31, 2019 and 2018 was a decrease in tax expense of $0.8 million and $0.6 million, respectively.

A reconciliation of income tax expense computed by applying the statutory federal income tax rate to income tax expense as recorded is as follows:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2019	2018	2017
Income tax at U.S. statutory rate	$11.5	$15.1	$16.7
Effect of state income taxes, net	0.3	0.6	0.7
Effect of foreign operations	1.9	3.5	(5.2)
Valuation allowance	0.6	(3.0)	5.3
Uncertain tax positions	0.1	(0.3)	(2.0)
Non-deductible items	0.3	0.5	0.5
Non-deductible compensation	2.2	0.8	0.4
Manufacturer's deduction	—	—	(0.8)
Foreign tax credit	(1.7)	(2.2)	—
Other tax credits	(0.8)	—	—
GILTI	1.9	3.1	—
FDII	(0.8)	(0.6)	—
Net impact of TCJA	—	0.3	4.2
Other, net	(0.3)	(1.2)	(1.6)
Income tax as recorded	$15.2	$16.6	$18.2

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018
Deferred income tax assets:
Postretirement benefit obligation	$1.7	$1.8
Inventory	8.7	8.5
Net operating loss and credit carryforwards	11.6	11.4
Operating lease liabilities	13.8	—
Accrued litigation	—	0.1
Compensation	2.9	4.7
Disallowed interest	4.6	2.7
Other	4.8	4.0
Total deferred income tax assets	48.1	33.2
Deferred income tax liabilities:
Depreciation and amortization	21.0	17.6
Pension	13.9	12.3
Intangible assets	16.8	16.1
Right-of-use assets	13.5	—
Other	3.0	3.2
Total deferred income tax liabilities	68.2	49.2
Net deferred income tax liabilities prior to valuation allowances	(20.1)	(16.0)
Valuation allowances	(4.8)	(5.3)
Net deferred income tax liability	$(24.9)	$(21.3)
At December 31, 2019, the Company has U.S., state and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $26.5 million, of which $12.4 million expires between 2020 and 2039 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $2.3 million that expires between 2020 and 2039. The Company also has a non-consolidated U.S. net operating loss carryforward of $1.5 million that expires between 2036 and 2037. The foreign tax credit carryforward is $0.1 million and expires in 2029.

As of December 31, 2019 and 2018, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. For the year ended December 31, 2018, the Company recorded a tax benefit of $6.3 million related to the reversal of valuation allowance, of which $3.0 million was recorded in income tax expense with the remainder reflected in deferred taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Unrecognized Tax Benefit — January 1,	$0.9	$1.2	$2.9
Gross Increases to Tax Positions Related to Current Year	0.5	0.1	0.1
Gross Increases to Tax Positions Related to Prior Years	2.6	—	0.6
Gross Decreases to Tax Positions Related to Prior Years	—	(0.1)	—
Gross Decreases related to settlements with taxing authorities	—	(0.1)	(0.4)
Expiration of Statute of Limitations	(0.3)	(0.2)	(1.9)
Other	—	—	(0.1)
Unrecognized Tax Benefit — December 31,	$3.7	$0.9	$1.2
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million at December 31, 2019 and $0.8 million at December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019 and 2018, the Company recognized a tax expense of approximately $0.1 million and a tax benefit of $0.1 million, respectively, in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.2 million and $0.1 million for the payment of interest and penalties accrued at December 31, 2019 and 2018, respectively. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $0.1 million as a result of the closure of tax statutes related to existing uncertain tax positions.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2016 through 2019 remain open for examination by the Internal Revenue Service and 2014 through 2019 remain open for examination by various state and foreign taxing authorities.
As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $194.9 million. Because $146.8 million of such earnings have previously been subject to the one-time transition taxes required by the TCJA, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
NOTE 9 — Stock-Based Compensation
The Company follows the provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values. Compensation expense for awards with service conditions only that are subject to graded vesting is recognized on a straight-line basis over the term of the vesting period.
A summary of restricted share and performance share activity for the year ended December 31, 2019 is as follows:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	529,947	$35.98	—	$—
Granted(a)	268,948	32.01	50,000	32.55
Vested	(212,261)	37.68	—	—
Canceled or expired	(115,000)	39.35	—	—
Outstanding — end of year	471,634	$32.06	50,000	$32.55

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Included in the granted amount are 2,825 restricted share units.
The Company recognized compensation expense of $4.1 million, $8.3 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, relating to time-based awards and performance-based awards. The amount in 2019 is net of $1.7 million of forfeitures related to the departure of our former President.
The performance-based award in 2019 relates to a five-year cumulative profit target through 2023. Through December 31, 2019, no compensation expense was recognized as achievement of the performance target is deemed not probable.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2019, 2018 and 2017 was $8.0 million, $8.3 million and $7.0 million, respectively.
As of December 31, 2019, the Company had unrecognized compensation expense of $8.6 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.3 years.
NOTE 10 — Commitments and Contingencies

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 114 cases asserting claims on behalf of approximately 215 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

NOTE 11 - Lease Arrangements

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

During 2019, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $13.0 million.

Balance Sheet as of December 31, 2019

	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$64.3
Finance lease assets	Property, plant and equipment, net	27.1
Total lease assets		$91.4

Liabilities
Current
Operating	Current portion of operating lease liabilities	$11.9
Finance	Current portion of long-term debt and short-term debt	7.0
Noncurrent
Operating	Long-term operating lease liabilities	53.6
Finance	Long-term debt	10.2
Total lease liabilities		$82.7

Weighted-average remaining lease term (in years)
Operating leases		7.1
Finance leases		3.9
Weighted-average discount rate
Operating leases		5.4%
Finance leases		3.7%

Lease Expense for 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019
Finance lease expense
Amortization of right-of-use assets	$3.7
Interest on lease liabilities	0.7
Operating lease expense	17.4
Other lease expense(1)	6.3
Total lease expense	$28.1

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Total lease expense for 2018 and 2017 was $27.4 million and $22.3 million, respectively.

Cash Flow Information for 2019

2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$17.2
Operating cash flows for finance leases	$0.7
Financing cash flows for finance leases	$3.4

Maturities of Lease Liabilities as of December 31, 2019, were as follows:

	Operating Leases	Finance Leases
2020	$14.9	$7.4
2021	12.5	4.3
2022	10.7	3.1
2023	9.1	2.0
2024	8.4	0.9
Thereafter	23.2	0.9
Total lease payments	78.8	18.6
Less: amount of lease payments representing interest	(13.3)	(1.4)
Total present value of future lease payments	$65.5	$17.2

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments as of December 31, 2018, as reported in the Annual Report on Form 10-K for year ended December 31, 2018 under ASC 840 "Leases," are as follows:

	Operating leases	Finance Leases
2019	$18.5	$7.3
2020	14.0	6.5
2021	10.5	3.3
2022	9.1	2.2
2023	7.2	1.4
Thereafter	23.2	1.6
Total minimum lease payments	$82.5	22.3
Amounts representing interest		(1.6)
Present value of minimum lease payments		20.7
Current maturities		(6.6)
Long-term finance lease obligation		$14.1

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
The Company's objectives for the pension plan are to monitor the funded ratio; create general investment goals with regard to acceptable risk and liquidity needs ensuring the long-term interests of participants and beneficiaries are considered; and manage risk by minimizing the short-term and long-term risk of actual expenses and contribution requirements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$71.2	$60.5	$8.5	$9.3
Service cost	3.8	3.7	—	—
Interest cost	2.6	2.2	0.3	0.3
Actuarial losses (gains)	7.4	(5.3)	0.5	0.4
Acquisition of CDF	—	14.9	—	—
Benefits and expenses paid	(5.6)	(4.8)	(1.3)	(1.5)
Benefit obligation at end of year	$79.4	$71.2	$8.0	$8.5
Change in plan assets
Fair value of plan assets at beginning of year	$128.2	$134.8	$—	$—
Actual return on plan assets	22.7	(12.1)	—	—
Company contributions	—	—	1.3	1.5
Cash transfer to fund postretirement benefit payments	(0.9)	(1.0)	—	—
Acquisition of CDF	—	11.3	—	—
Benefits and expenses paid	(5.6)	(4.8)	(1.3)	(1.5)
Fair value of plan assets at end of year	$144.4	$128.2	$—	$—
Funded (underfunded) status of the plans	$65.0	$57.0	$(8.0)	$(8.5)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Pension assets	$65.0	$57.0	$—	$—
Other current liabilities	—	—	0.9	0.9
Other long-term liabilities	—	—	7.1	7.6
	$65.0	$57.0	$8.0	$8.5
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$28.1	$34.7	$2.6	$2.4
Net prior service cost (credit)	0.2	0.3	—	(0.1)
Accumulated other comprehensive loss	$28.3	$35.0	$2.6	$2.3
The pension plan weighted-average asset allocation at December 31, 2019 and 2018 and target allocation for 2020 are as follows:

		Plan Assets
	Target 2020	2019	2018
Asset Category
Equity securities	45-75%	59.2%	57.6%
Debt securities	20-40%	25.5%	26.5%
Other	0-20%	15.3%	15.9%
	100%	100%	100%

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2019		2018
	Level 1	Total	Level 1	Total
Common stock	$40.0	$40.0	$34.2	$34.2
Equity securities	43.9	43.9	37.9	37.9
Foreign stock	7.0	7.0	5.7	5.7
U.S. Government obligations	8.6	8.6	4.8	4.8
Fixed income securities	11.5	11.5	13.1	13.1
Corporate bonds	14.2	14.2	12.0	12.0
Cash and cash equivalents	2.7	2.7	6.3	6.3
Total	$127.9		$114.0
Investments measured at net asset value:
Common collective trusts		—		0.1
Hedge funds		16.5		14.1
Total assets at fair value		$144.4		$128.2

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2019 and 2018.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligation at year-end
Discount rate	3.22%	4.24%	3.52%	2.94%	4.06%	3.32%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.25%	6.50%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2025	2025
Assumptions used to determine expense
Discount rate for benefit obligations	4.11%	3.51%	3.90%	4.06%	3.35%	3.61%
Discount rate for service costs	4.14%	3.60%	3.98%	4.34%	3.70%	4.24%
Discount rate for interest costs	3.72%	3.08%	3.20%	3.72%	2.92%	2.90%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.50%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2025	2025
In determining its expected return on plan assets assumption for the year ended December 31, 2019, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost
Service costs	$3.8	$3.7	$2.4	$—	$—	$—
Interest costs	2.6	2.2	1.8	0.3	0.3	0.3
Expected return on plan assets	(10.9)	(11.6)	(9.7)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	2.2	0.3	1.2	0.3	0.1	0.1
Benefit (income) costs	$(2.3)	$(5.4)	$(4.3)	$0.5	$0.3	$0.3
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss (“AOCI”)
AOCI at beginning of year	$35.0	$16.8	$26.1	$2.3	$2.0	$1.5
Net (loss) gain arising during the year	(2.2)	(0.3)	(1.1)	(0.3)	(0.1)	(0.1)
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	(4.5)	18.5	(8.2)	0.5	0.3	0.5
Total recognized in accumulated other comprehensive loss at end of year	$28.3	$35.0	$16.8	$2.6	$2.3	$2.0
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2020 is approximately $1.9 million.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2020 is $0.2 million.
Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2020	$5.7	$1.0	$0.1	$0.9
2021	5.9	0.9	0.1	0.8
2022	6.1	0.8	0.1	0.7
2023	6.2	0.8	0.1	0.7
2024	6.2	0.8	0.1	0.7
2025 to 2029	31.0	3.0	0.3	2.7

The Company expects to make no contributions to its defined benefit plans in 2020 and beyond, as pension benefits are expected to be paid out of plan assets and postretirement benefits are paid directly by the Company.

Under the postretirement benefit plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components in 2020	$—	$—
Effect on postretirement benefit obligation as of December 31, 2020	$0.5	$(0.4)
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s former President, Chairman and Chief Executive Officer (“Former CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the Former CEO’s termination of employment with the Company. As of December 31, 2019, the Former CEO is fully vested in the SERP. The Company recorded income of $0.1 million in 2019 and 2018 and $0.2 million in 2017 related to the SERP. As of December 31, 2019, the Company has recorded a liability of $3.0 million related to the SERP in Other long-term liabilities.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Currency translation	19.2	—	19.2
Pension and OPEB activity, net of tax	—	5.6	5.6
Balance at December 31, 2017	(11.6)	(6.3)	(17.9)
Currency translation	(9.7)	—	(9.7)
Pension and OPEB activity, net of tax	—	(13.3)	(13.3)
Balance at December 31, 2018	(21.3)	(19.6)	(40.9)
Currency translation	(1.1)	—	(1.1)
Pension and OPEB activity, net of tax	—	5.0	5.0
Balance at December 31, 2019	$(22.4)	$(14.6)	$(37.0)
No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

NOTE 14 — Subsequent Event

On January 31, 2020, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 28, 2020, to shareholders of record as of the close of business on February 14, 2020 and resulted in a cash outlay of $1.6 million.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
2019
Net sales	$420.1	$415.3	$403.4	$379.5
Gross profit	65.3	66.2	66.5	62.3
Net income	11.7	7.9	12.4	7.7
Net income attributable to noncontrolling interest	(0.5)	(0.3)	(0.2)	(0.1)
Net income attributable to ParkOhio common shareholders	$11.2	$7.6	$12.2	$7.6
Earnings per common share attributable to ParkOhio common shareholders:
Basic	$0.92	$0.62	$1.00	$0.62
Diluted	$0.90	$0.61	$0.99	$0.61
Cash dividends per common share	$0.125	$0.125	$0.125	$0.125
2018
Net sales	$405.7	$432.2	$414.3	$405.9
Gross profit	65.1	73.1	65.9	67.4
Net income	10.2	15.0	14.7	15.3
Net income attributable to noncontrolling interest	(0.4)	(0.2)	(0.5)	(0.5)
Net income attributable to ParkOhio common shareholders	$9.8	$14.8	$14.2	$14.8
Earnings per common share attributable to ParkOhio common shareholders:
Basic	$0.80	$1.20	$1.15	$1.21
Diluted	$0.78	$1.18	$1.14	$1.19
Cash dividends per common share	$0.125	$0.125	$0.125	$0.125

Results for the second quarter of 2019 include net expense of $4.3 million due to the retirement and resignation of our former President.

Income of $1.9 million from the gain on sale of assets was recorded in the second quarter of 2018.

Supplementary Financial Data

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2019:
Allowances deducted from assets:
Trade receivable allowances	$6.2	1.3	(2.6)	(A)	$4.9
Inventory reserves	34.9	5.3	(6.0)	(B)	34.2
Tax valuation allowances	5.3	0.2	—		5.5
Year Ended December 31, 2018:
Allowances deducted from assets:
Trade receivable allowances	$4.5	2.0	(0.3)	(A)	$6.2
Inventory reserves	29.8	7.5	(2.4)	(B)	34.9
Tax valuation allowances	11.6	(6.3)	—		5.3
Year Ended December 31, 2017:
Allowances deducted from assets:
Trade receivable allowances	$4.0	1.5	(1.0)	(A)	$4.5
Inventory reserves	30.2	5.6	(6.0)	(B)	29.8
Tax valuation allowances	5.3	5.6	0.7	(C)	11.6
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of EFCO, Inc. d/b/a Erie Press Systems (“EP”), which constituted one percent of the Company's total assets as of December 31, 2019 and less than one percent of the Company's total revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2019, also audited the effectiveness of the Company’s internal control over financial reporting, excluding EP. Their report is set forth on pages 35 - 36 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance,” as applicable, in our definitive proxy statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
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

4.3	Description of Common Stock

Exhibit
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

Exhibit

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
Date: March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2020
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* John D. Grampa	Director
* Howard W. Hanna	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 12, 2020	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Chief Legal Officer