Form 10-Q
period 2020-06-30
PARK OHIO HOLDINGS CORP
filed 2020-08-05
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2020: 12,601,666 shares.

2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2020	December 31, 2019
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$51.9	$56.0
Accounts receivable, net	196.0	261.3
Inventories, net	315.7	327.2
Prepaid and other current assets	87.4	81.2
Total current assets	651.0	725.7
Property, plant and equipment, net	228.8	237.6
Operating lease right-of-use assets	63.2	64.3
Goodwill	107.2	108.4
Intangible assets, net	86.8	90.6
Other long-term assets	84.4	83.8
Total assets	$1,221.4	$1,310.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$128.0	$175.0
Current portion of long-term debt and short-term debt	12.6	16.8
Current portion of operating lease liabilities	12.2	11.9
Accrued expenses and other	90.5	101.3
Total current liabilities	243.3	305.0
Long-term liabilities, less current portion:
Long-term debt	553.8	545.2
Long-term operating lease liabilities	52.1	53.6
Other long-term liabilities	56.0	57.0
Total long-term liabilities	661.9	655.8
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	302.5	335.6
Noncontrolling interests	13.7	14.0
Total equity	316.2	349.6
Total liabilities and shareholders' equity	$1,221.4	$1,310.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data)
Net sales	$228.3	$415.3	$594.6	$835.4
Cost of sales	214.1	349.1	526.5	703.9
Gross profit	14.2	66.2	68.1	131.5
Selling, general and administrative expenses	35.1	46.9	76.0	89.7
Operating (loss) income	(20.9)	19.3	(7.9)	41.8
Other components of pension income and other postretirement benefits expense, net	1.8	1.5	3.6	2.8
Interest expense, net	(7.5)	(8.7)	(15.5)	(16.9)
(Loss) income before income taxes	(26.6)	12.1	(19.8)	27.7
Income tax benefit (expense)	9.6	(4.2)	4.1	(8.1)
Net (loss) income	(17.0)	7.9	(15.7)	19.6
Net loss (income) attributable to noncontrolling interests	0.4	(0.3)	0.3	(0.8)
Net (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(16.6)	$7.6	$(15.4)	$18.8

(Loss) income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$(1.38)	$0.62	$(1.27)	$1.54
Diluted	$(1.38)	$0.61	$(1.27)	$1.51
Weighted-average shares used to compute (loss) income per share:
Basic	12.1	12.2	12.2	12.2
Diluted	12.1	12.4	12.2	12.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net (loss) income	$(17.0)	$7.9	$(15.7)	$19.6
Other comprehensive (loss) income, net of tax:
Currency translation	2.9	(2.5)	(13.7)	(1.8)
Pension and other postretirement benefits	0.4	0.4	0.9	5.7
Total other comprehensive (loss) income	3.3	(2.1)	(12.8)	3.9
Total comprehensive (loss) income, net of tax	(13.7)	5.8	(28.5)	23.5
Comprehensive loss (income) attributable to noncontrolling interests	0.4	(0.3)	0.3	(0.8)
Comprehensive (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(13.3)	$5.5	$(28.2)	$22.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2020	15,706,398	$15.7	$129.8	$298.2	$(71.1)	$(37.0)	$14.0	$349.6
Other comprehensive income (loss)	—	—	—	1.2	—	(16.1)	0.1	(14.8)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation activity	1,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (180,827 shares)	—	—	—	—	(2.9)	—	—	(2.9)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2020	15,707,398	$15.7	$131.2	$297.8	$(74.1)	$(53.1)	$14.1	$331.6
Other comprehensive (loss) income	—	—	—	(16.6)	—	3.3	(0.4)	(13.7)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Stock-based compensation activity	283,993	0.3	(0.3)	—	—	—	—	—
Purchases of treasury stock (149,376 shares)	—	—	—	—	(2.4)	—	—	(2.4)
Payments of withholding taxes on share awards	—	—	—	—	(0.6)	—	—	(0.6)
Balance at June 30, 2020	15,991,391	$16.0	$132.2	$281.2	$(77.1)	$(49.8)	$13.7	$316.2

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2019	15,555,275	$15.6	$125.7	$265.9	$(67.3)	$(40.9)	$13.6	$312.6
Other comprehensive income	—	—	—	11.2	—	6.0	0.5	17.7
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Stock-based compensation activity	38,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.3)	(1.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2019	15,593,275	15.6	127.6	275.5	(68.3)	(34.9)	13.8	329.3
Other comprehensive income	—	—	—	7.6	—	(2.1)	0.3	5.8
Stock-based compensation expense	—	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation activity	(75,550)	(0.1)	0.1	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	(0.4)	(2.0)
Purchases of treasury stock (27,069)	—	—	—	—	(0.9)	—	—	(0.9)
Payments of withholding taxes on share awards	—	—	—	—	(1.8)	—	—	(1.8)
Balance at June 30, 2019	15,517,725	$15.5	$127.5	$281.5	$(71.0)	$(37.0)	$13.7	$330.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends per common share	$—	$0.125	$0.125	$0.250
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net (loss) income	$(15.7)	$19.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.8	17.7
Stock-based compensation expense	2.7	1.7
Changes in operating assets and liabilities:
Accounts receivable	62.1	(20.9)
Inventories	7.9	(10.7)
Prepaid and other current assets	(6.5)	5.4
Accounts payable and accrued expenses	(57.2)	(6.5)
Other	(1.6)	(3.5)
Net cash provided by operating activities	9.5	2.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9.4)	(20.7)
Proceeds from sale of an asset	1.4	—
Business acquisitions, net of cash acquired	—	(7.6)
Net cash used by investing activities	(8.0)	(28.3)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	8.7	27.7
Payments on other debt	(6.7)	(2.8)
Proceeds from other debt	1.9	0.7
Payments on finance lease facilities, net	(0.6)	(3.2)
Dividends	(1.6)	(3.9)
Purchase of treasury shares	(5.3)	(0.9)
Payments of withholding taxes on share awards	(0.7)	(2.8)
Net cash (used) provided by financing activities	(4.3)	14.8
Effect of exchange rate changes on cash	(1.3)	0.3
Decrease in cash and cash equivalents	(4.1)	(10.4)
Cash and cash equivalents at beginning of period	56.0	55.7
Cash and cash equivalents at end of period	$51.9	$45.3
Interest paid	$14.8	$15.8
Income taxes paid	$1.2	$5.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which replaced the current incurred loss impairment model with a methodology that reflected expected credit losses. Under the new methodology, entities will measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions and reasonable forecasts. The Company adopted this standard as of January 1, 2020. The adoption of the standard had an immaterial impact on the Company. For the three- and six-month periods ended June 30, 2020, the provision and write-offs were not material, and the allowance approximated $5.2 million as of June 30, 2020.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The Company adopted this standard as of April 1, 2020. The adoption of the standard had an immaterial impact on the Company's tax provision.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was issued in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate. The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. However, the relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. The Company is currently evaluating the expected impact of this standard.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
PRODUCT LINE
Supply Technologies	$86.0	$141.0	$207.9	$285.8
Engineered specialty fasteners and other products	8.4	20.5	27.3	41.0
Supply Technologies Segment	94.4	161.5	235.2	326.8

Fuel, rubber and plastic products	39.8	91.1	124.5	180.7
Aluminum products	15.1	45.2	58.6	93.9
Assembly Components Segment	54.9	136.3	183.1	274.6

Industrial equipment	53.4	80.7	119.5	161.3
Forged and machined products	25.6	36.8	56.8	72.7
Engineered Products Segment	79.0	117.5	176.3	234.0

Total revenues	$228.3	$415.3	$594.6	$835.4

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2020
GEOGRAPHIC REGION
United States	$61.3	$36.1	$45.5	$142.9
Europe	14.0	2.2	10.6	26.8
Asia	11.7	6.4	17.7	35.8
Mexico	5.0	3.6	1.3	9.9
Canada	1.6	6.5	2.7	10.8
Other	0.8	0.1	1.2	2.1
Total	$94.4	$54.9	$79.0	$228.3

Three Months Ended June 30, 2019
GEOGRAPHIC REGION
United States	$110.6	$97.0	$67.9	$275.5
Europe	24.2	3.8	20.4	48.4
Asia	9.5	4.0	15.8	29.3
Mexico	13.4	10.6	3.4	27.4
Canada	3.3	20.5	6.6	30.4
Other	0.5	0.4	3.4	4.3
Total	$161.5	$136.3	$117.5	$415.3

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2020
GEOGRAPHIC REGION
United States	$151.3	$126.8	$98.7	$376.8
Europe	37.7	6.4	26.3	70.4
Asia	21.2	10.7	33.5	65.4
Mexico	19.5	13.8	3.5	36.8
Canada	4.5	24.9	9.1	38.5
Other	1.0	0.5	5.2	6.7
Total	$235.2	$183.1	$176.3	$594.6

Six Months Ended June 30, 2019
GEOGRAPHIC REGION
United States	$221.0	$198.7	$136.0	$555.7
Europe	50.7	8.1	40.8	99.6
Asia	20.8	9.2	30.7	60.7
Mexico	27.1	19.6	6.4	53.1
Canada	6.5	38.2	14.2	58.9
Other	0.7	0.8	5.9	7.4
Total	$326.8	$274.6	$234.0	$835.4

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $35.9 million and $35.7 million at June 30, 2020 and December 31, 2019, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $65.4 million and $61.7 million at June 30, 2020 and December 31, 2019, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net sales:
Supply Technologies	$94.4	$161.5	$235.2	$326.8
Assembly Components	54.9	136.3	183.1	274.6
Engineered Products	79.0	117.5	176.3	234.0
	$228.3	$415.3	$594.6	$835.4
Segment operating (loss) income:
Supply Technologies	$0.3	$11.3	$9.5	$24.4
Assembly Components	(14.6)	8.3	(8.3)	16.6
Engineered Products	(0.8)	11.5	3.0	19.6
Total segment operating (loss) income	(15.1)	31.1	4.2	60.6
Corporate costs	(5.8)	(7.5)	(12.1)	(14.5)
One-time net expense related to former President(a)	—	(4.3)	—	(4.3)
Operating (loss) income	(20.9)	19.3	(7.9)	41.8
Other components of pension income and other postretirement benefits expense, net	1.8	1.5	3.6	2.8
Interest expense, net	(7.5)	(8.7)	(15.5)	(16.9)
(Loss) income before income taxes	$(26.6)	$12.1	$(19.8)	$27.7

(a) - In June 2019, Edward F. Crawford, our President, retired and resigned to become the U.S. Ambassador to Ireland. In connection with his resignation, the Company incurred one-time net expense of $4.3 million, consisting of a $6.0 million payment and reversal of $1.7 million of previously-recorded expense related to restricted stock forfeitures.

NOTE 5 — Plant Closure and Consolidation

In the first six months of 2020, the Company recorded charges totaling $2.3 million in its Assembly Components segment in connection with commencement of actions to close and consolidate its extrusion operations in Tennessee and its fuel operations in Shanghai, China, and to complete other cost-reduction actions in this segment.  The charges, which are included in cost of sales in the Condensed Consolidated Statements of Income (Loss), are comprised of severance and related employee costs of $1.2 million, asset impairment of $0.5 million, and other facility costs of $0.6 million.  The Company expects to incur additional costs related to these initiatives of approximately $1.7 million in the remainder of 2020.

NOTE 6 — Acquisition

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for $8.1 million in cash, of which $7.6 million was paid at closing and $0.5 million was paid in the third quarter of 2019.  The purchase price allocation for EP was finalized as of December 31, 2019. The purchase agreement stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.0 million as of June 30, 2020.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

NOTE 7 — Inventories

Inventories, net consist of the following:

	June 30, 2020	December 31, 2019
	(In millions)
Raw materials and supplies	$93.7	$92.6
Work in process	51.6	51.3
Finished goods	168.4	181.3
LIFO reserve	2.0	2.0
Inventories, net	$315.7	$327.2

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Beginning balance	$6.8	$6.7	$6.4	$6.2
Claims paid	(0.4)	(0.8)	(0.6)	(1.6)
Warranty expense	0.1	1.2	0.7	2.5
Ending balance	$6.5	$7.1	$6.5	$7.1

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic.  Significant impacts of the CARES Act include the ability to carry back a net operating loss for five years and an increase of the Internal Revenue Code Section 163(j) interest expense disallowance limitations from 30% to 50% of adjusted taxable income, which will allow the Company to deduct additional interest expense for the 2019 and 2020 tax years.  The Company is assessing the potential impact of global relief packages and the CARES Act, including the effect upon the Company’s 2019 income tax return to be filed later in 2020, as well as the 2020 tax provision. Management continues to evaluate various impacts of the CARES Act.
Income tax benefit for the three months ended June 30, 2020 was $9.6 million, representing an effective rate of 36.1%, compared to income tax expense of $4.2 million, or 34.3%, for the three months ended June 30, 2019. The rate in the 2020 period is higher than the U.S. statutory rate of 21% due primarily to a U.S. net operating loss carryback to a prior year under the CARES Act. The rate in the 2019 period is higher than the U.S. statutory rate due to the impact of the $6.0 million one-time, non-deductible payment related to the resignation of the Company's former President.
Income tax benefit for the six months ended June 30, 2020 was $4.1 million, representing an effective rate of 20.7%, compared to income tax expense of $8.1 million, or 29.2%, for the six months ended June 30, 2019. The rate in the 2019 period includes the $6.0 million one-time, non-deductible payment mentioned above.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

NOTE 10 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2020	June 30, 2020	December 31, 2019
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.37%	181.3	173.2
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	—	4.6
Finance Leases	Various	Various	16.7	17.2
Other	Various	Various	24.3	23.5
Total debt			572.3	568.5
Less current portion of long-term debt and short-term debt			(12.6)	(16.8)
Less unamortized debt issuance costs			(5.9)	(6.5)
Total long-term debt, net			$553.8	$545.2

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

We had outstanding bank guarantees and letters of credit of approximately $30.6 million at June 30, 2020 and $33.8 million at December 31, 2019 under the Credit Agreement.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $28.0 million as of June 30, 2020, as well as a revolving credit facility for up to $11.2 million to fund working capital and general corporate needs. No amounts were outstanding under the loan agreement or the revolving credit facility as of June 30, 2020.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $16.7 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2020.
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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

Company had $7.8 million of borrowings outstanding under this agreement as of June 30, 2020, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2020	December 31, 2019
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$288.9	$358.3

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the six months ended June 30, 2020 is as follows:

	2020
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	471,634	$32.06	50,000	$32.55
Granted(a)	296,093	17.73	—	—
Vested	(131,038)	37.48	—	—
Canceled or expired	(5,000)	37.55	—	—
Outstanding - end of period	631,689	$24.11	50,000	$32.55

(a) - Included in the granted amount are 6,100 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the consolidated statements of (loss) income. Total stock-based compensation expense (benefit) for the three months ended June 30, 2020 and 2019 was $1.3 million and $(0.2) million, respectively. Total stock-based compensation expense for the six months ended June 30, 2020 and 2019 was $2.7 million and $1.7 million, respectively. As of June 30, 2020, there was $11.0 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.4 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 118 cases asserting claims on behalf of approximately 220 plaintiffs alleging personal injury as a result of exposure to asbestos. In every

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In millions)
Service costs	$1.1	$0.9	$2.2	$1.8	$—	$—	$—	$—
Interest costs	0.6	0.6	1.1	1.3	0.1	—	0.1	0.1
Expected return on plan assets	(2.9)	(2.7)	(5.8)	(5.4)	—	—	—	—
Recognized net actuarial loss	0.5	0.5	1.0	1.1	—	0.1	0.1	0.1
Net periodic benefit (income) expense	$(0.7)	$(0.7)	$(1.5)	$(1.2)	$0.1	$0.1	$0.2	$0.2

NOTE 14 — Accumulated Other Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
Beginning balance	$(39.0)	$(14.1)	$(53.1)	$(20.6)	$(14.3)	$(34.9)
Currency translation (a)	2.9	—	2.9	(2.5)	—	(2.5)
Pension and OPEB activity, net of tax	—	0.4	0.4	—	0.4	0.4
Ending balance	$(36.1)	$(13.7)	$(49.8)	$(23.1)	$(13.9)	$(37.0)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
Beginning balance	$(22.4)	$(14.6)	$(37.0)	$(21.3)	$(19.6)	$(40.9)
Currency translation (a)	(13.7)	—	(13.7)	(1.8)	—	(1.8)
Pension and OPEB activity, net of tax	—	0.9	0.9	—	5.7	5.7
Ending balance	$(36.1)	$(13.7)	$(49.8)	$(23.1)	$(13.9)	$(37.0)

(a)	No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

NOTE 15 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Weighted-average basic shares outstanding	12.1	12.2	12.2	12.2
Plus: Dilutive impact of employee stock awards	—	0.2	—	0.2
Weighted-average diluted shares outstanding	12.1	12.4	12.2	12.4

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.3 million and 0.0 million for the three months ended June 30, 2020 and 2019, respectively. Anti-dilutive shares were 0.3 million and 0.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers.  Accordingly, businesses have adjusted, reduced or suspended operating activities.  This has negatively impacted several of the markets we serve, including the North American automotive market, which shut down production in mid-March 2020.  In late May, North American automotive production began a slow re-start, and at that time, our facilities in that market re-opened. While a number of our plants in our other segments continued to operate as essential businesses, many suspended or cut back on operating levels and shifts in response to lower customer demand as a result of the pandemic.

As a result of curtailed operations, we have taken actions in many of our operations to reduce the work force mostly through furloughs, although reductions in some positions are expected to be permanent.  As of June 30, 2020, we have brought back approximately 75% of our furloughed workforce as demand has started to increase. We will continue to review if and when additional such actions may be appropriate throughout the Company.  We also temporarily suspended our quarterly cash dividend to further enhance our liquidity.

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty over the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time.

Although there is significant uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $196.9 million as of June 30, 2020, and the recent steps we have taken to reduce costs, leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$228.3	$415.3	$(187.0)	(45.0)%
Cost of sales	214.1	349.1	(135.0)	(38.7)%
Gross profit	14.2	66.2	(52.0)	(78.5)%
Gross margin	6.2%	15.9%
Selling, general and administrative (“SG&A”) expenses	35.1	46.9	(11.8)	(25.2)%
SG&A expenses as a percentage of net sales	15.4%	11.3%
Operating (loss) income	(20.9)	19.3	(40.2)	*
Other components of pension income and other postretirement benefits expense, net	1.8	1.5	0.3	20.0%
Interest expense, net	(7.5)	(8.7)	1.2	(13.8)%
(Loss) income before income taxes	(26.6)	12.1	(38.7)	*
Income tax benefit (expense)	9.6	(4.2)	13.8	*
Net (loss) income	(17.0)	7.9	(24.9)	*
Net loss (income) attributable to noncontrolling interest	0.4	(0.3)	0.7	*
Net (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(16.6)	$7.6	$(24.2)	*

(Loss) income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$(1.38)	$0.62	$(2.00)	*
Diluted	$(1.38)	$0.61	$(1.99)	*
* Calculation not meaningful

Net Sales

Net sales decreased 45.0% to $228.3 million in the second quarter of 2020 compared to $415.3 million in the same period in 2019. This decrease was primarily due to lower demand from several end markets primarily driven by the COVID-19 pandemic. Several customer plant closures and changes in production schedules affected our businesses, primarily in our Assembly Components segment.

The factors explaining the changes in segment net sales for the three months ended June 30, 2020 compared to the corresponding 2019 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 38.7% to $214.1 million in the second quarter of 2020 compared to $349.1 million in the same period in 2019. The decrease in cost of sales was primarily due to the decrease in net sales for the 2020 period compared to the corresponding period in 2019.

Gross margin was 6.2% in the second quarter of 2020 compared to 15.9% in the same period in 2019. The decrease was due primarily to lower profit flow-through from the lower sales volumes and unfavorable product mix, partially offset by the benefit of cost-reduction actions taken in response to current market conditions. The second quarter of 2020 includes charges of $2.9 million related to plant closure and consolidation, severance and other actions to reduce costs during this period. The second quarter of 2019 includes charges of $1.7 million related to plant closure and consolidation.

SG&A Expenses

SG&A expenses decreased to $35.1 million, or 15.4% of net sales, in the second quarter of 2020 compared to $46.9 million, or 11.3% of net sales, in the same period in 2019. The amount in 2019 includes a $4.3 million charge related to departure of the Company’s former President. SG&A expenses were down 25.2% compared to the same period a year ago, driven by the benefit from cost reduction actions implemented across the company in response to the COVID-19 pandemic and the 2019 charge mentioned above. The increase in SG&A as of percentage of net sales was due to a fixed portion of SG&A expenses over a lower revenue base.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $1.8 million in the three months ended June 30, 2020 compared to $1.5 million in the corresponding period in 2019. This increase in the 2020 period relates to higher returns on plan assets in the 2020 period compared to the same period a year ago.

Interest Expense, net

Interest expense, net was $7.5 million in the second quarter of 2020 compared to $8.7 million in the 2019 period. The decrease was due to lower average interest rates and lower average outstanding borrowings during the 2020 period.

Income Tax Benefit/Expense

Income tax benefit for the three months ended June 30, 2020 was $9.6 million, representing an effective rate of 36.1%, compared to income tax expense of $4.2 million, or 34.3%, for the three months ended June 30, 2019. The rate in the 2020 period is higher than the U.S. statutory rate of 21% due primarily to a U.S. net operating loss carryback to a prior year under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The rate in the 2019 period is higher than the U.S. statutory rate due to the impact of the $6.0 million one-time, non-deductible payment related to the resignation of the Company’s former President.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$594.6	$835.4	$(240.8)	(28.8)%
Cost of sales	526.5	703.9	(177.4)	(25.2)%
Gross profit	68.1	131.5	(63.4)	(48.2)%
Gross margin	11.5%	15.7%
SG&A expenses	76.0	89.7	(13.7)	(15.3)%
SG&A expenses as a percentage of net sales	12.8%	10.7%
Operating (loss) income	(7.9)	41.8	(49.7)	*
Other components of pension income and OPEB expense, net	3.6	2.8	0.8	28.6%
Interest expense, net	(15.5)	(16.9)	1.4	(8.3)%
(Loss) income before income taxes	(19.8)	27.7	(47.5)	*
Income tax benefit (expense)	4.1	(8.1)	12.2	*
Net (loss) income	(15.7)	19.6	(35.3)	*
Net loss (income) attributable to noncontrolling interests	0.3	(0.8)	1.1	*
Net (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(15.4)	$18.8	$(34.2)	*

(Loss) income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$(1.27)	$1.54	$(2.81)	*
Diluted	$(1.27)	$1.51	$(2.78)	*
*Calculation not meaningful

Net Sales

Net sales decreased 28.8% to $594.6 million in the first six months of 2020 compared to $835.4 million in the same period in 2019. This decrease was primarily due to lower demand from several end markets primarily driven by the COVID-19 pandemic. Several customer plant closures and changes in production schedules affected our businesses, primarily in our Assembly Components segment.

The factors explaining the changes in segment net sales for the six months ended June 30, 2020 compared to the corresponding 2019 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 25.2% to $526.5 million in the first six months of 2020 compared to $703.9 million in the same period in 2019. The decrease in cost of sales was primarily due to the decrease in net sales described above.

Gross margin was 11.5% in the first six months of 2020 compared to 15.7% in the corresponding period in 2019. The decrease was due primarily to lower profit flow-through from the lower sales volumes and unfavorable product mix, partially offset by the benefit of cost-reduction actions taken in response to current market conditions. The 2020 period includes charges of $3.1 million related to plant closure and consolidation, severance and other actions to reduce costs during this period. The 2019 period includes charges of $3.0 million related to plant closure and consolidation.

SG&A Expenses

SG&A expenses were $76.0 million, or 12.8% of net sales, in the first six months of 2020, compared to $89.7 million, or 10.7% of net sales, in the same period in 2019. The amount in 2019 includes a $4.3 million charge related to departure of the Company’s former President. SG&A expenses were down 15.3% compared to the same period a year ago, driven by the benefit from cost reduction actions implemented across the company and the impact of the 2019 charge mentioned above. The increase in SG&A as of percentage of net sales was due to a fixed portion of SG&A expenses over a lower revenue base.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $3.6 million in the first six months of 2020 compared to $2.8 million in the corresponding period in 2019. This increase was driven by higher returns on plan assets in the 2020 period compared to the same period a year ago.

Interest Expense, net

Interest expense, net was $15.5 million in the first six months of 2020 compared to $16.9 million in 2019. The decrease was due to lower average interest rates and lower average outstanding borrowings during the 2020 period.

Income Tax Benefit/Expense

Income tax benefit for the six months ended June 30, 2020 was $4.1 million, representing an effective rate of 20.7%, compared to income tax expense of $8.1 million, or 29.2%, for the six months ended June 30, 2019. The rate in the 2019 period includes the $6.0 million one-time, non-deductible payment mentioned above.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$94.4	$161.5	$235.2	$326.8
Segment operating income	$0.3	$11.3	$9.5	$24.4
Segment operating income margin	0.3%	7.0%	4.0%	7.5%

Three months ended June 30:

Net sales decreased 41.5% in the three months ended June 30, 2020 compared to the 2019 period due primarily to lower customer demand in certain end markets, including the Company’s automotive market, primarily affecting our fastener manufacturing business; the Company's truck and truck-related market, which was down 71% year-over-year; the Company’s power sports market, which was down 39% year-over-year; the Company’s aerospace and defense market, which was down 49% year-over-year; the Company’s industrial and agricultural equipment market, which was down 35% year-over-year; and

the Company’s consumer products market, which was down 29% year-over-year. These decreases were partially offset by higher customer demand in the Company’s semiconductor market, which was up 49% year-over-year; and the Company’s medical market, which was up 110% year-over-year. Sales were negatively impacted by the COVID-19 pandemic in certain end markets, primarily automotive, during the 2020 period.

Segment operating income decreased by $11.0 million and segment operating income margin was down 670 basis points in the 2020 period compared to the same period a year ago. These net decreases were driven by lower profit flow-through from lower sales levels and unfavorable sales mix, offset by the benefits of cost-reduction actions implemented in response to current market conditions.

Six months ended June 30:

Net sales decreased 28.0% in the six months ended June 30, 2020 compared to the 2019 period due primarily to lower customer demand in certain end markets, including the Company’s automotive market, primarily affecting our fastener manufacturing business; the Company's truck and truck-related market, which was down 52% year-over-year; the Company's power sports market, which was down 24% year-over-year; the Company's aerospace and defense market, which was down 39% year-over-year; and the Company’s consumer products market, which was down 25% year-over-year. These decreases were partially offset by higher customer demand in the Company’s semiconductor market, which was up 48% year-over-year; and the Company’s medical market, which was up 60% year-over-year. Sales were negatively impacted by the COVID-19 pandemic in certain end markets, primarily automotive, during the 2020 period.

Segment operating income decreased by $14.9 million and segment operating income margin was down 350 basis points in the 2020 period compared to the same period a year ago. These net decreases were driven by lower profit flow-through from lower sales levels and unfavorable sales mix, offset by the benefits of cost-reduction actions implemented in response to current market conditions.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$54.9	$136.3	$183.1	$274.6
Segment operating (loss) income	$(14.6)	$8.3	$(8.3)	$16.6
Segment operating (loss) income margin	(26.6)%	6.1%	(4.5)%	6.0%

Three months ended June 30:

Net sales decreased 59.7% in the three months ended June 30, 2020 compared to the 2019 period due primarily to customer plant closures and reduced vehicle production, which began in mid-March 2020 and continued until late May, when the market started a slow re-opening and our facilities re-started production, albeit at lower levels than before the pandemic.

Segment operating (loss) income in the 2020 period decreased by $22.9 million, and segment operating (loss) income margin decreased to (26.6)% from 6.1% in the corresponding period of 2019.  These decreases were due primarily to the impact of the lower sales volumes noted above, partially offset by the benefits of cost-reduction actions taken in response to current operating conditions as a result of the pandemic. In the 2020 period, this segment incurred charges of $2.2 million related to plant closing and consolidation and other actions to reduce costs. In the 2019 period, this segment incurred charges of $1.7 million related to plant closing and consolidation.

Six months ended June 30:

Net sales decreased 33.3% in the six months ended June 30, 2020 compared to the 2019 period due primarily to customer plant closures and reduced vehicle production, which began in mid-March 2020 and continued until late May, when the market started a slow re-opening and our facilities re-started production, albeit at lower levels than before the pandemic.

Segment operating (loss) income in the 2020 period decreased by $24.9 million, and segment operating income (loss) margin decreased to (4.5)% from 6.0% in the corresponding period of 2019.  These decreases were due primarily to the impact of the lower sales volumes noted above, partially offset by the benefits of cost-reduction actions taken in response to current operating conditions as a result of the pandemic. In the 2020 period, this segment incurred charges of $2.3 million related to plant closing and consolidation and other actions to reduce costs. In the 2019 period, this segment incurred charges of $3.1 million related to plant closing and consolidation.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$79.0	$117.5	$176.3	$234.0
Segment operating (loss) income	$(0.8)	$11.5	$3.0	$19.6
Segment operating (loss) income margin	(1.0)%	9.8%	1.7%	8.4%

Three months ended June 30:

Net sales were 32.8% lower in the 2020 period compared to the 2019 period. The decrease was due to lower customer demand for new capital equipment and lower demand in certain key end markets in our forged and machined products business, including oil and gas and aerospace and defense.

Segment operating (loss) income in the 2020 period decreased by $12.3 million compared to the corresponding 2019 period. This decrease was driven by the lower sales levels, unfavorable sales mix, the negative impacts of the COVID-19 pandemic on certain product lines, and manufacturing underabsorption at certain plants. The decreases were partially offset by the benefits of cost-reduction actions that the Company has implemented in response to current market conditions.

Six months ended June 30:

Net sales were 24.7% lower in the 2020 period compared to the 2019 period. The decrease was due to lower customer demand for new capital equipment and lower demand in certain key end markets in our forged and machined products business, including oil and gas and aerospace and defense. These decreases were partially offset by the sales from our Erie Press acquisition in May 2019.

Segment operating income in the 2020 period decreased by $16.6 million and segment operating income margin decreased by 670 basis points compared to the corresponding 2019 period. These decreases were driven by the lower sales levels, unfavorable sales mix, the negative impacts of the COVID-19 pandemic on certain product lines, and manufacturing underabsorption at certain plants. The decreases were partially offset by the benefits of cost-reduction actions that the Company has implemented in response to current market conditions.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash (used) provided by:	(In millions)
Operating activities	$9.5	$2.8	$6.7
Investing activities	(8.0)	(28.3)	20.3
Financing activities	(4.3)	14.8	(19.1)
Effect of exchange rate changes on cash	(1.3)	0.3	(1.6)
Increase (decrease) in cash and cash equivalents	$(4.1)	$(10.4)	$6.3

Operating Activities

Cash generated by operating activities in the 2020 period was higher than in the prior year period, as the Company reduced working capital levels in response to current market conditions, which more than offset the low profitability in 2020.

Investing Activities

Capital expenditures were $9.4 million in the six months ended June 30, 2020 and were primarily to provide increased capacity for future growth in our Assembly Components segment and to maintain existing operations. In the first six months of 2019, we had $20.7 million of capital expenditures. The lower capital expenditures in the 2020 period reflect our decision to reduce spending in response to current market conditions and to enhance our liquidity. In the first six months of 2020, we had proceeds of $1.4 million from the sale of an asset.

Financing Activities

During the six months ended June 30, 2020, we had net borrowing on our revolving credit and other facilities of $3.3 million to fund our capital expenditures and our common share repurchases. We also repaid the remaining balance of $4.5 million on our loan with Banco Bilbao Vizcaya Argentaria, S.A. In the six months ended June 30, 2019, we had net debt repayments of $1.4 million. We paid dividends to shareholders of $1.6 million in the first six months of 2020 and $3.2 million in in the first six months of 2019, as we suspended our quarterly cash dividend in the second quarter of 2020 to preserve liquidity during the pandemic.

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

As of June 30, 2020, we had total liquidity of $196.9 million, which included $145.0 million of unused borrowing availability and cash and cash equivalents of $51.9 million. We also suspended our quarterly cash dividend to further enhance our liquidity.

The Company had cash and cash equivalents held by foreign subsidiaries of $39.0 million at June 30, 2020 and $45.4 million at December 31, 2019. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

The Company has two components to its assertion regarding reinvestment of foreign earnings outside of the United States.  First, for all foreign subsidiaries except RB&W Corporation of Canada (“RB&W”), all earnings are permanently reinvested outside of the United States.  Second, for RB&W, dividend distributions may be made, but only to the extent of current earnings in excess of cash required to fund its business operations; all accumulated earnings are permanently reinvested.

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

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $16.7 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2020.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $46.875 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $46.875 million, our debt service coverage ratio must be greater than 1.0. At June 30, 2020, our calculated availability under the Credit Agreement was $125.7 million; therefore, the debt service ratio covenant did not apply.

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

We were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2020. While we expect to remain in compliance throughout 2020, declines in sales volumes in the future, including further declines caused by the COVID-19 pandemic, could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, including the decline caused by the COVID-19 pandemic, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $1.6 million during the six months ended June 30, 2020. To preserve liquidity in response to the pandemic, the Company has suspended paying a quarterly dividend to our common shareholders.

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

We are exposed to market risk, including changes in interest rates. As of June 30, 2020, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.9 million during the six-month period ended June 30, 2020.

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

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2020:

We were a co-defendant in approximately 118 cases asserting claims on behalf of approximately 220 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

As a result of COVID-19 and the measures implemented that are designed to contain its spread, our customers have been and could continue to be negatively impacted as a result of disruption in demand, which has negatively impacted our sales and had a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of COVID-19 and measures implemented that are designed to contain its spread, our suppliers may not have the materials, capacity, or capability to enable the manufacture of our products according to our schedule and specifications. Because of impacts to suppliers' operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2020	25,078	(2)	$19.13	24,032	795,141
May 1 — May 31, 2020	57,213	(2)	13.52	38,758	756,383
June 1 — June 30, 2020	103,858	(2)	15.73	86,586	669,797
Total	186,149		$15.51	149,376	669,797

(1)	On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.

(2)
Consists of an aggregate total of 36,773 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By:	/s/ Patrick W. Fogarty
Name:	Patrick W. Fogarty
Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 5, 2020