Form 10-Q
period 2021-03-31
PARK OHIO HOLDINGS CORP
filed 2021-05-05
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of April 30, 2021: 12,577,739 shares.
2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2021	December 31, 2020
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$58.9	$55.0
Accounts receivable, net	247.8	248.1
Inventories, net	333.4	310.9
Prepaid and other current assets	89.1	92.4
Total current assets	729.2	706.4
Property, plant and equipment, net	234.9	236.6
Operating lease right-of-use assets	67.1	68.6
Goodwill	110.0	110.9
Intangible assets, net	84.1	86.8
Other long-term assets	92.9	91.2
Total assets	$1,318.2	$1,300.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$177.7	$166.7
Current portion of long-term debt and short-term debt	8.6	11.6
Current portion of operating lease liabilities	13.1	12.9
Accrued expenses and other	120.5	115.9
Total current liabilities	319.9	307.1
Long-term liabilities, less current portion:
Long-term debt	523.6	517.8
Long-term operating lease liabilities	54.8	56.7
Other long-term liabilities	60.8	61.0
Total long-term liabilities	639.2	635.5
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	346.6	344.2
Noncontrolling interests	12.5	13.7
Total equity	359.1	357.9
Total liabilities and shareholders' equity	$1,318.2	$1,300.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share data)
Net sales	$359.6	$366.3
Cost of sales	307.6	312.4
Gross profit	52.0	53.9
Selling, general and administrative expenses	39.7	40.9
Operating income	12.3	13.0
Other components of pension income and other postretirement benefits expense, net	2.4	1.8
Interest expense, net	(7.4)	(8.0)
Income before income taxes	7.3	6.8
Income tax expense	(1.9)	(5.5)
Net income	5.4	1.3
Net loss (income) attributable to noncontrolling interests	0.1	(0.1)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$5.5	$1.2

Income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.46	$0.10
Diluted	$0.45	$0.10
Weighted-average shares used to compute income per share:
Basic	12.0	12.2
Diluted	12.3	12.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income	$5.4	$1.3
Other comprehensive income (loss), net of tax:
Currency translation	(4.3)	(16.6)
Pension and other postretirement benefits	0.2	0.5
Total other comprehensive income (loss)	(4.1)	(16.1)
Total comprehensive income (loss), net of tax	1.3	(14.8)
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(0.1)
Comprehensive income (loss) attributable to Park-Ohio Holdings Corp. common shareholders	$1.4	$(14.9)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2021	16,148,791	$16.1	$135.5	$290.5	$(79.8)	$(18.1)	$13.7	$357.9
Other comprehensive income (loss)	—	—	—	5.5	—	(4.1)	(0.1)	1.3
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	(6,667)	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Increase in Park-Ohio ownership interest	—	—	1.1	—	—	—	(1.1)	—
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2021	16,142,124	$16.1	$138.2	$294.4	$(79.9)	$(22.2)	$12.5	$359.1

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2020	15,706,398	$15.7	$129.8	$298.2	$(71.1)	$(37.0)	$14.0	$349.6
Other comprehensive income (loss)	—	—	—	1.2	—	(16.1)	0.1	(14.8)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation activity	1,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (180,827 shares)	—	—	—	—	(2.9)	—	—	(2.9)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2020	15,707,398	$15.7	$131.2	$297.8	$(74.1)	$(53.1)	$14.1	$331.6

	Three Months Ended March 31,
	2021	2020
Dividends per common share	$0.125	$0.125
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net income	$5.4	$1.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9.4	8.9
Stock-based compensation expense	1.6	1.4
Changes in operating assets and liabilities:
Accounts receivable	(1.4)	8.1
Inventories	(22.9)	(7.3)
Prepaid and other current assets	2.2	(4.9)
Accounts payable and accrued expenses	17.1	(9.5)
Other	(1.5)	(1.9)
Net cash provided (used) by operating activities	9.9	(3.9)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.6)	(4.9)
Proceeds from sale of an asset	—	1.4
Net cash used by investing activities	(6.6)	(3.5)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	5.7	15.5
Payments on other debt	(2.8)	(2.3)
Proceeds from other debt	1.8	0.2
(Payments on) proceeds from finance lease facilities, net	(1.5)	0.6
Dividends	(1.6)	(1.6)
Purchases of treasury shares	—	(2.1)
Payments of withholding taxes on share awards	(0.1)	(0.1)
Net cash provided by financing activities	1.5	10.2
Effect of exchange rate changes on cash	(0.9)	(2.0)
Increase in cash and cash equivalents	3.9	0.8
Cash and cash equivalents at beginning of period	55.0	56.0
Cash and cash equivalents at end of period	$58.9	$56.8
Interest paid	$1.1	$1.5
Income taxes paid	$1.8	$0.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

	Three Months Ended March 31,
	2021	2020
	(In millions)
PRODUCT LINE
Supply Technologies	$136.5	$121.9
Engineered specialty fasteners and other products	21.2	18.9
Supply Technologies Segment	157.7	140.8

Fuel, rubber and plastic products	82.4	84.7
Aluminum products	43.6	43.5
Assembly Components Segment	126.0	128.2

Industrial equipment	55.4	66.1
Forged and machined products	20.5	31.2
Engineered Products Segment	75.9	97.3

Total revenues	$359.6	$366.3

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2021
GEOGRAPHIC REGION
United States	$97.1	$87.6	$38.1	$222.8
Europe	28.9	3.8	13.4	46.1
Asia	11.1	6.8	13.2	31.1
Mexico	16.7	10.7	3.9	31.3
Canada	2.9	16.6	3.7	23.2
Other	1.0	0.5	3.6	5.1
Total	$157.7	$126.0	$75.9	$359.6

Three Months Ended March 31, 2020
GEOGRAPHIC REGION
United States	$90.0	$90.7	$53.2	$233.9
Europe	23.7	4.2	15.7	43.6
Asia	9.5	4.3	15.8	29.6
Mexico	14.5	10.2	2.2	26.9
Canada	2.9	18.4	6.4	27.7
Other	0.2	0.4	4.0	4.6
Total	$140.8	$128.2	$97.3	$366.3

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $37.7 million and $37.4 million at March 31, 2021 and December 31, 2020, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $52.9 million and $56.9 million at March 31, 2021 and December 31, 2020, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net sales:
Supply Technologies	$157.7	$140.8
Assembly Components	126.0	128.2
Engineered Products	75.9	97.3
	$359.6	$366.3
Segment operating income (loss):
Supply Technologies	$12.2	$9.2
Assembly Components	6.4	6.3
Engineered Products	(1.3)	3.8
Total segment operating income	17.3	19.3
Corporate costs	(5.0)	(6.3)
Operating income	12.3	13.0
Other components of pension income and other postretirement benefits expense, net	2.4	1.8
Interest expense, net	(7.4)	(8.0)
Income before income taxes	$7.3	$6.8

NOTE 5 — Plant Closure and Consolidation

In the first three months of 2021, the Company recorded expenses totaling $0.6 million in its Assembly Components segment in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
in Michigan, and to complete other cost reduction actions in this segment. The expenses, which are included in cost of sales in the Condensed Consolidated Statements of Operations, are comprised of severance costs of $0.2 million and other facility-related costs of $0.4 million. The Company expects to incur additional costs related to these initiatives of approximately $2.6 million in the remainder of 2021.

The Company recorded expenses related to plant closure and consolidation in its Engineered Products segment totaling $0.7 million, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, in the three months ended March 31, 2021. The Company expects to incur additional costs related to these initiatives of approximately $1.0 million in the remainder of 2021.

NOTE 6 — Inventories

Inventories, net consist of the following:

	March 31, 2021	December 31, 2020
	(In millions)
Raw materials and supplies	$106.1	$93.8
Work in process	40.7	42.3
Finished goods	186.6	174.8
Inventories, net	$333.4	$310.9

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Beginning balance	$6.4	$6.4
Claims paid	(0.3)	(0.2)
Warranty expense	0.4	0.6
Ending balance	$6.5	$6.8

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

Income tax expense for the three months ended March 31, 2021 was $1.9 million, representing an effective rate of 26.0%, compared to $5.5 million, or 81%, for the three months ended March 31, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to income subject to foreign tax at tax rates higher than the U.S. statutory rate and state taxes. The rate in the 2020 period is higher than the U.S. statutory rate of 21% due to an earnings mix that yields an increase in the Global Intangible Low Taxed Income (“GILTI”) inclusion, and also reduces the benefit of foreign tax credits and the Foreign Derived Intangible Income (“FDII”) deduction.

NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2021	March 31, 2021	December 31, 2020
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.32%	149.4	143.7
Finance Leases	Various	Various	17.1	18.7
Other	Various	Various	20.6	22.3
Total debt			537.1	534.7
Less current portion of long-term debt and short-term debt			(8.6)	(11.6)
Less unamortized debt issuance costs			(4.9)	(5.3)
Total long-term debt, net			$523.6	$517.8

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

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $36.0 million at March 31, 2021 and $34.9 million at December 31, 2020.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $29.3 million as of March 31, 2021, as well as a revolving credit facility for up to $11.7 million to fund working capital and general corporate needs. No amounts were outstanding under the loan agreement or the revolving credit facility as of March 31, 2021.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.1 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2021.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $6.8 million of borrowings outstanding under this agreement as of March 31, 2021, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	March 31, 2021	December 31, 2020
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$355.6	$361.8

NOTE 10 — Stock-Based Compensation

A summary of restricted share activity for the three months ended March 31, 2021 is as follows:

	2021
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	741,006	$22.02	50,000	$32.55
Granted	—	—	—	—
Vested	(12,167)	35.06	—	—
Canceled or expired	(6,667)	22.74	—	—
Outstanding - end of period	722,172	$21.79	50,000	$32.55

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Total stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $1.6 million and $1.4 million, respectively. As of March 31, 2021, there was $8.4 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 121 cases asserting claims on behalf of approximately 222 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three months ended March 31, 2021 and 2020 were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Service costs	$1.1	$1.1	$—	$—
Interest costs	0.3	0.5	—	—
Expected return on plan assets	(3.1)	(2.9)	—	—
Recognized net actuarial loss	0.2	0.5	0.1	0.1
Net periodic benefit (income) expense	$(1.5)	$(0.8)	$0.1	$0.1

NOTE 13 — Accumulated Other Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Beginning balance	$(8.3)	$(9.8)	$(18.1)	$(22.4)	$(14.6)	$(37.0)
Currency translation (a)	(4.3)	—	(4.3)	(16.6)	—	(16.6)
Pension and OPEB activity, net of tax	—	0.2	0.2	—	0.5	0.5
Ending balance	$(12.6)	$(9.6)	$(22.2)	$(39.0)	$(14.1)	$(53.1)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

NOTE 14 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

	Three Months Ended March 31,
	2021	2020
	(In millions)
Weighted-average basic shares outstanding	12.0	12.2
Plus: Dilutive impact of employee stock awards	0.3	0.1
Weighted-average diluted shares outstanding	12.3	12.3

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.0 million and 0.2 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 15 — Subsequent Events

On April 1, 2021, the Company acquired NYK Component Solutions Limited (“NYK”) for $5.7 million in cash, net of cash acquired, plus potential contingent consideration of up to an additional $2.0 million. NYK, which will be included in our Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

On April 23, 2021, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 21, 2021 to shareholders of record as of the close of business on May 7, 2021 and will result in a cash outlay of approximately $1.6 million.

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

Sales and operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries around the world.  The pandemic has negatively impacted several of the markets we serve. In response to the COVID-19 pandemic, we continue to take actions to reduce our operating costs, including plant consolidation; severance; and discretionary spending cuts. We also continue to aggressively manage both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact of the COVID-19 pandemic outbreak on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $264.4 million as of March 31, 2021, and the recent steps we have taken to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

Subsequent Events
On April 1, 2021, the Company acquired NYK Component Solutions Limited (“NYK”) for $5.7 million in cash, net of cash acquired, plus potential contingent consideration of up to an additional $2.0 million. NYK, which will be included in our Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

On April 23, 2021, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 21, 2021 to shareholders of record as of the close of business on May 7, 2021 and will result in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$359.6	$366.3	$(6.7)	(1.8)%
Cost of sales	307.6	312.4	(4.8)	(1.5)%
Gross profit	52.0	53.9	(1.9)	(3.5)%
Gross margin	14.5%	14.7%
Selling, general and administrative (“SG&A”) expenses	39.7	40.9	(1.2)	(2.9)%
SG&A expenses as a percentage of net sales	11.0%	11.2%
Operating income	12.3	13.0	(0.7)	(5.4)%
Other components of pension income and other postretirement benefits expense, net	2.4	1.8	0.6	33.3%
Interest expense, net	(7.4)	(8.0)	0.6	(7.5)%
Income before income taxes	7.3	6.8	0.5	7.4%
Income tax expense	(1.9)	(5.5)	3.6	(65.5)%
Net income	5.4	1.3	4.1	315.4%
Net loss (income) attributable to noncontrolling interests	0.1	(0.1)	0.2	*
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$5.5	$1.2	$4.3	358.3%

Income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.46	$0.10	$0.36	*
Diluted	$0.45	$0.10	$0.35	*
*Calculation not meaningful

Net Sales

Net sales decreased 1.8% to $359.6 million in the first three months of 2021 compared to $366.3 million in the same period in 2020. This decrease was primarily due to lower customer demand for our products in our Engineered Products segment, which more than offset higher customer demand in our Supply Technologies and Assembly Components segments.

The factors explaining the changes in segment net sales for the three months ended March 31, 2021 compared to the corresponding 2020 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 1.5% to $307.6 million in the first three months of 2021 compared to $312.4 million in the same period in 2020. The decrease in cost of sales was primarily due to the decrease in net sales described above.

Gross margin was 14.5% in the first nine months of 2021 compared to 14.7% in the corresponding period in 2020. The decrease was due primarily to the lower profit flow-through from lower sales in the 2021 period, and $0.6 million of expenses related to plant closure, consolidation and severance recorded in cost of goods sold in the first quarter of 2021.

SG&A Expenses

SG&A expenses were $39.7 million, or 11.0% of net sales, in the first three months of 2021, compared to $40.9 million, or 11.2% of net sales, in the same period in 2020. SG&A expenses were down 2.9% compared to the same period a year ago, driven by the benefit from cost reduction actions implemented across the Company. The amount in 2021 included $0.7 million of expenses related to plant closure and consolidation.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $2.4 million in the first three months of 2021 compared to $1.8 million in the corresponding period in 2020. This increase was driven by higher returns on plan assets and lower interest costs in the 2021 period compared to the same period a year ago.

Interest Expense, net

Interest expense, net was $7.4 million in the first three months of 2021 compared to $8.0 million in the 2020 period. The decrease was due to lower average outstanding borrowings and lower average interest rates during the 2021 period compared to the same period a year ago. The lower outstanding borrowings reflect our efforts to pay-down indebtedness with our free cash flow.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 was $1.9 million, representing an effective rate of 26%, compared to income tax expense of $5.5 million, or 81%, for the three months ended March 31, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to income subjected to foreign tax at tax rates higher than the U.S. statutory rate and state taxes. The rate in the 2020 period is higher than the U.S. statutory rate of 21% due to an earnings mix that yields an increase in the Global Intangible Low Taxed Income (“GILTI”) inclusion, and also reduces the benefit of foreign tax credits and the Foreign Derived Intangible Income (“FDII”) deduction.

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

Supply Technologies Segment

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net sales	$157.7	$140.8
Segment operating income	$12.2	$9.2
Segment operating income margin	7.7%	6.5%

Net sales increased 12.0% in the three months ended March 31, 2021 compared to the 2020 period due primarily to higher customer demand in certain end markets, including the Company’s truck and truck-related market, which was up 26% year-over-year; the Company’s power sports market, which was up 37% year-over-year; and the Company’s medical market, which was up 48% year-over-year. These increases were partially offset by lower customer demand in the Company’s commercial aerospace market.

Segment operating income increased by $3.0 million and segment operating income margin was up 120 basis points in the 2021 period compared to the same period a year ago. These increases were driven by the higher sales levels and the benefit of cost reduction actions.

Assembly Components Segment

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net sales	$126.0	$128.2
Segment operating income	$6.4	$6.3
Segment operating income margin	5.1%	4.9%

Net sales decreased 1.7% in the three months ended March 31, 2021 compared to the 2020 period, as the segment has essentially returned to pre-pandemic demand levels.

Segment operating income in the 2021 period increased by $0.1 million, and segment operating income margin increased by 20 basis points compared to the corresponding period of 2020. These increases were due primarily to the benefit of cost reduction actions. In the 2021 period, this segment incurred expenses of $0.6 million related to plant closing and consolidation and other actions to reduce costs. In the 2020 period, this segment incurred expenses of $0.1 million related to plant closing and consolidation.

Engineered Products Segment

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net sales	$75.9	$97.3
Segment operating (loss) income	$(1.3)	$3.8
Segment operating income margin	(1.7)%	3.9%

Net sales were 22.0% lower in the 2021 period compared to the 2020 period. The decrease was due primarily to lower customer demand in certain key end markets in our forged and machined products business, including our oil and gas, aerospace, rail and agriculture markets; as well as lower demand for our capital equipment products, as many customers delayed buying decisions in response to the COVID-19 pandemic.

Segment operating (loss) income in the 2021 period decreased by $5.1 million compared to the corresponding 2020 period. This decrease was driven by the lower sales levels and expenses related to plant closure and consolidation. In the 2021 period, this segment incurred expenses of $0.7 million related to plant closing and consolidation and other actions to reduce costs. In the 2020 period, this segment incurred expenses of $0.1 million related to severance. The decreases were partially offset by the benefits of cost reduction actions that the Company has implemented in response to current market conditions.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$9.9	$(3.9)	$13.8
Investing activities	(6.6)	(3.5)	(3.1)
Financing activities	1.5	10.2	(8.7)
Effect of exchange rate changes on cash	(0.9)	(2.0)	1.1
Increase in cash and cash equivalents	$3.9	$0.8	$3.1

Operating Activities

Cash generated by operating activities in the 2021 period was higher than in the prior year period, driven by both higher profitability and lower working capital usage in the three months ended March 31, 2021.

Investing Activities

Capital expenditures were $6.6 million in the three months ended March 31, 2021 and were primarily to provide increased capacity for future growth in our Assembly Components segment and to maintain existing operations. Capital expenditures were lower in the 2020 period, as we curtailed spending in response to the pandemic.

Financing Activities

During the three months ended March 31, 2021, we had net debt borrowings of $3.2 million and paid dividends to shareholders of $1.6 million in the first three months of 2021. In the 2020 period, we had net debt borrowings of $14.0 million to fund our net use of cash for operating activities, capital expenditures, dividends and share repurchases.

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

As of March 31, 2021, we had total liquidity of $264.4 million, which included $205.5 million of unused borrowing availability and cash and cash equivalents of $58.9 million.

The Company had cash and cash equivalents held by foreign subsidiaries of $48.1 million at March 31, 2021 and $44.7 million at December 31, 2020. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.1 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2021.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $46.875 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $46.875 million, our debt service coverage ratio must be greater than 1.0. At March 31, 2021, our calculated availability under the Credit Agreement was $182.6 million; therefore, the debt service ratio covenant did not apply.

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

We were also in compliance with the other covenants contained in the revolving credit facility as of March 31, 2021. While we expect to remain in compliance throughout 2021, declines in sales volumes in the future, including further declines caused by the COVID-19 pandemic, could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, including the decline caused by the COVID-19 pandemic, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $1.6 million during the three months ended March 31, 2021. On April 23, 2021, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on May 21, 2021 to shareholders of record as of the close of business on May 7, 2021 and will result in a cash outlay of approximately $1.6 million.
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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2020, both contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2021, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.4 million during the three-month period ended March 31, 2021.

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

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2021:

We were a co-defendant in approximately 121 cases asserting claims on behalf of approximately 222 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2021	897	(2)	$31.42	—	541,085
February 1 — February 28, 2021	3,038	(2)	29.70	—	541,085
March 1 — March 31, 2021	—	(2)	—	—	541,085
Total	3,935		$30.09	—	541,085

(1)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.
(2)Consists of an aggregate total of 3,935 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: May 5, 2021