Form 10-Q
period 2021-09-30
PARK OHIO HOLDINGS CORP
filed 2021-11-03
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 29, 2021: 12,600,091 shares.
2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2021	December 31, 2020
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$59.6	$55.0
Accounts receivable, net	253.7	248.1
Inventories, net	386.4	310.9
Prepaid and other current assets	78.8	92.4
Total current assets	778.5	706.4
Property, plant and equipment, net	232.4	236.6
Operating lease right-of-use assets	66.9	68.6
Goodwill	112.0	110.9
Intangible assets, net	83.0	86.8
Other long-term assets	97.1	91.2
Total assets	$1,369.9	$1,300.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$185.6	$166.7
Current portion of long-term debt and short-term debt	8.9	11.6
Current portion of operating lease liabilities	13.3	12.9
Accrued expenses and other	122.1	115.9
Total current liabilities	329.9	307.1
Long-term liabilities, less current portion:
Long-term debt	592.1	517.8
Long-term operating lease liabilities	54.2	56.7
Other long-term liabilities	56.0	61.0
Total long-term liabilities	702.3	635.5
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	325.6	344.2
Noncontrolling interests	12.1	13.7
Total equity	337.7	357.9
Total liabilities and shareholders' equity	$1,369.9	$1,300.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share data)
Net sales	$358.5	$340.2	$1,068.1	$934.8
Cost of sales	318.4	290.5	936.1	817.0
Gross profit	40.1	49.7	132.0	117.8
Selling, general and administrative expenses	45.1	38.7	128.1	114.7
Operating (loss) income	(5.0)	11.0	3.9	3.1
Other components of pension income and other postretirement benefits expense, net	2.4	1.9	7.3	5.5
Interest expense, net	(7.6)	(7.4)	(22.4)	(22.9)
(Loss) income before income taxes	(10.2)	5.5	(11.2)	(14.3)
Income tax benefit (expense)	2.8	(0.3)	3.7	3.8
Net (loss) income	(7.4)	5.2	(7.5)	(10.5)
Net loss attributable to noncontrolling interests	0.2	0.1	0.5	0.4
Net (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(7.2)	$5.3	$(7.0)	$(10.1)

(Loss) income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$(0.60)	$0.44	$(0.58)	$(0.83)
Diluted	$(0.60)	$0.44	$(0.58)	$(0.83)
Weighted-average shares used to compute (loss) income per share:
Basic	12.1	12.0	12.0	12.1
Diluted	12.1	12.0	12.0	12.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net (loss) income	$(7.4)	$5.2	$(7.5)	$(10.5)
Other comprehensive (loss) income, net of tax:
Currency translation	(5.5)	12.6	(8.2)	(1.1)
Pension and other postretirement benefits	0.2	0.3	0.6	1.2
Total other comprehensive (loss) income	(5.3)	12.9	(7.6)	0.1
Total comprehensive (loss) income, net of tax	(12.7)	18.1	(15.1)	(10.4)
Comprehensive loss attributable to noncontrolling interests	0.2	0.1	0.5	0.4
Comprehensive (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(12.5)	$18.2	$(14.6)	$(10.0)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2021	16,148,791	$16.1	$135.5	$290.5	$(79.8)	$(18.1)	$13.7	$357.9
Other comprehensive income (loss)	—	—	—	5.5	—	(4.1)	(0.1)	1.3
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	(6,667)	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Increase in Park-Ohio ownership interest	—	—	1.1	—	—	—	(1.1)	—
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2021	16,142,124	16.1	138.2	294.4	(79.9)	(22.2)	12.5	359.1
Other comprehensive (loss) income	—	—	—	(5.3)	—	1.8	(0.2)	(3.7)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation activity	174,746	0.2	(0.2)	—	—	—	—	—
Dividends	—	—	—	(1.5)	—	—	—	(1.5)
Payments of withholding taxes on share awards	—	—	—	—	(2.1)	—	—	(2.1)
Balance at June 30, 2021	16,316,870	16.3	139.4	287.6	(82.0)	(20.4)	12.3	353.2
Other comprehensive (loss) income	—	—	—	(7.2)	—	(5.3)	(0.2)	(12.7)
Stock-based compensation expense	—	—	1.7	—	—	—	—	1.7
Stock-based compensation activity	2,500	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (99,661 shares)	—	—	—	—	(2.5)	—	—	(2.5)
Payments of withholding taxes on share awards	—	—	—	—	(0.4)	—	—	(0.4)
Balance at September 30, 2020	16,319,370	$16.3	$141.1	$278.8	$(84.9)	$(25.7)	$12.1	$337.7

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2020	15,706,398	$15.7	$129.8	$298.2	$(71.1)	$(37.0)	$14.0	$349.6
Other comprehensive income (loss)	—	—	—	1.2	—	(16.1)	0.1	(14.8)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation activity	1,000	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock (180,827 shares)	—	—	—	—	(2.9)	—	—	(2.9)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2020	15,707,398	15.7	131.2	297.8	(74.1)	(53.1)	14.1	331.6
Other comprehensive (loss) income	—	—	—	(16.6)	—	3.3	(0.4)	(13.7)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Stock-based compensation activity	283,993	0.3	(0.3)	—	—	—	—	—
Purchases of treasury stock (149,376 shares)	—	—	—	—	(2.4)	—	—	(2.4)
Payments of withholding taxes on share awards	—	—	—	—	(0.6)	—	—	(0.6)
Balance at June 30, 2020	15,991,391	16.0	132.2	281.2	(77.1)	(49.8)	13.7	316.2
Other comprehensive income (loss)	—	—	—	5.3	—	12.9	(0.1)	18.1
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	157,400	0.2	(0.2)	—	—	—	—	—
Purchases of treasury stock (119,831 shares)	—	—	—	—	(1.9)	—	—	(1.9)
Balance at September 30, 2020	16,148,791	$16.2	$133.6	$286.5	$(79.0)	$(36.9)	$13.6	$334.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends per common share	$0.125	$—	$0.375	$0.125
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net loss	$(7.5)	$(10.5)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	28.9	26.9
Stock-based compensation expense	4.7	4.4
Changes in operating assets and liabilities:
Accounts receivable	(6.6)	9.6
Inventories	(74.7)	20.8
Prepaid and other current assets	11.5	0.6
Accounts payable and accrued expenses	24.7	(18.2)
Other	(6.9)	(0.8)
Net cash (used) provided by operating activities	(25.9)	32.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24.9)	(14.9)
Business acquisition, net of cash acquired	(5.4)	—
Proceeds from sale of an asset	—	1.4
Net cash used by investing activities	(30.3)	(13.5)
FINANCING ACTIVITIES
Proceeds (payments) from revolving credit facility, net	78.4	(7.7)
Payments on other debt	(5.4)	(8.1)
Proceeds from other debt	2.3	3.8
Payments on finance lease facilities, net	(3.5)	(2.6)
Dividends	(4.7)	(1.6)
Purchases of treasury shares	(2.5)	(7.2)
Payments of withholding taxes on share awards	(2.6)	(0.7)
Net cash provided (used) by financing activities	62.0	(24.1)
Effect of exchange rate changes on cash	(1.2)	(0.3)
Increase (decrease) in cash and cash equivalents	4.6	(5.1)
Cash and cash equivalents at beginning of period	55.0	56.0
Cash and cash equivalents at end of period	$59.6	$50.9
Interest paid	$15.6	$15.7
Income taxes (received) paid, net	$(4.6)	$2.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
PRODUCT LINE
Supply Technologies	$134.5	$112.1	$406.2	$320.1
Engineered specialty fasteners and other products	19.5	19.9	60.5	47.1
Supply Technologies Segment	154.0	132.0	466.7	367.2

Fuel, rubber and plastic products	80.8	86.8	238.2	211.3
Aluminum products	39.4	40.1	117.5	98.7
Assembly Components Segment	120.2	126.9	355.7	310.0

Industrial equipment	62.0	56.2	179.9	175.7
Forged and machined products	22.3	25.1	65.8	81.9
Engineered Products Segment	84.3	81.3	245.7	257.6

Total revenues	$358.5	$340.2	$1,068.1	$934.8

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2021
GEOGRAPHIC REGION
United States	$92.5	$77.9	$46.4	$216.8
Europe	27.9	3.4	14.8	46.1
Asia	14.7	6.6	12.0	33.3
Mexico	15.6	17.8	5.0	38.4
Canada	2.9	14.1	3.5	20.5
Other	0.4	0.4	2.6	3.4
Total	$154.0	$120.2	$84.3	$358.5

Three Months Ended September 30, 2020
GEOGRAPHIC REGION
United States	$77.0	$86.1	$43.0	$206.1
Europe	21.6	3.8	16.1	41.5
Asia	10.3	9.1	12.6	32.0
Mexico	20.5	10.0	2.0	32.5
Canada	2.5	17.4	6.0	25.9
Other	0.1	0.5	1.6	2.2
Total	$132.0	$126.9	$81.3	$340.2

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2021
GEOGRAPHIC REGION
United States	$281.4	$241.8	$126.7	$649.9
Europe	84.7	10.7	46.3	141.7
Asia	42.4	19.0	38.5	99.9
Mexico	48.2	38.6	13.4	100.2
Canada	8.6	44.3	12.5	65.4
Other	1.4	1.3	8.3	11.0
Total	$466.7	$355.7	$245.7	$1,068.1

Nine Months Ended September 30, 2020
GEOGRAPHIC REGION
United States	$228.3	$212.9	$141.7	$582.9
Europe	59.3	10.2	42.4	111.9
Asia	31.5	19.8	46.1	97.4
Mexico	40.0	23.8	5.5	69.3
Canada	7.0	42.3	15.1	64.4
Other	1.1	1.0	6.8	8.9
Total	$367.2	$310.0	$257.6	$934.8

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $38.6 million and $37.4 million at September 30, 2021 and December 31, 2020, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $50.0 million and $56.9 million at September 30, 2021 and December 31, 2020, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net sales:
Supply Technologies	$154.0	$132.0	$466.7	$367.2
Assembly Components	120.2	126.9	355.7	310.0
Engineered Products	84.3	81.3	245.7	257.6
	$358.5	$340.2	$1,068.1	$934.8
Segment operating income (loss):
Supply Technologies	$10.7	$10.6	$33.2	$20.1
Assembly Components	(8.9)	6.7	(8.6)	(1.6)
Engineered Products	0.6	1.3	(1.3)	4.3
Total segment operating income	2.4	18.6	23.3	22.8
Corporate costs	(7.4)	(7.6)	(19.4)	(19.7)
Operating (loss) income	(5.0)	11.0	3.9	3.1
Other components of pension income and other postretirement benefits expense, net	2.4	1.9	7.3	5.5
Interest expense, net	(7.6)	(7.4)	(22.4)	(22.9)
(Loss) income before income taxes	$(10.2)	$5.5	$(11.2)	$(14.3)

NOTE 5 — Plant Closure and Consolidation

In the three and nine months ended September 30, 2021, the Company recorded expenses totaling $1.8 million and $3.1 million, respectively, in its Assembly Components segment. These charges were recorded in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, and to complete other cost-reduction actions in this segment. In the three and nine months ended September 30, 2021, the expenses included facility-related costs of $1.8 million and $2.8 million, respectively, which were included in cost of sales in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021, expenses also included severance costs of $0.3 million, which were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional moving and other facility-related costs related to these initiatives of approximately $1.9 million in the fourth quarter of 2021.

In the three and nine months ended September 30, 2021, the Company recorded expenses related to plant closure and consolidation in its Engineered Products segment totaling $0.6 million and $1.9 million, respectively, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional costs related to these initiatives of approximately $1.6 million in the fourth quarter of 2021.

During the third quarter of 2021, in connection with the plant closure and consolidation activities in its Engineered Products segment, the Company committed to a plan to sell real estate at two operating locations. The Company determined that these assets met the criteria to be classified as held for sale during the third quarter and, therefore, the aggregate carrying value of approximately $4.9 million is included in assets held for sale and presented in Prepaid and other current assets in the Condensed Consolidated Balance Sheet at September 30, 2021. The Company believes that the fair value less costs to sell of these assets exceeds their respective carrying values.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
NOTE 6 — Acquisition

On April 1, 2021, the Company acquired NYK Component Solutions Limited (“NYK”) for $5.4 million in cash, net of cash acquired, plus estimated contingent consideration of up to an additional $1.8 million. NYK, which is included in our Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

The allocation of the purchase price of NYK is subject to finalization of the Company's determination of the fair values of the assets acquired and the liabilities assumed as of the acquisition date, and could be materially different than the estimates presented below. The Company has not yet completed its analysis of the fair value of the intangible assets or the contingent consideration. The final allocation is expected to be completed in the fourth quarter of 2021, but no later than one year after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of NYK; the total purchase price is net of cash acquired and includes estimated contingent consideration of $1.8 million.

(In millions)
Accounts receivable	$1.0
Inventories	2.2
Accounts payable and accrued expenses	(1.0)
Property, plant and equipment	0.1
Other, net	0.1
Intangible assets	2.8
Goodwill	2.5
Deferred income tax liability	(0.5)
Total purchase price (including the estimated contingent consideration of $1.8 million)	$7.2

NOTE 7 — Inventories

Inventories, net consist of the following:

	September 30, 2021	December 31, 2020
	(In millions)
Raw materials and supplies	$120.0	$93.8
Work-in-process	50.1	44.0
Finished goods	216.3	173.1
Inventories, net	$386.4	$310.9

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Beginning balance	$7.6	$6.5	$6.4	$6.4
Claims paid	(0.4)	(0.5)	(1.6)	(1.1)
Warranty expense	0.1	0.3	2.5	1.0
Ending balance	$7.3	$6.3	$7.3	$6.3

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
Income tax benefit for the three months ended September 30, 2021 was $2.8 million, representing an effective rate of 27%, compared to income tax expense of $0.3 million, or 5%, for the three months ended September 30, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to the additional tax benefit recorded as result of stock compensation that vested and state and local taxes during the quarter. The rate in the 2020 period is lower than the U.S. statutory rate of 21% due primarily to a U.S. net operating loss carryback to a prior year under the CARES Act, a tax benefit from the favorable impact of final Global Intangible Low-Taxed Income (“GILTI”) regulations and a decrease in our Transition Tax liability.

Income tax benefit for the nine months ended September 30, 2021 was $3.7 million, representing an effective rate of 33%, compared to $3.8 million, or 27%, for the nine months ended September 30, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and the composition of earnings. The rate in the 2020 period is higher than the U.S. statutory rate due to the impact of earnings in foreign jurisdictions with statutory income tax rates higher than the U.S. rate.

NOTE 10 — Financing Arrangements

Debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2021	September 30, 2021	December 31, 2020
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.30%	221.8	143.7
Finance Leases	Various	Various	15.2	18.7
Other	Various	Various	18.2	22.3
Total debt			605.2	534.7
Less current portion of long-term debt and short-term debt			(8.9)	(11.6)
Less unamortized debt issuance costs			(4.2)	(5.3)
Total long-term debt, net			$592.1	$517.8

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

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $35.3 million at September 30, 2021 and $34.9 million at December 31, 2020.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $28.9 million as of September 30, 2021, as well as a revolving credit facility for up to $11.6 million to fund working capital and general corporate needs. No amounts were outstanding under the loan agreement or the revolving credit facility as of September 30, 2021.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $15.2 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2021.
In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority which matures in September 2025. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The Company had $6.1 million of borrowings outstanding under this agreement as of September 30, 2021, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

	September 30, 2021	December 31, 2020
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$351.3	$361.8

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the nine months ended September 30, 2021 is as follows:

	2021
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	741,006	$22.02	50,000	$32.55
Granted(a)	183,401	33.64	—	—
Vested	(234,081)	22.47	—	—
Canceled or expired	(7,917)	21.71	—	—
Outstanding - end of period	682,409	$24.99	50,000	$32.55

(a) - Included in this amount are 4,905 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Total stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $1.7 million and $1.6 million, respectively. Total stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $4.7 million and $4.4 million, respectively. As of September 30, 2021, there was $11.4 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.0 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 124 cases asserting claims on behalf of approximately 228 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In millions)
Service costs	$1.0	$1.0	$3.2	$3.2	$—	$—	$—	$—
Interest costs	0.3	0.5	1.0	1.6	—	—	0.1	0.1
Expected return on plan assets	(3.0)	(2.9)	(9.2)	(8.8)	—	—	—	—
Recognized net actuarial loss	0.2	0.4	0.6	1.4	0.1	0.1	0.3	0.2
Net periodic benefit (income) expense	$(1.5)	$(1.0)	$(4.4)	$(2.6)	$0.1	$0.1	$0.4	$0.3

NOTE 14 — Accumulated Other Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
Beginning balance	$(11.0)	$(9.4)	$(20.4)	$(36.1)	$(13.7)	$(49.8)
Currency translation (a)	(5.5)	—	(5.5)	12.6	—	12.6
Pension and OPEB activity, net of tax	—	0.2	0.2	—	0.3	0.3
Ending balance	$(16.5)	$(9.2)	$(25.7)	$(23.5)	$(13.4)	$(36.9)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Beginning balance	$(8.3)	$(9.8)	$(18.1)	$(22.4)	$(14.6)	$(37.0)
Currency translation (a)	(8.2)	—	(8.2)	(1.1)	—	(1.1)
Pension and OPEB activity, net of tax	—	0.6	0.6	—	1.2	1.2
Ending balance	$(16.5)	$(9.2)	$(25.7)	$(23.5)	$(13.4)	$(36.9)

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

NOTE 15 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Weighted-average basic shares outstanding	12.1	12.0	12.0	12.1
Plus: Dilutive impact of employee stock awards	—	—	—	—
Weighted-average diluted shares outstanding	12.1	12.0	12.0	12.1

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.2 million and 0.5 million for the three months ended September 30, 2021 and 2020, respectively. Anti-dilutive shares were 0.1 million and 0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it spread throughout the United States and other countries around the world.  The pandemic has negatively impacted several of the markets we serve, as well as contributed to a global semiconductor micro-chip shortage, raw material price inflation, higher labor costs and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs. In response to the ongoing COVID-19 pandemic, we continue to manage our operating costs, including through actions to reduce costs, including plant consolidation, severance, and discretionary spending cuts, and we are taking aggressive actions to improve results in response to these macroeconomic conditions. We also continue to manage both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact and duration of the COVID-19 pandemic on our future results, we believe our diversified portfolio of global businesses, our liquidity position of

$218.0 million as of September 30, 2021, and the steps we have taken in both 2020 and 2021 to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$358.5	$340.2	$18.3	5.4%
Cost of sales	318.4	290.5	27.9	9.6%
Gross profit	40.1	49.7	(9.6)	(19.3)%
Gross margin	11.2%	14.6%
Selling, general and administrative (“SG&A”) expenses	45.1	38.7	6.4	16.5%
SG&A expenses as a percentage of net sales	12.6%	11.4%
Operating (loss) income	(5.0)	11.0	(16.0)	*
Other components of pension income and other postretirement benefits expense, net	2.4	1.9	0.5	26.3%
Interest expense, net	(7.6)	(7.4)	(0.2)	2.7%
(Loss) income before income taxes	(10.2)	5.5	(15.7)	*
Income tax benefit (expense)	2.8	(0.3)	3.1	*
Net (loss) income	(7.4)	5.2	(12.6)	*
Net loss attributable to noncontrolling interest	0.2	0.1	0.1	100.0%
Net (loss) income attributable to Park-Ohio Holdings Corp. common shareholders	$(7.2)	$5.3	$(12.5)	*

(Loss) income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$(0.60)	$0.44	$(1.04)	*
Diluted	$(0.60)	$0.44	$(1.04)	*
*Calculation not meaningful

Net Sales

Net sales increased 5.4% to $358.5 million in the third quarter of 2021 compared to $340.2 million in the same period in 2020. This increase was primarily due to higher customer demand across our Supply Technologies and Engineered Products segments, partially offset by lower sales levels in our Assembly Components segment due to the ongoing global semiconductor micro-chip shortage.

The factors explaining the changes in segment net sales for the three months ended September 30, 2021 compared to the corresponding 2020 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 9.6% to $318.4 million in the third quarter of 2021 compared to $290.5 million in the same period in 2020. The increase in cost of sales was primarily due to the increase in net sales for the 2021 period compared to the corresponding period in 2020, as well as the factors listed below that impacted gross margin.

Gross margin was 11.2% in the third quarter of 2021 compared to 14.6% in the same period in 2020. The lower margin in the 2021 period compared to a year ago was due to the negative impact of the global semiconductor micro-chip shortage, raw material price inflation, higher labor costs and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs, and manufacturing under-absorption of fixed costs at certain plants. The third quarter of 2021 included expenses of $1.8 million related to plant closure and consolidation actions. The third quarter of 2020 included charges of $1.3 million related to plant closure and consolidation, severance and other actions to reduce costs.

SG&A Expenses

SG&A expenses increased to $45.1 million in the third quarter of 2021 compared to $38.7 million in the comparable period in 2020, an increase of 16.5%. In response to significantly lower demand levels caused by the COVID-19 pandemic in the 2020 third quarter, the Company took immediate actions in many of its operations to reduce costs, including workforce furloughs, permanent headcount reductions, salary and incentive compensation reductions, and cuts in discretionary spending. As demand levels increased in 2021, a portion of the SG&A expense reduction from 2020 was restored to meet the increasing demand. SG&A expenses in the 2021 period also included $2.5 million of charges related to plant closure and consolidation and other costs. The third quarter of 2020 included charges of $0.5 million related to plant closure and consolidation, severance and other actions to reduce costs.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $2.4 million in the three months ended September 30, 2021 compared to $1.9 million in the corresponding period in 2020. This increase in the 2021 period relates to higher returns on plan assets in the 2021 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $7.6 million in the third quarter of 2021 compared to $7.4 million in the 2020 period. The increase was due to higher average outstanding borrowings during the 2021 period.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2021 was $2.8 million, representing an effective rate of 27%, compared to income tax expense $0.3 million, or 5%, for the three months ended September 30, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to the additional tax benefit recorded as result of stock compensation that vested and state and local taxes during the quarter. The rate in the 2020 period is lower than the U.S. statutory rate of 21% due primarily to a U.S. net operating loss carryback to a prior year under the CARES Act, a tax benefit from the favorable impact of final Global Intangible Low-Taxed Income (“GILTI”) regulations and a decrease in our Transition Tax liability.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,068.1	$934.8	$133.3	14.3%
Cost of sales	936.1	817.0	119.1	14.6%
Gross profit	132.0	117.8	14.2	12.1%
Gross margin	12.4%	12.6%
SG&A expenses	128.1	114.7	13.4	11.7%
SG&A expenses as a percentage of net sales	12.0%	12.3%
Operating income	3.9	3.1	0.8	25.8%
Other components of pension income and other postretirement benefits expense, net	7.3	5.5	1.8	32.7%
Interest expense, net	(22.4)	(22.9)	0.5	(2.2)%
Loss before income taxes	(11.2)	(14.3)	3.1	(21.7)%
Income tax benefit	3.7	3.8	(0.1)	(2.6)%
Net loss	(7.5)	(10.5)	3.0	(28.6)%
Net loss attributable to noncontrolling interests	0.5	0.4	0.1	25.0%
Net loss attributable to Park-Ohio Holdings Corp. common shareholders	$(7.0)	$(10.1)	$3.1	(30.7)%

Loss per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$(0.58)	$(0.83)	$0.25	(30.1)%
Diluted	$(0.58)	$(0.83)	$0.25	(30.1)%

Net Sales

Net sales increased 14.3% to $1,068.1 million in the first nine months of 2021 compared to $934.8 million in the same period in 2020. This increase was primarily due to higher customer demand in our Supply Technologies and Assembly Components business segments, partially offset by lower demand in our Engineered Products segment.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2021 compared to the corresponding 2020 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 14.6% to $936.1 million in the first nine months of 2021 compared to $817.0 million in the same period in 2020. The increase in cost of sales was primarily due to the increase in net sales described above.

Gross margin was 12.4% in the first nine months of 2021 compared to 12.6% in the corresponding period in 2020. The 2021 period included expenses of $2.9 million related to plant closure and consolidation, severance and other actions to reduce costs. The 2020 period included charges of $4.1 million related to plant closure and consolidation, severance and other actions to reduce costs.

SG&A Expenses

SG&A expenses were $128.1 million in the first nine months of 2021, compared to $114.7 million in the same period in 2020, an increase of 11.7%. In response to significantly lower demand levels caused by the pandemic in 2020, the Company took immediate actions in many of its operations to reduce costs, including workforce furloughs, permanent headcount reductions, salary and incentive compensation reductions, and cuts in discretionary spending. As demand levels increased in 2021, a portion of the SG&A expense reduction from 2020 was restored to meet the increasing demand. SG&A expenses in the 2021 period included $4.1 million of charges related to plant closure and consolidation, severance and other costs and $0.4 million of acquisition related expenses. SG&A expenses in the 2020 period included severance and other charges of $1.5 million. As a percentage of net sales, SG&A expenses improved to 12.0% in the 2021 period compared to 12.3% in the 2020 period, as a fixed portion of SG&A expenses were spread over a higher revenue base.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $7.3 million in the first nine months of 2021 compared to $5.5 million in the corresponding period in 2020. This increase was driven by higher returns on plan assets and lower interest costs in the 2021 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $22.4 million in the first nine months of 2021 compared to $22.9 million in the 2020 period. The decrease was due primarily to lower interest rates in the 2021 period compared to the same period a year ago.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2021 was $3.7 million, representing an effective rate of 33%, compared to $3.8 million, or 27%, for the nine months ended September 30, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and the composition of earnings. The rate in the 2020 period is higher than the U.S. statutory rate due to the impact of earnings in foreign jurisdictions with statutory income tax rates higher than the U.S. rate.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$154.0	$132.0	$466.7	$367.2
Segment operating income	$10.7	$10.6	$33.2	$20.1
Segment operating income margin	6.9%	8.0%	7.1%	5.5%

Three months ended September 30:

Net sales increased 16.7% in the three months ended September 30, 2021 compared to the 2020 period due primarily to higher customer demand in substantially all of the Company's end markets, with the largest increases in heavy-duty truck, semiconductor, and agricultural and industrial equipment. As a result of the COVID-19 pandemic, customer demand in 2020 was down significantly in most of our key end markets.

Segment operating income increased by $0.1 million and segment operating income margin decreased 110 basis points in the 2021 period compared to the same period a year ago. The decrease in margin was driven by higher freight costs in the 2021 period as a result of global supply chain constraints and a labor strike at a major truck assembly plant, partially offset by the benefit of cost-reduction actions.

Nine months ended September 30:

Net sales increased 27.1% in the nine months ended September 30, 2021 compared to the 2020 period due primarily to higher customer demand in most of the Company's end markets, with the biggest increases in heavy-duty truck, powersports, agricultural and industrial equipment, and semiconductor. As a result of the COVID-19 pandemic, customer demand in 2020 was down significantly in most of our key end markets.

Segment operating income increased by $13.1 million and segment operating income margin was up 160 basis points in the 2021 period compared to the same period a year ago. These net increases were driven by increased sales, the impact of cost reduction actions, the impact of pricing initiatives and favorable product mix. These positive factors were partially offset by higher freight costs in the 2021 period as a result of global supply chain constraints and a labor strike at a major truck assembly plant.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$120.2	$126.9	$355.7	$310.0
Segment operating (loss) income	$(8.9)	$6.7	$(8.6)	$(1.6)
Segment operating (loss) income margin	(7.4)%	5.3%	(2.4)%	(0.5)%

Three months ended September 30:

Net sales decreased 5.2% in the three months ended September 30, 2021 compared to the 2020 period due primarily to the impact of the global semiconductor micro-chip shortage that continued in the third quarter 2021, which negatively impacted net sales in the quarterly period by approximately $13.1 million.

Segment operating loss was $8.9 million in the 2021 period compared to segment operating income of $6.7 million in the 2020 period. The loss in the 2021 period was driven by the negative impacts of the global semiconductor micro-chip shortage; raw material price inflation; higher labor costs and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs; and charges of $3.4 million related to plant closure and consolidation activities and other costs. Income in the 2020 period included charges related to plant closure and consolidation were $1.4 million.

Nine months ended September 30:

Net sales increased 14.7% in the nine months ended September 30, 2021 compared to the 2020 period due primarily to the shut-down of North American automotive production in the second quarter of 2020 as a result of the COVID-19 pandemic, partially offset the impact of the global semiconductor micro-chip shortage, which negatively impacted net sales in the 2021 year-to-date period.

Segment operating income in the 2021 period decreased by $7.0 million, and segment operating income margin decreased 190 basis points compared to the 2020 period. The loss in the 2021 period was driven by the factors listed above under the three-month discussion. In the 2021 period, charges related to plant closure and consolidation and other costs were $4.8 million. The loss in the 2020 period was driven by lower sales as a result of the COVID-19 pandemic and charges related to plant closure and consolidation were $3.7 million.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$84.3	$81.3	$245.7	$257.6
Segment operating income (loss)	$0.6	$1.3	$(1.3)	$4.3
Segment operating income (loss) margin	0.7%	1.6%	(0.5)%	1.7%

Three months ended September 30:

Net sales were 3.7% higher in the 2021 period compared to the 2020 period. The increase was due to stronger demand in the 2021 period for our capital equipment products, partially offset by lower customer demand in certain end markets in our forged and machined products business, including oil and gas, aerospace, rail and agriculture, which continue to be slow to recover from the pandemic.

Segment operating income in the 2021 period decreased $0.7 million and segment operating income decreased by 90 basis points compared to the corresponding 2020 period. These decreases were the result of manufacturing under-absorption of fixed costs at certain plants and charges of $0.6 million in 2021 related to plant closure and consolidation. Charges related to plant closure and consolidation in the 2020 period were $0.4 million.

Nine months ended September 30:

Net sales were 4.6% lower in the 2021 period compared to the 2020 period. The decrease was due to lower demand in certain end markets in our forged and machined products business which continue to be slow to recover from the pandemic, partially offset by stronger demand in the 2021 period for our capital equipment products

Segment operating loss was $1.3 million in the 2021 period compared to segment operating income of $4.3 million in the 2020 period. This decrease in profitability of $5.6 million was due to the lower sales levels, manufacturing under-absorption of fixed costs at certain plants, and charges of $1.9 million related to plant closure and consolidation activities in the 2021 period. Charges related to plant closure and consolidation in the 2020 period were $0.7 million.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash (used) provided by:	(In millions)
Operating activities	$(25.9)	$32.8	$(58.7)
Investing activities	(30.3)	(13.5)	(16.8)
Financing activities	62.0	(24.1)	86.1
Effect of exchange rate changes on cash	(1.2)	(0.3)	(0.9)
Increase (decrease) in cash and cash equivalents	$4.6	$(5.1)	$9.7

Operating Activities

Cash generated by operating activities in the 2021 period was lower than in the prior year period driven by higher working capital usage in the nine months ended September 30, 2021 compared to the same period a year ago. In the 2021 period, working capital usage was $45.1 million, compared to working capital reduction in the 2020 period of $12.8 million. Higher inventories were the main driver of our higher working capital in 2021. In the 2021 nine-month period, we utilized cash of $74.7 million to increase inventories, driven by higher raw material prices and increased inventory levels in certain businesses and locations in response to global supply chain constraints, and various facility closures and consolidations. Working capital usage was partially offset by a lower net loss in the 2021 period compared to the 2020 period.

Investing Activities

Capital expenditures were $24.9 million in the nine months ended September 30, 2021 and were primarily to provide increased capacity for future growth in our Assembly Components segment and to maintain existing operations. During the nine months ended September 30, 2021, the Company also acquired NYK Component Solutions Limited (“NYK”) for $5.4 million, net of cash acquired. Capital expenditures of $14.9 million in the 2020 period were lower than in the 2021 period, as we aggressively managed capital spending in 2020 in response to the pandemic.

Financing Activities

During the nine months ended September 30, 2021, we had net debt borrowings of $71.8 million compared to repayments of $14.6 million in the 2020 period. The increased borrowings in the 2021 period were used to fund our higher working capital levels and the acquisition of NYK. In addition, in the nine months ended September 30, 2021, we made three cash dividend payments to shareholders totaling $4.7 million, whereas in the 2020 period, we only made one cash dividend payment totaling $1.6 million, as our dividend was temporarily suspended in the second quarter of 2020 in response to the COVID-19 pandemic. In the 2021 and 2020 periods, the Company repurchased treasury shares totaling $2.5 million and $7.2 million, respectively.

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

As of September 30, 2021, we had total liquidity of $218.0 million, which included $158.4 million of unused borrowing availability and cash and cash equivalents of $59.6 million.

The Company had cash and cash equivalents held by foreign subsidiaries of $49.3 million at September 30, 2021 and $44.7 million at December 31, 2020. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $15.2 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2021.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $46.875 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $46.875 million, our debt service coverage ratio must be greater than 1.0. At September 30, 2021, our calculated availability under the Credit Agreement was $136.6 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $46.875 million, we were also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2021. While we expect to remain in compliance throughout 2021, declines in sales volumes in the future, including any declines caused by the COVID-19 pandemic, could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, including the decline caused by the COVID-19 pandemic, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $4.7 million during the nine months ended September 30, 2021.
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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity, including, without limitation, supply chain issues such as the global semiconductor micro-chip shortage and logistic issues; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of September 30, 2021, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.7 million during the nine-month period ended September 30, 2021.

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

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2021:

We were a co-defendant in approximately 124 cases asserting claims on behalf of approximately 228 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2021	9,549	(2)	$32.25	—	541,085
August 1 — August 31, 2021	70,813	(2)	25.31	69,374	471,711
September 1 — September 30, 2021	30,178	(2)	26.93	27,287	444,424
Total	110,540		$26.35	96,661	444,424

(1)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.
(2)Consists of an aggregate total of 13,879 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

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
Date: November 3, 2021