Form 10-K
period 2021-12-31
PARK OHIO HOLDINGS CORP
filed 2022-03-16
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness         of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $423,963,400 based on the closing price of $32.14 per share of the registrant’s Common Stock on June 30, 2021.

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 28, 2022: 12,582,049.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 19, 2022 are incorporated by reference into Part III of this Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2021, we employed approximately 6,900 people.
The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2021	$619.5 million	$482.5 million	$336.0 million
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
Markets and Customers.    For the year ended December 31, 2021, approximately 60% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells its approach to over 7,500 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 33% and 31% of the sales of Supply Technologies in 2021 and 2020, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Assembly Components operates 18 manufacturing facilities and four technical offices in the United States, Mexico, China, the United Kingdom and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers.    For the year ended December 31, 2021, approximately 66% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 46% and 45% of segment sales for 2021 and 2020, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Engineered Products
Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in 15 domestic facilities throughout the United States and 18 international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India, Japan, Spain, France and Brazil.
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

Markets and Customers.    For the year ended December 31, 2021, approximately 52% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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
Backlog
Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog is not a meaningful measure, as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2021 was $163.8 million, compared with $135.9 million as of December 31, 2020. Nearly all of Engineered Products’ backlog as of December 31, 2021 is scheduled to be shipped in 2022.
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
Human Capital Resources

As of December 31, 2021, we employed approximately 6,900 employees in our operations around the world. Approximately 3,700 of these employees are in the United States, while the remaining 3,200 are employed in other countries. Approximately 29% of our employees are covered by a collective bargaining agreement.

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

Most of our businesses manufacture products deemed essential to the critical infrastructure, and, as a result, most of our production sites have continued to operate during the COVID-19 pandemic.

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
Information About our Executive Officers
Information with respect to our executive officers as of March 16, 2022, is as follows:

Name	Age	Position
Matthew V. Crawford	52	Chairman of the Board, Chief Executive Officer and President
Patrick W. Fogarty	60	Vice President and Chief Financial Officer
Robert D. Vilsack	61	Secretary and Chief Legal Officer
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
Item 1A.    Risk Factors
The following risk factors set forth below and elsewhere in this Form 10-K could materially and adversely affect our business, results of operations and financial condition. These risks are not the only ones we may face. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. If any of the following risks occur, our business, results of operations or financial condition could be adversely affected.
Risks Relating to the COVID-19 Pandemic
Our business, results of operations and cash flows have been and are expected to continue to be adversely affected by COVID-19.
We have continued to closely monitor the impact of the COVID-19 pandemic on our business, including how it has impacted our customers, employees, supply chain and distribution network. The scope and duration of the pandemic continue to be uncertain, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants could impact the stability of the economic recovery and growth. The COVID-19 pandemic could continue to negatively impact our business, results of operations, financial position or cash flows in a number of ways, including but not limited to:

•disruptions in our supply chain due to the global semiconductor micro-chip shortage, logistics issues, labor disruptions and our ability to obtain raw materials, among other factors;
•increases in raw material and freight costs;
•labor shortages;
•disruptions to our facilities, including shutdowns or slowdowns as a result of facility closures, reductions in operating hours and labor shortages;
•the inability of a significant portion of our workforce to work as a result of illness or government restrictions;
•exposure to cybersecurity threats and other risks associated with a large number of our employees working remotely; and
•the need to reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, which has caused us, and may continue to cause us, to incur significant expenses.
The extent to which our business, results of operations, financial position or cash flows may ultimately be adversely impact by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted. The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. The COVID-19 pandemic continues to change rapidly and additional impacts may arise that we are not aware of currently.

Risks Relating to Economic Conditions
The industries in which we operate are cyclical and are affected by the economy in general.
We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, oil and gas, electrical distribution and controls, aerospace and defense, recreational equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade, which have been adversely affected by the COVID-19 pandemic. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.
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
Inflation may continue to have a significant effect on labor and raw material costs, which could continue to result in material adverse effects on our business and operating results.
Given recent inflationary trends and forecasts for rising inflation rates in the future, we expect further raw material price increases and higher labor costs, which may continue to adversely affect our business and operating results, particularly in the Assembly Components segment.
Risks Relating to Our Business and Operations

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The global semiconductor micro-chip shortage, in particular, could continue to adversely affect a significant portion of our sales to our automotive and heavy-duty truck customers. The domestic automotive and heavy-duty truck industries are also highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 34% and 8% of our net sales during the year ended December 31, 2021 from the automotive and heavy-duty truck industries, respectively.
The loss of a portion of business to any of our major automotive or heavy-duty truck customers could continue to have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply these customers at current levels.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2021, our ten largest customers accounted for approximately 30% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
The raw materials used in our production processes and by our suppliers of component parts are subject to price and supply fluctuations that could continue to increase our costs of production and adversely affect our results of operations.
Our supply of raw materials for our Assembly Components and Engineered Products businesses could continue to be interrupted for a variety of reasons, including supply chain constraints and price increases, raw material price inflation, supplier delays that increase lead times and higher freight costs, among other factors, may continue to have an adverse effect on our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due various factors.
Our suppliers of component parts, particularly in our Supply Technologies business, may continue to significantly and quickly increase their prices in response to increases in costs of the raw materials, such as steel, that they use to manufacture our component parts. We may not be able to increase our prices commensurate with our increased costs. Consequently, our results of operations and financial condition may be materially adversely affected.
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
We are subject to the usual hazards associated with manufacturing and the related storage and transportation of raw materials, products and waste, including explosions, fires, leaks, discharges, inclement weather (including that caused by climate change), natural disasters, mechanical failure, unscheduled downtime and transportation interruption or calamities. The occurrence of material operating problems at our facilities may have a material adverse effect on our operations as a whole, both during and after the period of operational difficulties.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2021, we had goodwill of $106.0 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. Based on our 2021 annual impairment test, we determined that the fair value of our Aluminum Products reporting unit, which is included in our Assembly Components segment, did not exceed its carrying value as of the October 1, 2021 testing date. As such, we concluded that the goodwill of this reporting unit of $4.6 million was fully impaired as of that date. For additional information, see Note 6, Goodwill, to the consolidated financial statements included elsewhere herein.
Our business and operating results may be adversely affected by natural disasters, other catastrophic events or public health issues, all of which are beyond our control.
While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions and other conditions, including those that may be caused by climate change, such as hurricanes, tornadoes, and earthquakes; other natural disasters; or public health issues in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our business facilities, lack of adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, or delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.
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
As of December 31, 2021, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 2,000 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
Labor shortages could continue to adversely affect our business, results of operations and financial condition.
Labor shortages leading to higher labor costs, production inefficiencies and plant downtime have had and could continue to have an adverse effect on our business, results of operations and financial condition. In addition, we have seen a decline in the skilled labor applicant pool since the start of the COVID-19 pandemic and increased competition for skilled labor. In addition, labor disturbances affecting our customers could continue to impact our sales to certain key customers, particularly in the automotive and heavy-duty truck industries, which could continue to have an adverse effect on our business, results of operations and financial condition.
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

On January 31, 2020, the United Kingdom (“UK”) exited (“Brexit”) the European Union (“EU”). The transition period post-Brexit expired on December 31, 2020, and the UK and the EU entered into a free trade agreement that now governs the UK’s relationship with the EU. While the UK and the EU can generally continue to trade with each other without the imposition of tariffs for imports and exports, there are new customs requirements that require additional documentation and data, and there are also new controls on the movement and reporting of goods. Although we have not experienced any material disruption in our business as a result of Brexit, we do not know the extent to which Brexit and the free trade agreement will ultimately impact the business and regulatory environment in the UK, the rest of the EU or other countries, although it is possible there will be tighter controls and administrative requirements for imports and exports between the UK and the EU or other countries, as well as increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. For example, our business in the European Union or elsewhere may be impacted by an escalation of tensions between Russia and Ukraine and any economic or trade sanctions enacted to condemn or counteract any Russian aggression towards or invasion of Ukraine. Any such conflict may also impact our ability to secure raw materials and exacerbate the supply chain disruption we have experienced and further limit our ability to secure certain raw materials or services. Further military action or cyberattacks by Russia to counteract any sanctions may have an impact on demand for our goods and services and adversely impact our results of operation. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
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
We may be exposed to certain regulatory and financial risks related to climate change.
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows.
Risks Relating to Our Debt
Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.
As of December 31, 2021, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2022, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and could cause our interest expense to increase.

A portion of our borrowing capacity bears interest at a variable rate based on LIBOR. The ICE Benchmark Administration Limited (“ICE”) ceased calculating and publishing certain USD LIBOR tenors on December 31, 2021. ICE has also announced that it will cease calculating and publishing all USD LIBOR tenors on June 30, 2023.
At this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR or other benchmarks, including LIBOR-based borrowings under our revolving credit facility. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost effective basis.
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
As of December 31, 2021, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 29% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2021, our operations included numerous manufacturing and supply chain logistics services facilities located in 24 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.
The following table provides information relative to our principal facilities as of December 31, 2021.

Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Carnegie, PA	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Solon, OH	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Conneaut, OH	Leased/Owned	Manufacturing
	Acuna, Mexico	Leased	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Rootstown, OH	Owned	Manufacturing
	Wapakoneta, OH	Owned	Manufacturing
	Cleveland, OH	Leased	Manufacturing
	Angola, IN	Owned	Manufacturing
	Huntington, IN	Leased	Manufacturing
	Fremont, IN	Owned	Manufacturing
ENGINEERED	Cuyahoga Heights, OH	Owned	Manufacturing
PRODUCTS	Canton, OH (2)	Owned/Leased	Manufacturing
	Newport, AR	Owned	Manufacturing
	Warren, OH	Owned	Manufacturing
	Erie, PA	Owned	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Chennai, India	Owned	Manufacturing
	Cortland, OH	Owned	Office and Manufacturing
	Valencia, Spain	Owned	Manufacturing
(1)Each segment has other facilities, none of which is deemed to be a principal facility.

Item 3. Legal Proceedings
We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment, personal injury and environmental matters arising from the ordinary course of business. While any such claims, suits, investigations and proceedings involve an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened claims, suits, investigations and proceedings are not expected to have a material adverse effect on our financial condition, liquidity or results of operations.
In addition to the routine claims, suits, investigations and proceedings noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2021:
We were a co-defendant in approximately 106 cases asserting claims on behalf of approximately 169 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
The number of shareholders of record of our common stock as of February 28, 2022 was 382.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the year ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
October 1 — October 31, 2021	300	$25.13	—	444,424
November 1 — November 30, 2021	2,310	22.17	—	444,424
December 1 — December 31, 2021	16,952	21.26	—	444,424
Total	19,562	$21.43	—	444,424

(1)Consists of an aggregate total of 19,562 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.
(2)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock. The repurchase program has no expiration date.

Item 6. [Reserved]

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
COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it spread throughout the United States and other countries around the world.  The pandemic has negatively impacted several of the markets we serve, as well as contributed to a global semiconductor micro-chip shortage, raw material price inflation, higher labor costs and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs. In response to the ongoing COVID-19 pandemic, we continue to manage our operating costs, including through actions to reduce costs, including plant closure and consolidation, severance, and discretionary spending cuts, and we are taking aggressive actions to improve results in response to these macroeconomic conditions. We also continue to manage both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact and duration of the COVID-19 pandemic on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $202.6 million as of December 31, 2021, and the steps we have taken in both 2020 and 2021 to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

Subsequent Event
On January 28, 2022, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 25, 2022, to shareholders of record as of the close of business on February 11, 2022 and resulted in cash payments of $1.6 million.

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

2021 Compared with 2020 and 2020 Compared with 2019

				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,438.0	$1,295.2	$1,618.3	$142.8	11%	$(323.1)	(20)%
Cost of sales	1,281.9	1,126.6	1,358.0	155.3	14%	(231.4)	(17)%
Gross profit	156.1	168.6	260.3	(12.5)	(7)%	(91.7)	(35)%
Gross profit as a percentage of net sales	10.9%	13.0%	16.1%
Selling, general and administrative ("SG&A") expenses	178.3	152.9	177.2	25.4	17%	(24.3)	(14)%
SG&A expenses as a percentage of net sales	12.4%	11.8%	10.9%
Gain on sale of assets	(14.7)	—	—	(14.7)	*	—	*
Goodwill impairment	4.6	—	—	4.6	*	—	*
Operating (loss) income	(12.1)	15.7	83.1	(27.8)	(177)%	(67.4)	(81)%
Other components of pension income and other postretirement benefits expense, net	9.7	7.3	5.6	2.4	33%	1.7	30%
Interest expense, net	(30.1)	(30.3)	(33.8)	0.2	(1)%	3.5	(10)%
(Loss) income before income taxes	(32.5)	(7.3)	54.9	(25.2)	345%	(62.2)	(113)%
Income tax benefit (expense)	6.5	2.5	(15.2)	4.0	160%	17.7	(116)%
Net (loss) income	(26.0)	(4.8)	39.7	(21.2)	442%	(44.5)	(112)%
Net loss (income) attributable to noncontrolling interest	1.2	0.3	(1.1)	0.9	300%	1.4	(127)%
Net (loss) income attributable to ParkOhio common shareholders	$(24.8)	$(4.5)	$38.6	$(20.3)	451%	$(43.1)	(112)%
(Loss) earnings per common share attributable to ParkOhio common shareholders
Basic	$(2.07)	$(0.37)	$3.16	$(1.70)	459%	$(3.53)	(112)%
Diluted	$(2.07)	$(0.37)	$3.12	$(1.70)	459%	$(3.49)	(112)%
* Calculation not meaningful
2021 Compared with 2020
Net Sales

Net sales increased 11% to $1,438.0 million in 2021 compared to $1,295.2 million in 2020. This increase was primarily due to higher customer demand in our Supply Technologies and Assembly Components business segments, partially offset by lower demand in our Engineered Products segment.

The factors explaining the changes in segment net sales for the year ended December 31, 2021 compared to the year ended December 31, 2020 are contained in the “Segment Results” section below.
Cost of Sales & Gross Profit

Cost of sales increased 14% to $1,281.9 million in 2021 compared to $1,126.6 million in 2020. Gross margin decreased to 10.9% in 2021 compared to 13.0% in 2020. The increase in cost of sales and decrease in gross margin were due to the increase in net sales described above and to expenses of $15.7 million in 2021 related to plant closure and consolidation, severance and other actions to reduce costs. 2020 included expenses of $5.1 million related to plant closure and consolidation, severance and other actions to reduce costs.
SG&A Expenses

SG&A expenses increased to $178.3 million, or 12.4% of net sales, in 2020 from $152.9 million, or 11.8% of net sales, in 2020. In response to significantly lower demand levels caused by the COVID-19 pandemic in 2020, the Company took immediate actions in many of its operations to reduce costs, including workforce furloughs, permanent headcount reductions, salary and incentive compensation reductions, and cuts in discretionary spending. As demand levels increased in 2021, a portion of the SG&A expense reduction from 2020 was restored to meet the increasing demand. SG&A expenses in 2021 included $5.8 million of expenses related to plant closure and consolidation, severance and other costs, $1.9 million of legal settlement expense and $1.0 million of acquisition-related expenses.
Gain on Sale of Assets

During 2021, in connection with the plant closure and consolidation initiatives, the Company sold real estate within the Engineered Products segment for cash proceeds of $19.6 million, resulting in a gain of $14.2 million. In addition, in 2021, the Company sold real estate within the Assembly Components segment for cash proceeds of $0.7 million, resulting in a gain of $0.5 million.
Goodwill impairment
The Company recorded an impairment charge of $4.6 million in the fourth quarter of 2021 to write-off the full amount of goodwill of the Aluminum Products reporting unit, which is in the Assembly Components segment.
Other Components of Pension Income and Other Postretirement Benefits (“OPEB”) Expense, Net

Other components of pension income and OPEB expense, net was $9.7 million in 2021 compared to $7.3 million in 2020. The increase in 2021 was driven by higher returns on plan assets in 2021 compared to 2020.

Interest Expense, Net

Interest expense, net decreased to $30.1 million in 2021 compared to $30.3 million in 2020. The decrease was due to lower average interest rates offset by higher average outstanding borrowings in 2021 compared to 2020. Our average effective borrowing rate was 5.2% in 2021 compared to 5.4% in 2020.
Income Tax Benefit (Expense)

The provision for income taxes was a benefit of $6.5 million in 2021 (an effective rate of 20%) compared to $2.5 million in 2020 (an effective rate of 34%). The 2020 rate is higher due to U.S. tax loss planning and related net operating loss carrybacks to prior years under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020.

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

Supply Technologies Segment

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net sales	$619.5	$510.1	$611.5
Segment operating income	$42.8	$30.2	$42.0
Segment operating income margin	6.9%	5.9%	6.9%

2021 Compared to 2020

Net sales increased 21% in 2021 compared to 2020 due primarily to higher customer demand in most of the Company's end markets, with the biggest increases in heavy-duty truck, powersports, semiconductor, and agricultural and industrial equipment. As a result of the COVID-19 pandemic, customer demand in 2020 was down significantly in most of our key end markets.

Segment operating income increased by $12.6 million and segment operating income margin was up 100 basis points in 2021 compared to a year ago. These net increases were driven by the profit flow-through on higher sales, the impact of pricing initiatives and the impact of cost reduction actions. These positive factors were partially offset by higher freight costs in 2021 as a result of global supply chain constraints and a labor strike at a major truck assembly plant.

Assembly Components Segment

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net sales	$482.5	$441.5	$539.5
Segment operating (loss) income	$(26.4)	$8.1	$36.2
Segment operating (loss) income margin	(5.5)%	1.8%	6.7%

2021 Compared to 2020

Net sales increased 9% in 2021 compared to 2020 due primarily to the shut-down of North American automotive production in the second quarter of 2020 as a result of the COVID-19 pandemic, partially offset the impact of the global semiconductor micro-chip shortage, which negatively impacted net sales in 2021.

Segment operating income in 2021 period decreased by $34.5 million, and segment operating income margin decreased 730 basis points compared to 2020. The loss in 2021 was driven by the negative impacts of the global semiconductor micro-chip shortage; raw material price inflation; higher labor costs; production inefficiencies; and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs. In 2021, expenses incurred in connection with plant closure and consolidation, severance, a legal settlement and other costs were $9.7 million. The 2020 income included expenses related to plant closure and consolidation of $4.1 million.

Engineered Products Segment

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net sales	$336.0	$343.6	$467.3
Segment operating (loss) income	$(12.2)	$3.5	$37.7
Segment operating (loss) income margin	(3.6)%	1.0%	8.1%

2021 Compared to 2020

Net sales were 2% lower in 2021 compared to 2020. The decrease was due to lower demand in certain end markets in our forged and machined products business which continue to be slow to recover from the COVID-19 pandemic, partially offset by stronger demand in 2021 for our capital equipment products

Segment operating loss was $12.2 million in 2021 compared to segment operating income of $3.5 million in 2020. This decrease in profitability was due to expenses of $12.7 million related to plant closure and consolidation activities in 2021, lower sales levels, and manufacturing under-absorption of fixed costs at certain plants. Expenses related to plant closure and consolidation in 2020 were $2.2 million.

Liquidity and Capital Resources
The following table summarizes the major components of cash flows:

	2021	2020	2019
Cash (used) provided by:	(In millions)
Operating activities	$(43.3)	$69.3	$63.7
Investing activities	(16.2)	(24.9)	(48.2)
Financing activities	59.9	(47.3)	(15.3)
Effect of exchange rate on cash	(1.3)	1.9	0.1
(Decrease) increase in cash and cash equivalents	$(0.9)	$(1.0)	$0.3

Operating Activities

Cash generated by operating activities in 2021 was lower than in the prior year driven by higher working capital levels in the year ended December 31, 2021 compared to 2020. In 2021, working capital usage was $34.0 million, compared to working capital reduction in 2020 of $27.1 million. Higher inventories were the main driver of our higher working capital in 2021. In 2021, inventories increased by $71.2 million; this increase was driven by higher raw material prices, increased inventory levels in certain businesses and locations in response to global supply chain constraints, and inventory builds in connection with various facility consolidations.

Investing Activities

Capital expenditures were $31.1 million in 2021 and $26.3 million in 2020. These capital expenditures were primarily for growth initiatives, with the majority in our Assembly Components and Engineered Products segments. Capital expenditures in 2020 were lower than in the prior year, as we curtailed non-critical capital spending in response to the COVID-19 pandemic.

In 2021, we sold assets and received aggregate proceeds of $20.3 million. See Note 4 to the consolidated financial statements included elsewhere herein for additional information. Additionally, we spent $5.4 million on the acquisition of NYK Component Solutions Limited. See Note 5 to the consolidated financial statements included elsewhere herein for additional information.

Financing Activities
Cash provided by financing activities in 2021 included debt borrowings of $72.4 million, dividends of $7.0 million, payments of withholding taxes on share awards of $3.0 million and treasury share repurchases of $2.5 million.

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

Liquidity
Overall, we utilized our revolving credit facility to fund our higher working capital levels, our capital expenditures and our other financing activities described above. See Note 8 to the consolidated financial statements included elsewhere herein for further discussion of our financing arrangements.
The following table summarizes our indicators of liquidity:

	2021	2020
	(Dollars in millions)
Cash and cash equivalents	$54.1	$55.0
Gross debt (excluding unamortized debt issuance costs)	$606.1	$534.7
Working capital (excluding cash)	$372.4	$344.3
Net debt as a % of capitalization	60%	54%

Our liquidity needs are primarily for working capital and capital expenditures. Our primary sources of liquidity have been cash provided by operations, funds available from existing bank credit arrangements and the sale of our debt securities. Our existing financial resources, including working capital and available bank borrowing arrangements, and anticipated cash from operations are expected to be adequate to meet anticipated cash requirements for at least the next twelve months and for the foreseeable future thereafter, including but not limited to our ability to maintain current operations and fund capital expenditure requirements, service our debt and pay dividends.

As of December 31, 2021, we had $221.1 million outstanding under the revolving credit facility, and total liquidity of $202.6 million, which included cash and cash equivalents of $54.1 million and $148.5 million of unused borrowing availability and excluded $10.9 million of suppressed availability.

The Company had cash and cash equivalents held by foreign subsidiaries of $44.2 million at December 31, 2021 and $44.7 million at December 31, 2020. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Credit Agreement

Park-Ohio’s Seventh Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a revolving credit facility in the amount of $375.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. The Credit Agreement matures on November 16, 2024.

Finance Leases

On August 13, 2015, the Company entered into a Finance Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.5 million were borrowed under the Lease Agreement to acquire machinery and equipment as of December 31, 2021.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $46.875 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $46.875 million, our debt service coverage ratio must be greater than 1.0. At December 31, 2021, our calculated availability under the Credit Agreement was $138.8 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $46.875 million, we were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2021. While we expect to remain in compliance throughout 2022, declines in sales volumes in the future, including any declines caused by the COVID-19 pandemic, could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, including the decline caused by the COVID-19 pandemic, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $6.3 million during 2021. On January 28, 2022, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 25, 2022, to shareholders of record as of the close of business on February 11, 2022 and resulted in cash payments of $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 8 - Financing Arrangements, in Part II, Item 8 of this Annual Report, for more information regarding scheduled maturities of our long-term debt. See Note 12 - Lease Arrangements, in Part II, Item 8 of this Annual Report for additional information on leases. See Note 13 - Pension and Postretirement Benefits for additional information of future pension and postretirement benefit obligations.

Interest payable associated with our 6.625% Senior Notes due 2027 was $23.2 million due in the twelve months following December 31, 2021 and $99.5 million due thereafter.

As of December 31, 2021, our undiscounted purchase obligations were $234.3 million due in the next twelve months and $5.9 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

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
Allowance for Obsolete and Slow-Moving Inventory: Inventories are valued using first-in, first-out (“FIFO”) or the weighted-average inventory method; stated at the lower of cost or net realizable value; and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on allowances required.
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
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2021, 2020 and 2019, we performed quantitative testing for each reporting unit with a goodwill balance.

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
The results of testing as of October 1, 2021, 2020 and 2019 for all reporting units confirmed that the estimated fair values exceeded carrying values, and no impairment existed as of those dates, except for our Aluminum Products reporting unit as described below. Based on our 2021 annual impairment test, we determined that the fair value of our Aluminum Products reporting unit, which is included in our Assembly Components segment, did not exceed its carrying value as of the October 1, 2021 testing date. As such, we concluded that the full amount of goodwill of this reporting unit of $4.6 million was impaired as of that date. The Company's other reporting units with goodwill balances had fair values in excess of their carrying amounts by at least 15%.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2021, 2020 and 2019, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2021, 2020 and 2019 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 2.80% for 2021, compared with 2.40% in 2020. For the other postretirement benefit plan, the rate is 2.49% for 2021 and 1.95% for 2020. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.75% for 2021. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
Legal Contingencies: We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment, personal injury and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity, including, without limitation, supply chain issues such as the global semiconductor micro-chip shortage and logistic issues; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the evolving situation with Russia and Ukraine; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except to the extent required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. As of December 31, 2021, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $221.1 million at December 31, 2021. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.2 million for the year ended December 31, 2021.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Ohio Holdings Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Quantitative Impairment Assessment of Goodwill
Description of the matter How we addressed the matter in our audit
At December 31, 2021, the Company’s goodwill was $106.0 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level for impairment utilizing the income approach, which uses a discounted cash flow methodology to estimate the fair value of each reporting unit.

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
March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited Park Ohio Holdings Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Ohio Holdings Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NYK Component Solutions, which is included in the 2021 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2021 and less than 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NYK Component Solutions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2022

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54.1	$55.0
Accounts receivable, net	255.3	248.1
Inventories, net	382.9	310.9
Unbilled contract revenue	55.0	56.9
Other current assets	28.2	35.5
Total current assets	775.5	706.4
Property, plant and equipment, net	229.1	236.6
Operating lease right-of-use assets	63.4	68.6
Goodwill	106.0	110.9
Intangible assets, net	81.7	86.8
Pension assets	86.2	74.8
Other long-term assets	18.1	16.4
Total assets	$1,360.0	$1,300.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$194.0	$166.7
Current portion of long-term debt and short-term debt	10.7	11.6
Current portion of operating lease liabilities	12.8	12.9
Accrued employee compensation	28.0	28.1
Deferred revenue	51.7	37.4
Other accrued expenses	51.8	50.4
Total current liabilities	349.0	307.1
Long-term liabilities, less current portion:
Long-term debt	591.5	517.8
Long-term operating lease liabilities	50.7	56.7
Deferred income taxes	31.8	36.8
Other long-term liabilities	12.2	24.2
Total long-term liabilities	686.2	635.5
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 16,339,722 shares in 2021 and 16,148,791 in 2020	16.3	16.1
Additional paid-in capital	142.9	135.5
Retained earnings	259.4	290.5
Treasury stock, at cost, 3,751,993 shares in 2021 and 3,560,010 shares in 2020	(85.3)	(79.8)
Accumulated other comprehensive loss	(19.2)	(18.1)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	314.1	344.2
Noncontrolling interests	10.7	13.7
Total equity	324.8	357.9
Total liabilities and shareholders' equity	$1,360.0	$1,300.5
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Net sales	$1,438.0	$1,295.2	$1,618.3
Cost of sales	1,281.9	1,126.6	1,358.0
Gross profit	156.1	168.6	260.3
Selling, general and administrative expenses	178.3	152.9	177.2
Gain on sale of assets	(14.7)	—	—
Goodwill impairment	4.6	—	—
Operating (loss) income	(12.1)	15.7	83.1
Other components of pension income and other postretirement benefits expense, net	9.7	7.3	5.6
Interest expense, net	(30.1)	(30.3)	(33.8)
(Loss) income before income taxes	(32.5)	(7.3)	54.9
Income tax benefit (expense)	6.5	2.5	(15.2)
Net (loss) income	(26.0)	(4.8)	39.7
Net loss (income) attributable to noncontrolling interest	1.2	0.3	(1.1)
Net (loss) income attributable to ParkOhio common shareholders	$(24.8)	$(4.5)	$38.6

(Loss) earnings per common share attributable to ParkOhio common shareholders:
Basic	$(2.07)	$(0.37)	$3.16
Diluted	$(2.07)	$(0.37)	$3.12
Weighted-average shares used to compute (loss) earnings per share:
Basic	12.0	12.1	12.2
Diluted	12.0	12.1	12.4
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net (loss) income	$(26.0)	$(4.8)	$39.7
Other comprehensive (loss) income:
Currency translation	(10.0)	14.1	(1.1)
Pensions and other postretirement benefits, net of tax	8.9	4.8	5.0
Total other comprehensive (loss) income	(1.1)	18.9	3.9
Total comprehensive (loss) income, net of tax	(27.1)	14.1	43.6
Comprehensive loss (income) attributable to noncontrolling interest	1.2	0.3	(1.1)
Comprehensive (loss) income attributable to ParkOhio common shareholders	$(25.9)	$14.4	$42.5
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2019	15,555,275	$15.6	$125.7	$265.9	$(67.3)	$(40.9)	$13.6	$312.6
Comprehensive income	—	—	—	38.6	—	3.9	1.1	43.6
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Restricted stock awards issued(1)	266,123	0.2	(0.1)	—	—	—	—	0.1
Restricted stock cancelled	(115,000)	(0.1)	0.1	—	—	—	—	—
Dividends	—	—	—	(6.3)	—	—	(0.7)	(7.0)
Purchase of treasury stock (111,754 shares)	—	—	—	—	(3.8)	—	—	(3.8)
Balance at December 31, 2019	15,706,398	15.7	129.8	298.2	(71.1)	(37.0)	14.0	349.6
Comprehensive (loss) income	—	—	—	(4.5)	—	18.9	(0.3)	14.1
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Restricted stock awards issued	447,393	0.4	(0.4)	—	—	—	—	—
Restricted stock cancelled	(5,000)	—	—	—	—	—	—	—
Dividends	—	—	—	(3.2)	—	—	—	(3.2)
Purchase of treasury stock (519,387 shares)	—	—	—	—	(8.7)	—	—	(8.7)
Balance at December 31, 2020	16,148,791	16.1	135.5	290.5	(79.8)	(18.1)	13.7	357.9
Comprehensive (loss) income	—	—	—	(24.8)	—	(1.1)	(1.2)	(27.1)
Stock-based compensation	—	—	6.5	—	—	—	—	6.5
Restricted stock awards issued	202,848	0.2	(0.2)	—	—	—	—	—
Restricted stock cancelled	(11,917)	—	—	—	—	—	—	—
Dividends	—	—	—	(6.3)	—	—	(0.7)	(7.0)
Purchase of treasury stock (191,983)	—	—	—	—	(5.5)	—	—	(5.5)
Increase in Park-Ohio ownership interest	—	—	1.1	—	—	—	(1.1)	—
Balance at December 31, 2021	16,339,722	$16.3	$142.9	$259.4	$(85.3)	$(19.2)	$10.7	$324.8

(1) - Includes 52,173 restricted share units converted to common stock.

	Year Ended December 31,
	2021	2020	2019
Cash dividends per common share	$0.50	$0.25	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES	(In millions)
Net (loss) income	$(26.0)	$(4.8)	$39.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38.7	35.8	34.2
Stock-based compensation	6.5	6.1	4.1
Gain on sale of assets	(14.7)	—	—
Goodwill impairment	4.6	—	—
Deferred income taxes	(9.3)	6.2	1.4
Changes in operating assets and liabilities:
Accounts receivable	(8.4)	16.7	6.5
Inventories	(71.2)	18.5	(7.2)
Prepaid and other current assets	2.5	(8.2)	3.5
Accounts payable and accrued expenses	43.1	0.1	(14.1)
Other	(9.1)	(1.1)	(4.4)
Net cash (used) provided by operating activities	(43.3)	69.3	63.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31.1)	(26.3)	(40.1)
Proceeds from sale of assets	20.3	1.4	—
Business acquisitions, net of cash acquired	(5.4)	—	(8.1)
Net cash used by investing activities	(16.2)	(24.9)	(48.2)
FINANCING ACTIVITIES
Proceeds from (payments on) revolving credit facility, net	77.6	(29.3)	7.8
Payments on term loans and other debt	(6.3)	(13.0)	(10.3)
Proceeds from other long-term debt	2.3	5.5	1.4
(Payments on) proceeds from finance lease facilities, net	(1.2)	1.4	(3.4)
Dividends	(7.0)	(3.2)	(7.0)
Purchases of treasury stock	(2.5)	(7.5)	(0.9)
Payments of withholding taxes on stock awards	(3.0)	(1.2)	(2.9)
Net cash provided (used) by financing activities	59.9	(47.3)	(15.3)
Effect of exchange rate changes on cash	(1.3)	1.9	0.1
Decrease in cash and cash equivalents	(0.9)	(1.0)	0.3
Cash and cash equivalents at beginning of year	55.0	56.0	55.7
Cash and cash equivalents at end of year	$54.1	$55.0	$56.0
Income taxes (received) paid, net	$(1.0)	$5.5	$12.3
Interest paid	$28.8	$28.3	$31.5
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
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts was $6.7 million and $5.5 million at December 31, 2021 and 2020, respectively. The Company’s policy is to measure expected credit losses on accounts receivable based on historical experience, current conditions and reasonable forecasts. During 2021 and 2020, we sold, without recourse, $102.3 million and $74.1 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $0.4 million in both 2021 and 2020 related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Operations.
Inventories:    Inventories are valued using first-in, first-out (“FIFO”) or the weighted-average inventory method and stated at the lower of cost or net realizable value.

Major Classes of Inventories	December 31, 2021	December 31, 2020
Raw materials and supplies	$114.2	$93.8
Work in process	49.6	44.0
Finished goods	219.1	173.1
Inventories, net	$382.9	$310.9

Other Inventory Items
Inventory reserves	$(39.5)	$(39.3)
Consigned inventory	$10.6	$13.4
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes property, plant and equipment:

	December 31, 2021	December 31, 2020
Land and land improvements	$11.2	$12.7
Buildings	78.5	87.8
Machinery and equipment	451.9	440.1
Leased property under finance leases	46.2	44.8
Total property, plant and equipment	587.8	585.4
Less: Accumulated depreciation	358.7	348.8
Property, plant and equipment, net	$229.1	$236.6

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$31.8	$29.6	$27.7
Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,
“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets of each reporting unit, including goodwill and intangible assets, compared to its fair value. Our reporting units have been identified one level below the operating segment level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment, except for the full write-off of the $4.6 million of goodwill in our Aluminum Products reporting unit. To determine fair value for goodwill testing purposes, the Company uses an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital. To determine fair value for indefinite-lived intangibles testing, the Company uses a relief-of-royalty method.

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
Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 8)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximate fair value at December 31, 2021 and December 31, 2020 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 8 and Note 13, respectively.
The Company has not changed its valuation techniques for measuring fair value during 2021, and there were no transfers between levels during the periods presented.
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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current period expense. The impact of GILTI at December 31, 2021 and 2020 was an increase in tax expense of $1.8 million in both periods.
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
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, current conditions and reasonable forecasts. As of December 31, 2021, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $50.3 million, which represented approximately 20% of the Company’s trade accounts receivable. During 2021, sales to these customers amounted to approximately $241.5 million, which represented approximately 17% of the Company’s net sales.
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
Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$6.4	$6.4	$6.2
Claims paid during the year	(1.9)	(2.5)	(4.1)
Warranty expense	2.7	2.5	4.3
Balance at December 31	$7.2	$6.4	$6.4
Weighted-Average Number of Shares Used in Computing (Loss) Earnings Per Share: The following table sets forth the weighted-average number of shares used in the computation of (loss) earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(In whole shares)
Weighted average basic shares outstanding	12,007,000	12,061,419	12,225,481
Dilutive impact of employee stock awards	—	—	153,608
Weighted average diluted shares outstanding	12,007,000	12,061,419	12,379,089
Outstanding stock awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. Because the Company was in a loss position for the years ended December 31, 2021 and 2020, all common shares outstanding are anti-dilutive. For the years ended December 31, 2021, 2020 and 2019, the anti-dilutive shares were 0.6 million, 0.6 million and 0.1 million respectively.

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 14% of the Company's total consolidated sales for the year ended December 31, 2021. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $51.7 million and $37.4 million at December 31, 2021 and December 31, 2020, respectively, are recorded as Deferred revenue in the Consolidated Balance Sheets.

For over time arrangements, contract assets relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $55.0 million and $56.9 million at December 31, 2021 and December 31, 2020, respectively, are recorded as Unbilled contract revenue in the Consolidated Balance Sheets.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2021	2020	2019
PRODUCT LINE
Supply Technologies	$539.5	$444.8	$532.9
Engineered specialty fasteners and other products	80.0	65.3	78.6
Supply Technologies Segment	619.5	510.1	611.5

Fuel, rubber and plastic products	321.5	298.4	353.8
Aluminum products	161.0	143.1	185.7
Assembly Components Segment	482.5	441.5	539.5

Industrial equipment	247.0	238.2	323.8
Forged and machined products	89.0	105.4	143.5
Engineered Products Segment	336.0	343.6	467.3

Total revenues	$1,438.0	$1,295.2	$1,618.3

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2021
GEOGRAPHIC REGION
United States	$370.3	$319.7	$173.3	$863.3
Europe	114.0	14.5	64.5	193.0
Asia	58.1	26.2	51.8	136.1
Mexico	62.4	59.4	17.6	139.4
Canada	11.5	61.2	18.7	91.4
Other	3.2	1.5	10.1	14.8
Total	$619.5	$482.5	$336.0	$1,438.0

Year Ended December 31, 2020
GEOGRAPHIC REGION
United States	$314.0	$302.3	$179.1	$795.4
Europe	83.8	13.2	64.5	161.5
Asia	43.3	29.6	59.3	132.2
Mexico	55.4	35.9	9.8	101.1
Canada	9.8	59.1	19.2	88.1
Other	3.8	1.4	11.7	16.9
Total	$510.1	$441.5	$343.6	$1,295.2

Year Ended December 31, 2019
GEOGRAPHIC REGION
United States	$404.5	$388.1	$271.3	$1,063.9
Europe	98.0	14.6	80.2	192.8
Asia	40.3	21.4	66.2	127.9
Mexico	54.7	37.3	13.8	105.8
Canada	12.2	76.7	23.9	112.8
Other	1.8	1.4	11.9	15.1
Total	$611.5	$539.5	$467.3	$1,618.3

NOTE 3 — Segments
The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating (loss) income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating (loss) income reconciles to consolidated (loss) income before income taxes by deducting corporate costs, certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits (“OPEB”) expense, net; and interest expense, net.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results by business segment were as follows:

	Year Ended December 31,
	2021	2020	2019
Net sales:
Supply Technologies	$619.5	$510.1	$611.5
Assembly Components	482.5	441.5	539.5
Engineered Products	336.0	343.6	467.3
	$1,438.0	$1,295.2	$1,618.3
Segment operating (loss) income:
Supply Technologies	$42.8	$30.2	$42.0
Assembly Components	(26.4)	8.1	36.2
Engineered Products	(12.2)	3.5	37.7
Total segment operating income	4.2	41.8	115.9
Corporate costs	(26.4)	(26.1)	(28.5)
Gain on sale of assets(1)	14.7	—	—
Goodwill impairment(2)	(4.6)	—	—
One-time net expense related to former President	—	—	(4.3)
Operating (loss) income	(12.1)	15.7	83.1
Other components of pension income and other postretirement benefits expense, net	9.7	7.3	5.6
Interest expense, net	(30.1)	(30.3)	(33.8)
(Loss) income before income taxes	$(32.5)	$(7.3)	$54.9
(1) Gain on sale of assets was primarily due to the sale of real estate, for which the Company received cash proceeds of $19.6 million, in connection with the restructuring of the forged and machined products operating unit, which is included in the Engineered Products segment.
(2) The Company wrote-off the full amount of $4.6 million of goodwill in the Aluminum Products operating unit, which is included in the Assembly Components segment.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2021	2020	2019
Capital expenditures:
Supply Technologies	$4.1	$6.5	$6.1
Assembly Components	16.4	13.1	19.5
Engineered Products	10.4	6.5	14.3
Corporate	0.2	0.2	0.2
	$31.1	$26.3	$40.1
Depreciation and amortization expense:
Supply Technologies	$5.5	$5.1	$4.8
Assembly Components	22.6	20.7	20.1
Engineered Products	10.2	9.6	8.8
Corporate	0.4	0.4	0.5
	$38.7	$35.8	$34.2
Identifiable assets:
Supply Technologies	$398.5	$347.6	$355.9
Assembly Components	432.7	401.1	413.4
Engineered Products	414.9	439.7	455.1
Corporate	113.9	112.1	86.0
	$1,360.0	$1,300.5	$1,310.4
At December 31, 2021, 2020 and 2019, approximately 71%, 70% and 71%, respectively, of the Company’s assets were located in the United States.
NOTE 4 — Plant Closure and Consolidation

During 2021, the Company recorded expenses totaling $6.1 million in its Assembly Components segment. These expenses were recorded in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, to relocate certain production to lower-cost facilities with open capacity, and to complete other cost-reduction actions in this segment. The expenses included facility-related costs of $5.5 million, which were included in cost of sales in the Consolidated Statements of Operations. During 2021, expenses also included severance and other costs of $0.6 million, which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. In connection with these actions, real estate was sold, resulting in a gain $0.5 million.

During 2021, the Company recorded expenses totaling $11.7 million in its Engineered Products segment. These expenses were recorded in connection with actions taken to close and consolidate multiple locations, and to complete other cost-reduction actions in this segment. The expenses included facility-related costs of $9.2 million, which were included in cost of sales in the Consolidated Statements of Operations. During 2021, expenses also included severance and other costs of $2.5 million, which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

During 2021, in connection with the plant closure and consolidation activities in its Engineered Products segment, the Company committed to a plan to sell real estate at two operating locations. During the fourth quarter of 2021, the Company sold one property for $19.6 million in cash proceeds and recorded a gain on the sale of $14.2 million. The Company determined that the remaining asset continues to meet the criteria to be classified as held for sale as of December 31, 2021 and, therefore, the carrying value is included in assets held for sale and presented in Prepaid and other current assets in the Consolidated Balance Sheet at December 31, 2021. The Company believes that the fair value less costs to sell of this asset exceeds its respective carrying value.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2020, the Company recorded expenses totaling $4.1 million in its Assembly Components segment in connection with commencement of actions to close and consolidate its extrusion operations in Tennessee and its fuel operations in Shanghai, China, and to complete other cost-reduction actions in this segment. The expenses, which are included in Cost of sales in the Consolidated Statements of Operations, are comprised of severance and related employee costs of $1.4 million, asset impairment of $0.5 million, and other facility costs of $2.2 million.

In the Engineered Products segment, the Company recorded expenses in 2020 related to plant closure and consolidation, of which $1.0 million is included in Cost of sales in the Consolidated Statements of Operations and $1.2 million is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 — Acquisitions

On April 1, 2021, the Company acquired NYK Component Solutions Limited (“NYK”). NYK, which is included in our Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

At closing, the Company paid $5.4 million in cash, net of cash acquired. In addition, the purchase agreement stipulates potential contingent consideration of up to an additional $2.1 million based on two-year cumulative earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration at the acquisition date was determined to be $1.2 million, valued using level 3 inputs. During 2021, the Company recorded expense of $0.7 million to increase the estimated contingent consideration liability to $1.9 million as of December 31, 2021.

The allocation of the purchase price of NYK was finalized in 2021 and is summarized as follows:

(In millions)
Accounts receivable	$1.0
Inventories	2.2
Accounts payable and accrued expenses	(1.0)
Property, plant and equipment	0.1
Other, net	0.1
Intangible assets	3.6
Goodwill	1.5
Deferred income tax liability	(0.9)
Total purchase price (including the estimated contingent consideration of $1.2 million at the date of acquisition)	$6.6

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for $8.1 million in cash, plus up to an additional $1.0 million based on cumulative earnings of EP over two-years. EP, which is included in the Company's Engineered Products segment, is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail. During 2021, the Company determined that no contingent consideration was payable to the seller of EP based on the actual cumulative earnings of EP.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2020	$14.6	$56.0	$37.8	$108.4
Foreign currency translation	0.5	0.1	1.9	2.5
Balance at December 31, 2020	15.1	56.1	39.7	110.9
Acquisition	1.5	—	—	1.5
Goodwill impairment	—	(4.6)	—	(4.6)
Foreign currency translation	(0.3)	—	(1.5)	(1.8)
Balance at December 31, 2021	$16.3	$51.5	$38.2	$106.0
Upon completion of goodwill impairment testing in the fourth quarter of 2021, the Company determined that the fair value of its Aluminum Products reporting unit, which is included in the Assembly Components segment, was lower than its carrying amount. As a result, the Company recorded an impairment charge of $4.6 million in the fourth quarter of 2021 to write-off the full amount of goodwill of the Aluminum Products reporting unit. The Company's other reporting units with goodwill balances had fair values in excess of their carrying amounts by at least 15%.

NOTE 7 — Other Intangible Assets

	December 31, 2021				December 31, 2020
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	9.3	$90.4	$50.0	$40.4	$87.5	$44.5	$43.0
Indefinite-lived tradenames	*	24.7	*	24.7	25.2	*	25.2
Technology	13.5	23.1	7.6	15.5	23.7	6.4	17.3
Other	5.8	4.9	3.8	1.1	4.9	3.6	1.3
Total		$143.1	$61.4	$81.7	$141.3	$54.5	$86.8

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets as follows:

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$6.9	$6.2	$6.5

We estimate amortization expense for the five years subsequent to 2021 as follows:

2022	$6.5
2023	$6.4
2024	$6.3
2025	$6.3
2026	$5.9

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — Financing Arrangements
Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2021	December 31, 2021	December 31, 2020
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.30%	221.1	143.7
Finance leases	Various	Various	17.5	18.7
Other	Various	Various	17.5	22.3
Total debt			606.1	534.7
Less: Current portion of long-term debt and short-term debt			(10.7)	(11.6)
Less: Unamortized debt issuance costs			(3.9)	(5.3)
Total long-term debt, net			$591.5	$517.8

Park-Ohio’s Seventh Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a revolving credit facility in the amount of $375.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. The Credit Agreement matures on November 16, 2024. As of December 31, 2021, we had borrowing availability of $138.8 million under the Credit Agreement.

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
On August 13, 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.5 million were borrowed under the Lease Agreement as of December 31, 2021 to acquire machinery and equipment. See Note 12 for additional disclosures about finance leases.
On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $5.8 million under this agreement as of December 31, 2021.
The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2021 and 2020. The fair value was estimated using quoted market prices.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021	December 31, 2020
Carrying amount	$350.0	$350.0
Fair value	$337.6	$361.8
Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2021 are as follows:

2022	$3.8
2023	$4.4
2024	$224.1
2025	$2.5
2026	$1.4
Foreign subsidiaries of the Company had $9.8 million of borrowings at December 31, 2021 and $13.0 million at December 31, 2020.
We had outstanding bank guarantees and letters of credit of approximately $39.7 million at December 31, 2021 and $34.9 million at December 31, 2020 under our credit arrangements.
The weighted average interest rate on all debt was approximately 5.2% in 2021, 5.4% in 2020 and 5.8% in 2019.
NOTE 9 — Income Taxes
(Loss) income before income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$(58.2)	$(27.7)	$26.2
Outside the United States	25.7	20.4	28.7
	$(32.5)	$(7.3)	$54.9
Income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current (benefit) expense:
Federal	$(6.9)	$(16.5)	$5.9
State	0.3	0.4	0.7
Foreign	9.4	7.4	7.2
	2.8	(8.7)	13.8
Deferred expense (benefit):
Federal	(9.2)	6.7	1.8
State	(0.8)	(0.2)	(0.2)
Foreign	0.7	(0.3)	(0.2)
	(9.3)	6.2	1.4
Income tax (benefit) expense	$(6.5)	$(2.5)	$15.2

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

A reconciliation of income tax (benefit) expense computed by applying the statutory federal income tax rate to income tax expense as recorded is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit) expense at U.S. statutory rate	$(6.8)	$(1.5)	$11.5
Effect of state income taxes, net	(0.5)	(0.3)	0.3
Effect of foreign operations	1.9	1.5	1.9
Valuation allowance	(0.1)	0.6	0.6
Uncertain tax positions	(0.3)	(1.0)	0.1
Non-deductible items	1.3	1.5	2.5
Equity compensation	0.6	0.6	—
CARES Act NOL carryback	(3.1)	(5.3)	—
Foreign tax credit	(0.7)	(0.8)	(1.7)
Other tax credits	(0.6)	(0.3)	(0.8)
GILTI	1.8	1.8	1.9
FDII	—	—	(0.8)
Other, net	—	0.7	(0.3)
Income tax (benefit) expense as recorded	$(6.5)	$(2.5)	$15.2

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
Deferred income tax assets:
Postretirement benefit obligation	$0.5	$1.7
Inventory	8.4	0.8
Net operating loss and credit carryforwards	15.4	16.4
Operating lease liabilities	14.1	15.4
Compensation	3.4	3.9
Disallowed interest	4.9	—
Other	5.1	6.4
Total deferred income tax assets	51.8	44.6
Deferred income tax liabilities:
Depreciation and amortization	20.6	20.1
Pension	18.8	16.3
Intangible assets	17.3	16.8
Lease right-of-use assets	14.0	15.2
Other	2.0	3.0
Total deferred income tax liabilities	72.7	71.4
Net deferred income tax liabilities prior to valuation allowances	(20.9)	(26.8)
Valuation allowances	(6.1)	(6.2)
Net deferred income tax liability	$(27.0)	$(33.0)
At December 31, 2021, the Company has U.S., state and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $34.3 million, of which $14.5 million expires between 2022 and 2041 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $3.2 million that expires between 2022 and 2041. The Company also has a non-consolidated U.S. net operating loss carryforward of $1.5 million that expires between 2034 and 2037. The foreign tax credit carryforward is $0.2 million and expires between 2029 and 2031.

As of December 31, 2021 and 2020, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Unrecognized Tax Benefit — January 1	$2.1	$3.7	$0.9
Gross Increases to Tax Positions Related to Current Year	—	—	0.5
Gross Increases to Tax Positions Related to Prior Years	—	0.1	2.6
Gross Decreases to Tax Positions Related to Prior Years	—	(0.5)	—
Gross Decreases related to settlements with taxing authorities	(0.1)	—	—
Expiration of Statute of Limitations	(1.0)	(1.2)	(0.3)
Unrecognized Tax Benefit — December 31	$1.0	$2.1	$3.7

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.1 million at December 31, 2021 and $0.2 million at December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021 and 2020, the Company recognized a tax benefit of approximately $0.1 million in both periods in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.1 million and $0.2 million for the payment of interest and penalties accrued at December 31, 2021 and 2020, respectively. It is reasonably possible that, within the next twelve months, the amount of gross unrecognized tax benefits could be reduced by approximately $0.4 million as a result of the closure of tax statutes related to existing uncertain tax positions.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2015 through 2021 remain open for examination by the Internal Revenue Service and 2015 through 2021 remain open for examination by various state and foreign taxing authorities.
As of December 31, 2021, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $239.6 million. Because $135.9 million of such earnings have previously been subject to the one-time transition taxes required by the U.S. Tax Cuts and Jobs Act (the “TCJA”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
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
A summary of time-based and performance-based activity for the year ended December 31, 2021 is as follows:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	741,006	$22.02	50,000	$32.55
Granted(a)	207,753	32.41	—	—
Vested	(281,749)	23.74	—	—
Cancelled or expired	(11,917)	19.86	—	—
Outstanding — end of year	655,093	$24.62	50,000	$32.55
(a) Included in the granted amount are 4,905 restricted share units.
The Company recognized compensation expense of $6.5 million, $6.1 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, relating to time-based awards and performance-based awards. The amount in 2019 is net of $1.7 million of forfeitures related to the departure of the Company’s former President, Chairman and Chief Executive Officer.
The 50,000 share performance-based award in 2019 relates to a five-year cumulative profit target through 2023. Through December 31, 2021, no compensation expense was recognized as achievement of the performance target is deemed not probable.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2021, 2020 and 2019 was $6.7 million, $6.4 million and $8.0 million, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2021, the Company had unrecognized compensation expense of $10.1 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.9 years.
NOTE 11 — Commitments and Contingencies

The Company is subject to a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment, personal injury and environmental matters arising from the ordinary course of business. The Company records a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Although it is not possible to predict with certainty the ultimate outcome or cost of these matters, the Company believes they will not have a material adverse effect on our consolidated financial statements.

Our subsidiaries are involved in a number of contractual and warranty-related disputes. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

In addition to the routine claims, suits, investigations and proceedings and asserted claims noted above, we are also a co-defendant in approximately 106 cases asserting claims on behalf of approximately 169 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

During 2021, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $11.8 million.

Balance Sheet as of December 31, 2021 and 2020

	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$63.4	$68.6
Finance lease assets	Property, plant and equipment, net	26.3	28.2
Total lease assets		$89.7	$96.8

Liabilities
Current
Operating	Current portion of operating lease liabilities	$12.8	$12.9
Finance	Current portion of long-term debt and short-term debt	6.9	7.1
Noncurrent
Operating	Long-term operating lease liabilities	50.7	56.7
Finance	Long-term debt	10.6	11.6
Total lease liabilities		$81.0	$88.3

Weighted-average remaining lease term (in years)
Operating leases		6.3	6.5
Finance leases		3.7	4.1
Weighted-average discount rate
Operating leases		5.3%	5.4%
Finance leases		4.0%	4.1%

Lease Expense for 2021, 2020 and 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

	2021	2020	2019
Finance lease expense
Amortization of right-of-use assets	$3.3	$4.6	$3.7
Interest on lease liabilities	0.7	0.5	0.7
Operating lease expense	17.3	16.9	17.4
Other lease expense(1)	7.9	6.4	6.3
Total lease expense	$29.2	$28.4	$28.1

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Cash Flow Information for 2021, 2020 and 2019

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021	2020	2019
Amounts included in the Consolidated Statements of Cash Flows:
Operating cash outflows for operating leases	$(17.1)	$(16.8)	$(17.2)
Operating cash outflows for finance leases	$(0.7)	$(0.5)	$(0.7)
Financing cash (outflows) inflows for finance leases	$(1.2)	$1.4	$(3.4)

Maturities of Lease Liabilities as of December 31, 2021, were as follows:

	Operating Leases	Finance Leases
2022	$15.7	$6.4
2023	13.8	5.7
2024	11.4	3.8
2025	9.0	2.0
2026	6.8	0.9
Thereafter	18.0	0.6
Total lease payments	74.7	19.4
Less: amount of lease payments representing interest	(11.2)	(1.9)
Total present value of future lease payments	$63.5	$17.5

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.5 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2021 and 2020:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$86.5	$79.4	$7.9	$8.0
Service cost	4.2	4.1	—	—
Interest cost	1.4	2.1	0.1	0.2
Actuarial (gains) losses	(2.5)	6.6	(0.5)	0.6
Benefits and expenses paid	(5.9)	(5.7)	(0.6)	(0.9)
Benefit obligation at end of year	$83.7	$86.5	$6.9	$7.9
Change in plan assets
Fair value of plan assets at beginning of year	$161.3	$144.4	$—	$—
Actual return on plan assets	19.6	23.2	—	—
Company contributions	—	—	5.1	0.9
Cash transfer to fund postretirement benefit payments	(5.1)	(0.6)	—	—
Benefits and expenses paid	(5.9)	(5.7)	(0.6)	(0.9)
Fair value of plan assets at end of year	$169.9	$161.3	$4.5	$—
Funded (underfunded) status of the plans	$86.2	$74.8	$(2.4)	$(7.9)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Pension assets	$86.2	$74.8	$—	$—
Other current liabilities	—	—	0.1	0.8
Other long-term liabilities	—	—	2.3	7.1
	$86.2	$74.8	$2.4	$7.9
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$10.8	$21.3	$2.2	$3.0
Net prior service cost	0.2	0.2	—	—
Accumulated other comprehensive loss	$11.0	$21.5	$2.2	$3.0
The pension plan weighted-average asset allocation at December 31, 2021 and 2020 and target allocation for 2022 are as follows:

		Plan Assets
	Target 2022	2021	2020
Asset Category
Equity securities	45-75%	61.0%	61.5%
Debt securities	15-35%	17.0%	20.0%
Other	0-25%	22.0%	18.5%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021		2020
	Level 1	Total	Level 1	Total
Common stock	$32.4	$32.4	$30.7	$30.7
Equity securities	65.3	65.3	63.1	63.1
Foreign stock	7.8	7.8	6.8	6.8
U.S. Government obligations	8.9	8.9	8.5	8.5
Fixed income securities	6.4	6.4	6.4	6.4
Corporate bonds	14.9	14.9	16.0	16.0
Cash and cash equivalents	6.8	6.8	5.9	5.9
Total	$142.5		$137.4
Investments measured at net asset value:
Common collective trusts		5.8		3.2
Hedge funds		26.1		20.7
Multi-year 420 transfer		(4.5)		—
Total assets at fair value		$169.9		$161.3

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Assumptions used to determine benefit obligation at year-end
Discount rate	2.80%	2.40%	3.22%	2.49%	1.95%	2.94%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.25%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2028	2028	2025
Assumptions used to determine expense
Discount rate for benefit obligations	2.40%	3.22%	4.11%	2.04%	2.95%	4.06%
Discount rate for service costs	2.47%	3.25%	4.14%	2.44%	3.29%	4.34%
Discount rate for interest costs	1.66%	2.76%	3.72%	1.33%	2.56%	3.72%
Expected return on plan assets	7.75%	7.75%	8.25%	7.75%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.25%	6.25%	6.50%
Medical drug benefits rate increase	N/A	N/A	N/A	6.25%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2028	2028	2025
In determining its expected return on plan assets assumption for the year ended December 31, 2021, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost
Service costs	$4.2	$4.1	$3.8	$—	$—	$—
Interest costs	1.4	2.1	2.6	0.1	0.2	0.3
Expected return on plan assets	(12.3)	(11.7)	(10.9)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	(0.1)
Recognized net actuarial loss	0.8	1.9	2.2	0.3	0.2	0.3
Benefit (income) costs	$(5.9)	$(3.6)	$(2.3)	$0.4	$0.4	$0.5
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss (“AOCI”)
AOCI at beginning of year	$21.5	$28.3	$35.0	$3.0	$2.6	$2.3
Net (loss) gain arising during the year	(0.8)	(1.8)	(2.2)	(0.3)	(0.2)	(0.3)
Recognition of prior service credit	—	—	—	—	—	0.1
Recognition of actuarial (loss) gain	(9.8)	(5.0)	(4.5)	(0.5)	0.6	0.5
Total recognized in accumulated other comprehensive loss at end of year	$10.9	$21.5	$28.3	$2.2	$3.0	$2.6

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2022	$6.2	$0.8	$0.1	$0.7
2023	6.4	0.8	0.1	0.7
2024	6.5	0.8	0.1	0.7
2025	6.5	0.7	0.1	0.6
2026	6.6	0.7	0.1	0.6
2027 to 2031	31.8	2.6	0.2	2.4

The Company expects to make no contributions to its defined benefit plans in 2022 and beyond, as pension benefits are expected to be paid out of plan assets and postretirement benefits are paid directly by the Company.
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Former CEO was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit of up to $0.4 million upon the Former CEO’s termination of employment with the Company. The Former CEO is fully vested in the SERP, which has a balance of $2.2 million as of December 31, 2021.

NOTE 14 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2019	$(21.3)	$(19.6)	$(40.9)
Currency translation	(1.1)	—	(1.1)
Pension and OPEB activity, net of tax	—	5.0	5.0
Balance at December 31, 2019	(22.4)	(14.6)	(37.0)
Currency translation	14.1	—	14.1
Pension and OPEB activity, net of tax	—	4.8	4.8
Balance at December 31, 2020	(8.3)	(9.8)	(18.1)
Currency translation	(10.0)	—	(10.0)
Pension and OPEB activity, net of tax	—	8.9	8.9
Balance at December 31, 2021	$(18.3)	$(0.9)	$(19.2)
No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

NOTE 15 — Subsequent Event

On January 28, 2022, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 25, 2022, to shareholders of record as of the close of business on February 11, 2022 and resulted in cash payments of $1.6 million.

Supplementary Financial Data

Schedule II

PARK-OHIO HOLDINGS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2021:
Allowances deducted from assets:
Trade receivable allowances	$5.5	4.1	(2.9)	(A)	$6.7
Inventory reserves	39.3	14.2	(14.0)	(B)	39.5
Tax valuation allowances	6.5	(0.4)	—		6.1
Year Ended December 31, 2020:
Allowances deducted from assets:
Trade receivable allowances	$4.9	3.0	(2.4)	(A)	$5.5
Inventory reserves	34.2	13.1	(8.0)	(B)	39.3
Tax valuation allowances	5.5	1.0	—		6.5
Year Ended December 31, 2019:
Allowances deducted from assets:
Trade receivable allowances	$6.2	1.3	(2.6)	(A)	$4.9
Inventory reserves	34.9	5.3	(6.0)	(B)	34.2
Tax valuation allowances	5.3	0.2	—		5.5
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
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of NYK, which constituted less than 1% of the Company's total assets as of December 31, 2021 and less than 1% of the Company's total revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2021, also audited the effectiveness of the Company’s internal control over financial reporting. Their report is set forth on pages 36 - 37 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance,” as applicable, in our definitive proxy statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
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

4.1
Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including Form of Note) (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

4.2
Seventh Amended and Restated Credit Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit
4.3
Amendment No. 6 to the Seventh Amended and Restated Credit Agreement, dated November 30, 2021, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager

4.4
Description of Common Stock (filed as Exhibit 4.3 to the Form 10-K of Park-Ohio Holdings Corp. filed on March 12, 2020, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

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
Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2022
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* Edward F. Crawford	Director
* John D. Grampa	Director
* Howard W. Hanna, IV	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 16, 2022	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Chief Legal Officer