Form 10-Q
period 2022-06-30
PARK OHIO HOLDINGS CORP
filed 2022-08-03
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 29, 2022: 12,818,291 shares.
2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$61.1	$54.1
Accounts receivable, net	294.8	255.3
Inventories, net	413.1	382.9
Prepaid and other current assets	81.7	83.2
Total current assets	850.7	775.5
Property, plant and equipment, net	224.8	229.1
Operating lease right-of-use assets	59.7	63.4
Goodwill	102.4	106.0
Intangible assets, net	75.5	81.7
Other long-term assets	105.2	104.3
Total assets	$1,418.3	$1,360.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$226.0	$194.0
Current portion of long-term debt and short-term debt	10.3	10.7
Current portion of operating lease liabilities	12.2	12.8
Accrued expenses and other	111.0	131.5
Total current liabilities	359.5	349.0
Long-term liabilities, less current portion:
Long-term debt	655.6	591.5
Long-term operating lease liabilities	47.6	50.7
Other long-term liabilities	41.8	44.0
Total long-term liabilities	745.0	686.2
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	302.4	314.1
Noncontrolling interests	11.4	10.7
Total equity	313.8	324.8
Total liabilities and shareholders' equity	$1,418.3	$1,360.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Net sales	$428.6	$350.0	$847.0	$709.6
Cost of sales	378.8	310.1	743.5	617.7
Gross profit	49.8	39.9	103.5	91.9
Selling, general and administrative expenses	45.0	43.3	90.8	83.0
Gain on sale of assets	(2.9)	—	(2.9)	—
Operating income (loss)	7.7	(3.4)	15.6	8.9
Other components of pension income and other postretirement benefits expense, net	2.8	2.5	5.6	4.9
Interest expense, net	(8.3)	(7.4)	(16.1)	(14.8)
Income (loss) before income taxes	2.2	(8.3)	5.1	(1.0)
Income tax (expense) benefit	(0.7)	2.8	2.7	0.9
Net income (loss)	1.5	(5.5)	7.8	(0.1)
Net (income) loss attributable to noncontrolling interests	(0.5)	0.2	(0.7)	0.3
Net income (loss) attributable to Park-Ohio Holdings Corp. common shareholders	$1.0	$(5.3)	$7.1	$0.2

Income (loss) per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.08	$(0.44)	$0.59	$0.02
Diluted	$0.08	$(0.44)	$0.58	$0.02
Weighted-average shares used to compute income (loss) per share:
Basic	12.1	12.0	12.1	12.0
Diluted	12.2	12.0	12.2	12.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss)	$1.5	$(5.5)	$7.8	$(0.1)
Other comprehensive (loss) income, net of tax:
Currency translation	(14.6)	1.6	(18.5)	(2.7)
Foreign currency forward contracts	(0.2)	—	0.5	—
Pension and other postretirement benefits	—	0.2	0.1	0.4
Total other comprehensive (loss) income	(14.8)	1.8	(17.9)	(2.3)
Total comprehensive loss, net of tax	(13.3)	(3.7)	(10.1)	(2.4)
Comprehensive (income) loss attributable to noncontrolling interests	(0.5)	0.2	(0.7)	0.3
Comprehensive loss attributable to Park-Ohio Holdings Corp. common shareholders	$(13.8)	$(3.5)	$(10.8)	$(2.1)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2022	16,339,722	$16.3	$142.9	$259.4	$(85.3)	$(19.2)	$10.7	$324.8
Other comprehensive income (loss)	—	—	—	6.1	—	(3.1)	0.2	3.2
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	(5,502)	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2022	16,334,220	16.3	144.5	263.9	(85.4)	(22.3)	10.9	327.9
Other comprehensive income (loss)	—	—	—	1.0	—	(14.8)	0.5	(13.3)
Stock-based compensation expense	—	—	1.8	—	—	—	—	1.8
Stock-based compensation activity	308,621	0.3	(0.3)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Balance at June 30, 2022	16,642,841	$16.6	$146.0	$263.3	$(86.4)	$(37.1)	$11.4	$313.8

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2021	16,148,791	$16.1	$135.5	$290.5	$(79.8)	$(18.1)	$13.7	$357.9
Other comprehensive income (loss)	—	—	—	5.5	—	(4.1)	(0.1)	1.3
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	(6,667)	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Increase in Park-Ohio ownership interest	—	—	1.1	—	—	—	(1.1)	—
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2021	16,142,124	16.1	138.2	294.4	(79.9)	(22.2)	12.5	359.1
Other comprehensive (loss) income	—	—	—	(5.3)	—	1.8	(0.2)	(3.7)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation activity	174,746	0.2	(0.2)	—	—	—	—	—
Dividends	—	—	—	(1.5)	—	—	—	(1.5)
Payments of withholding taxes on share awards	—	—	—	—	(2.1)	—	—	(2.1)
Balance at June 30, 2021	16,316,870	$16.3	$139.4	$287.6	$(82.0)	$(20.4)	$12.3	$353.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends per common share	$0.125	$0.125	$0.250	$0.250
Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income (loss)	$7.8	$(0.1)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	18.9	19.3
Stock-based compensation expense	3.4	3.0
Gain on sale of assets	(2.9)	—
Changes in operating assets and liabilities:
Accounts receivable	(45.3)	4.9
Inventories	(35.9)	(50.5)
Prepaid and other current assets	(2.3)	(3.8)
Accounts payable and accrued expenses	19.1	9.2
Other	(1.0)	(5.3)
Net cash used in operating activities	(38.2)	(23.3)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15.5)	(14.4)
Proceeds from sale of assets	4.0	—
Business acquisition, net of cash acquired	—	(5.4)
Net cash used in investing activities	(11.5)	(19.8)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	67.9	55.0
Payments on other debt	(1.3)	(4.5)
Proceeds from other debt	1.3	1.8
Payments on finance lease facilities, net	(3.0)	(3.3)
Dividends	(3.2)	(3.1)
Payments of withholding taxes on share awards	(1.1)	(2.2)
Net cash provided by financing activities	60.6	43.7
Effect of exchange rate changes on cash	(3.9)	(0.3)
Increase in cash and cash equivalents	7.0	0.3
Cash and cash equivalents at beginning of period	54.1	55.0
Cash and cash equivalents at end of period	$61.1	$55.3
Interest paid	$15.4	$14.3
Income taxes paid	$2.7	$6.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

No other recently-issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 - Revenue

We disaggregate our revenue by product line and geographic region of our customer as we believe these metrics best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
PRODUCT LINE
Supply Technologies	$154.2	$135.2	$300.4	$271.7
Engineered specialty fasteners and other products	21.6	19.8	44.2	41.0
Supply Technologies Segment	175.8	155.0	344.6	312.7

Fuel, rubber and plastic products	94.9	75.0	193.2	157.4
Aluminum products	59.3	34.5	119.6	78.1
Assembly Components Segment	154.2	109.5	312.8	235.5

Industrial equipment	69.5	62.6	133.8	117.9
Forged and machined products	29.1	22.9	55.8	43.5
Engineered Products Segment	98.6	85.5	189.6	161.4

Total revenues	$428.6	$350.0	$847.0	$709.6

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2022
GEOGRAPHIC REGION
United States	$108.0	$111.7	$58.6	$278.3
Europe	30.7	4.7	14.4	49.8
Asia	16.9	4.2	12.3	33.4
Mexico	16.5	14.2	3.9	34.6
Canada	3.1	18.7	5.5	27.3
Other	0.6	0.7	3.9	5.2
Total	$175.8	$154.2	$98.6	$428.6

Three Months Ended June 30, 2021
GEOGRAPHIC REGION
United States	$91.8	$76.3	$42.2	$210.3
Europe	27.9	3.5	18.1	49.5
Asia	16.6	5.6	13.3	35.5
Mexico	15.9	10.1	4.5	30.5
Canada	2.8	13.6	5.3	21.7
Other	—	0.4	2.1	2.5
Total	$155.0	$109.5	$85.5	$350.0

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2022
GEOGRAPHIC REGION
United States	$209.6	$224.1	$110.8	$544.5
Europe	62.6	9.0	30.5	102.1
Asia	31.8	9.4	25.0	66.2
Mexico	32.7	28.8	8.0	69.5
Canada	6.1	40.3	10.1	56.5
Other	1.8	1.2	5.2	8.2
Total	$344.6	$312.8	$189.6	$847.0

Six Months Ended June 30, 2021
GEOGRAPHIC REGION
United States	$188.9	$163.9	$80.3	$433.1
Europe	56.8	7.3	31.5	95.6
Asia	27.7	12.4	26.5	66.6
Mexico	32.6	20.8	8.4	61.8
Canada	5.7	30.2	9.0	44.9
Other	1.0	0.9	5.7	7.6
Total	$312.7	$235.5	$161.4	$709.6

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $43.3 million and $51.7 million at June 30, 2022 and December 31, 2021, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $51.3 million and $55.0 million at June 30, 2022 and December 31, 2021, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net sales:
Supply Technologies	$175.8	$155.0	$344.6	$312.7
Assembly Components	154.2	109.5	312.8	235.5
Engineered Products	98.6	85.5	189.6	161.4
	$428.6	$350.0	$847.0	$709.6
Segment operating income (loss):
Supply Technologies	$12.7	$10.2	$24.7	$22.5
Assembly Components	(7.5)	(6.1)	(5.5)	0.3
Engineered Products	7.1	(0.7)	8.9	(1.9)
Total segment operating income	12.3	3.4	28.1	20.9
Corporate costs	(7.5)	(6.8)	(15.4)	(12.0)
Gain on sale of assets	2.9	—	2.9	—
Operating income (loss)	7.7	(3.4)	15.6	8.9
Other components of pension income and other postretirement benefits expense, net	2.8	2.5	5.6	4.9
Interest expense, net	(8.3)	(7.4)	(16.1)	(14.8)
Income (loss) before income taxes	$2.2	$(8.3)	$5.1	$(1.0)

NOTE 5 — Plant Closure and Consolidation

In the three and six months ended June 30, 2022, the Company recorded expenses totaling $4.2 million and $6.2 million, respectively, in its Assembly Components segment in connection with its plant closure and consolidation and other activities. For the three months ended June 30, 2022, expenses of $4.1 million were included in Cost of sales and $0.1 million were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2022, expenses of $5.9 million were included in Cost of sales and $0.3 million were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional restructuring costs of approximately $1.0 million in this segment in the remainder of 2022.

In the three and six months ended June 30, 2022, the Company recorded expenses totaling $0.8 million and $1.4 million, respectively, in its Engineered Products segment in connection with plant closure and consolidation activities. The expenses are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and consisted of severance of $0.1 million and $0.2 million, respectively, and other restructuring activities of $0.8 million and $1.2 million, respectively. The Company expects to incur additional costs of approximately $5.0 million related to the initiatives in this segment in the remainder of 2022.

In the three and six months ended June 30, 2021, the Company recorded expenses totaling $0.8 million and $1.3 million, respectively, in its Assembly Components segment in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, and to complete other cost-reduction actions in this segment. The expenses, which were included in Cost of sales in the Condensed Consolidated Statements of Operations, were comprised of severance of $0.1 million and $0.3 million, respectively, and other facility-related costs of $0.7 million and $1.0 million, respectively.

In the three and six months ended June 30, 2021, the Company recorded expenses totaling $0.6 million and $1.3 million, respectively, in its Engineered Products segment in connection with plant closure and consolidation activities. The expenses are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
NOTE 6 — Inventories

Inventories, net consist of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$134.1	$114.2
Work-in-process	52.1	49.6
Finished goods	226.9	219.1
Inventories, net	$413.1	$382.9

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Beginning balance	$6.7	$6.5	$7.2	$6.4
Claims paid	(0.2)	(0.9)	(0.9)	(1.2)
Warranty expense	0.5	2.0	0.7	2.4
Ending balance	$7.0	$7.6	$7.0	$7.6

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.
In the three months ended June 30, 2022, income tax expense was $0.7 million, representing an effective income tax rate of 32%. This rate is higher than the U.S. statutory rate of 21% primarily due to the unfavorable impact of stock compensation deduction. In the three months ended June 30, 2021, income tax benefit was $2.8 million, representing an effective income tax rate of 34%. This rate is higher than the U.S. statutory rate of 21% primarily due to the additional benefit recorded as result of the net operating loss carryback claim under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and amended returns filed during the quarter.

In the six months ended June 30, 2022, income tax benefit was $2.7 million on pre-tax income of $5.1 million. The benefit included a discrete tax benefit of $4.1 million related to a federal research and development credit. In the six months ended June 30, 2021, income tax benefit was $0.9 million, representing an effective income tax rate of 90%. This rate is higher than the U.S. statutory rate of 21% primarily due to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and the composition of earnings.

NOTE 9 — Financing Arrangements

Debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2022	June 30, 2022	December 31, 2021
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	2.34%	288.4	221.1
Finance Leases	Various	Various	14.5	17.5
Other	Various	Various	16.5	17.5
Total debt			669.4	606.1
Less current portion of long-term debt and short-term debt			(10.3)	(10.7)
Less unamortized debt issuance costs			(3.5)	(3.9)
Total long-term debt, net			$655.6	$591.5

Park-Ohio's Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on November 26, 2024. As of June 30, 2022, we had borrowing availability of $101.5 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $45.2 million at June 30, 2022 and $39.7 million at December 31, 2021.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $14.5 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2022.
In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority, which matures in September 2025. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The Company had $5.0 million of borrowings outstanding under this agreement as of June 30, 2022, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2022	December 31, 2021
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$276.5	$337.6

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
NOTE 10 — Stock-Based Compensation

A summary of restricted share activity for the six months ended June 30, 2022 is as follows:

	2022
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	655,093	$24.62	50,000	$32.55
Granted(a)	325,765	16.03	—	—
Vested	(173,035)	25.38	—	—
Canceled or expired	(10,246)	23.39	—	—
Outstanding - end of period	797,577	$20.96	50,000	$32.55

(a) - Included in this amount are 12,500 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Total stock-based compensation expense was $1.8 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. Total stock-based compensation expense was $3.4 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $11.6 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and six months ended June 30, 2022 and 2021 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Service costs	$1.1	$1.1	$2.2	$2.2	$—	$—	$—	$—
Interest costs	0.5	0.4	0.9	0.7	0.1	0.1	0.1	0.1
Expected return on plan assets	(3.3)	(3.1)	(6.5)	(6.2)	(0.1)	—	(0.2)	—
Recognized net actuarial loss	—	0.2	—	0.4	—	0.1	0.1	0.2
Net periodic benefit (income) expense	$(1.7)	$(1.4)	$(3.4)	$(2.9)	$—	$0.2	$—	$0.3

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
Beginning balance	$(22.2)	$0.7	$(0.8)	$(22.3)	$(12.6)	$—	$(9.6)	$(22.2)
Currency translation (a)	(14.6)	—	—	(14.6)	1.6	—	—	1.6
Foreign currency forward contracts	—	(0.2)	—	(0.2)	—	—	—	—
Pension and OPEB activity, net of tax	—	—	—	—	—	—	0.2	0.2
Ending balance	$(36.8)	$0.5	$(0.8)	$(37.1)	$(11.0)	$—	$(9.4)	$(20.4)

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
Beginning balance	$(18.3)	$—	$(0.9)	$(19.2)	$(8.3)	$—	$(9.8)	$(18.1)
Currency translation (a)	(18.5)	—	—	(18.5)	(2.7)	—	—	(2.7)
Foreign currency forward contracts	—	0.5	—	0.5	—	—	—	—
Pension and OPEB activity, net of tax	—	—	0.1	0.1	—	—	0.4	0.4
Ending balance	$(36.8)	$0.5	$(0.8)	$(37.1)	$(11.0)	$—	$(9.4)	$(20.4)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

NOTE 14 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Weighted-average basic shares outstanding	12.1	12.0	12.1	12.0
Plus: Dilutive impact of employee stock awards	0.1	—	0.1	0.3
Weighted-average diluted shares outstanding	12.2	12.0	12.2	12.3

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.3 million and 0.4 million for the three months ended June 30, 2022 and 2021, respectively, and 0.3 million and 0.0 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 15 — Subsequent Events

On July 22, 2022, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 19, 2022 to shareholders of record as of the close of business on August 5, 2022 and will result in a cash outlay of approximately $1.6 million.

Effective August 2, 2022, the Company acquired Southern Fasteners & Supply, Inc. (“Southern Fasteners”) for approximately $17 million in cash and $2 million of notes payable to the sellers. Southern Fasteners, which will be included in our Supply Technologies segment, is headquartered in Winston-Salem, North Carolina and has annual revenues of approximately $25 million. Southern Fasteners provides commercial fasteners and industrial supplies to a diverse base of MRO and OEM customers throughout the United States and specializes in the design of customized inventory programs for its customers. Southern Fasteners complements Supply Technologies’ continued efforts to grow the initiatives centered around industrial supply and MRO products to our global OEM customer base.

In addition, the Company finalized the acquisition of Charter Automotive (Changzhou) Co. Ltd. (“Charter”) for approximately $11 million of notes payable to the seller. Charter, which will also be included in our Supply Technologies segment, is headquartered in Changzhou, China and has annual revenues of approximately $15 million. Charter is strategic to our existing fastener manufacturing business and will accelerate the global growth of its proprietary products to Electric Vehicle and other auto-related platforms.

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it spread throughout the United States and other countries around the world.  The pandemic has negatively impacted several of the markets we serve, as well as contributed to a global semiconductor micro-chip shortage, raw material price inflation, higher labor costs and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs. In response to the ongoing COVID-19 pandemic, we continue to manage our operating costs, including plant consolidation, and we are taking aggressive actions to improve results in response to these macroeconomic conditions. We also continue to manage both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact and duration of the COVID-19 pandemic and the impact of global inflation on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $200.5 million as of June 30, 2022, and the steps we have taken during the past two years to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$428.6	$350.0	$78.6	22.5%
Cost of sales	378.8	310.1	68.7	22.2%
Gross profit	49.8	39.9	9.9	24.8%
Gross margin	11.6%	11.4%
Selling, general and administrative (“SG&A”) expenses	45.0	43.3	1.7	3.9%
SG&A expenses as a percentage of net sales	10.5%	12.4%
Gain on sale of assets	(2.9)	—	(2.9)	*
Operating income (loss)	7.7	(3.4)	11.1	*
Other components of pension income and other postretirement benefits expense, net	2.8	2.5	0.3	12.0%
Interest expense, net	(8.3)	(7.4)	(0.9)	12.2%
Income (loss) before income taxes	2.2	(8.3)	10.5	*
Income tax (expense) benefit	(0.7)	2.8	(3.5)	*
Net income (loss)	1.5	(5.5)	7.0	*
Net (income) loss attributable to noncontrolling interest	(0.5)	0.2	(0.7)	*
Net income (loss) attributable to Park-Ohio Holdings Corp. common shareholders	$1.0	$(5.3)	$6.3	*

Income (loss) per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.08	$(0.44)	$0.52	*
Diluted	$0.08	$(0.44)	$0.52	*
*Calculation not meaningful

Net Sales

Net sales increased 22.5% to $428.6 million in the second quarter of 2022 compared to $350.0 million in the same period in 2021. This increase was primarily due to higher customer demand and increased net price realization in all three of our business segments.

The factors explaining the changes in segment net sales for the three months ended June 30, 2022 compared to the corresponding 2021 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 22.2% to $378.8 million in the second quarter of 2022 compared to $310.1 million in the same period in 2021. The increase in cost of sales was primarily due to the increase in net sales for the 2022 period compared to the corresponding period in 2021, as well as the factors listed below that impacted gross margin.

Gross margin was 11.6% in the second quarter of 2022 compared to 11.4% in the same period in 2021. The higher margin in the 2022 was driven by increased net price realization and flow-through from higher volumes, which more than offset the ongoing impact of inflation, higher labor costs and supply chain constraints. The second quarter of 2022 included expenses of $4.1 million related to plant closure and consolidation and other actions to improve profitability. The second quarter of 2021 included expenses of $0.8 million related to plant closure and consolidation, severance and other actions to improve profitability.

SG&A Expenses

SG&A expenses increased to $45.0 million in the second quarter of 2022 compared to $43.3 million in the comparable period in 2021, an increase of 3.9%. The increase in SG&A expenses is attributable to the increase in sales noted above. As a percentage of net sales, SG&A expenses were 10.5% in second quarter of 2022 compared to 12.4% in the comparable period in 2021. The improvement in SG&A expenses as a percentage of net sales is driven by the impact of fixed SG&A expenses over the higher revenue base in the 2022 quarter compared to the same quarter a year ago. SG&A expenses in the 2022 period included $0.9 million of charges related to plant closure and consolidation, severance and other actions to improve profitability. The second quarter of 2021 included $0.6 million of expenses related to plant closure and consolidation, severance and other actions to reduce costs, and acquisition-related expenses of $0.4 million

Gain on Sale of Assets

During the second quarter of 2022, in connection with the plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $3.6 million, resulting in a gain of $2.5 million and within the Assembly Components segment for cash proceeds of $0.4 million, resulting in a gain of $0.4 million.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $2.8 million in the three months ended June 30, 2022 compared to $2.5 million in the corresponding period in 2021. This increase was driven by higher returns on plan assets and lower actuarial loss in the 2022 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $8.3 million in the second quarter of 2022 compared to $7.4 million in the 2021 period. The increase was due to higher average outstanding borrowings during the 2022 period.

Income Tax Expense/Benefit

In the three months ended June 30, 2022, income tax expense was $0.7 million, representing an effective income tax rate of 32%. This rate is higher than the U.S. statutory rate of 21% primarily due to the unfavorable impact of stock compensation deduction. In the three months ended June 30, 2021, income tax benefit was $2.8 million, representing an effective income tax rate of 34%. This rate is higher than the U.S. statutory rate of 21% primarily due to the additional benefit recorded as result of the net operating loss carryback claim under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and amended returns filed during the quarter.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$847.0	$709.6	$137.4	19.4%
Cost of sales	743.5	617.7	125.8	20.4%
Gross profit	103.5	91.9	11.6	12.6%
Gross margin	12.2%	13.0%
SG&A expenses	90.8	83.0	7.8	9.4%
SG&A expenses as a percentage of net sales	10.7%	11.7%
Gain on sale of assets	(2.9)	—	(2.9)	*
Operating income	15.6	8.9	6.7	75.3%
Other components of pension income and other postretirement benefits expense, net	5.6	4.9	0.7	14.3%
Interest expense, net	(16.1)	(14.8)	(1.3)	8.8%
Income (loss) before income taxes	5.1	(1.0)	6.1	*
Income tax benefit	2.7	0.9	1.8	*
Net income (loss)	7.8	(0.1)	7.9	*
Net (income) loss attributable to noncontrolling interests	(0.7)	0.3	(1.0)	*
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$7.1	$0.2	$6.9	*

Income per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic	$0.59	$0.02	$0.57	*
Diluted	$0.58	$0.02	$0.56	*

Net Sales

Net sales increased 19.4% to $847.0 million in the first six months of 2022 compared to $709.6 million in the same period in 2021. This increase was primarily due to higher customer demand and increased net price realization in all three of our business segments.

The factors explaining the changes in segment net sales for the six months ended June 30, 2022 compared to the corresponding 2021 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 20.4% to $743.5 million in the first six months of 2022 compared to $617.7 million in the same period in 2021. The increase in cost of sales was primarily due to the increase in net sales described above.

Gross margin was 12.2% in the first six months of 2022 compared to 13.0% in the corresponding period in 2021. The 2022 period included expenses of $5.9 million related to plant closure and consolidation, severance and other actions to improve profitability. The 2021 period included expenses of $1.3 million related to plant closure and consolidation, severance and other actions to improve profitability. The remaining decline in margin was driven by the ongoing impacts of inflation, higher labor costs and supply chain constraints in the 2022 period.

SG&A Expenses

SG&A expenses were $90.8 million in the first six months of 2022, compared to $83.0 million in the same period in 2021, an increase of 9.4%. As a percentage of net sales, SG&A expenses were 10.7% in first six months of 2022 compared to 11.7% in the comparable period in 2021. The improvement in SG&A expenses as a percentage of net sales is driven by the impact of fixed SG&A expenses over the higher revenue base in the 2022 period compared to the same period a year ago, which more than offset higher selling expenses as a result of higher sales levels, higher costs due to ongoing inflation, and expenses related to plant closure and consolidation. SG&A expenses in the 2022 period included $2.6 million of expenses related to plant closure and consolidation, severance and other costs and $0.3 million of acquisition-related expenses. SG&A expenses in the 2021 period included expenses of $1.8 million for plant closure and consolidation, and lower incentive compensation expense due to lower operating results.

Gain on Sale of Assets

During the second quarter of 2022, in connection with the plant closure and consolidation initiatives, the Company sold real estate within the Engineered Products segment for cash proceeds of $3.6 million, resulting in a gain of $2.5 million, and within the Assembly Components segment for cash proceeds of $0.4 million, resulting in a gain of $0.4 million.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $5.6 million in the first six months of 2022 compared to $4.9 million in the corresponding period in 2021. This increase was driven by higher returns on plan assets and lower actuarial loss in the 2022 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $16.1 million in the first six months of 2022 compared to $14.8 million in the 2021 period. The increase was due primarily to higher average outstanding debt balances in the 2022 period compared to the same period a year ago.

Income Tax Benefit

In the six months ended June 30, 2022, income tax benefit was $2.7 million on pre-tax income of $5.1 million. The benefit included a discrete tax benefit of $4.1 million related to a federal research and development credit. In the six months ended June 30, 2021, income tax benefit was $0.9 million, representing an effective income tax rate of 90%. This rate is higher than the U.S. statutory rate of 21% primarily due to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and the composition of earnings.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$175.8	$155.0	$344.6	$312.7
Segment operating income	$12.7	$10.2	$24.7	$22.5
Segment operating income margin	7.2%	6.6%	7.2%	7.2%

Three months ended June 30:

Net sales increased 13.4% in the three months ended June 30, 2022 compared to the 2021 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in heavy-duty truck, semiconductor, industrial and agricultural equipment and civilian aerospace, as well as due to increased net price realization.

Segment operating income increased by $2.5 million and segment operating income margin increased 60 basis points in the 2022 period compared to the same period a year ago. The increase in margin was driven by higher sales noted above, which more than offset higher supply chain costs.

Six months ended June 30:

Net sales increased 10.2% in the six months ended June 30, 2022 compared to the 2021 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in heavy-duty truck, semiconductor, industrial and agricultural equipment and civilian aerospace, as well as due to increased net price realization.

Segment operating income increased by $2.2 million and segment operating income margin was comparable in the 2022 period compared to the same period a year ago.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$154.2	$109.5	$312.8	$235.5
Segment operating (loss) income	$(7.5)	$(6.1)	$(5.5)	$0.3
Segment operating (loss) income margin	(4.9)%	(5.6)%	(1.8)%	0.1%

Three months ended June 30:

Net sales increased 40.8% in the three months ended June 30, 2022 compared to the 2021 period due primarily to higher customer demand driven by fuel-related products launched in 2021; and increased net price realization. In addition, sales in the 2021 period were negatively impacted by the semiconductor micro-chip shortage and supply chain disruptions in the automobile industry.

Segment operating loss was $7.5 million in the 2022 period compared $6.1 million in the 2021 period. The higher loss in 2022 was due to expenses of $4.2 million related to restructuring charges and related expenses. Income in the 2021 period included expenses related to plant closure and consolidation of $0.8 million. The loss in the 2021 quarter was driven by the microchip shortage, commodity inflation and higher operating costs.

Six months ended June 30:

Net sales increased 32.8% in the six months ended June 30, 2022 compared to the 2021 period due primarily to higher customer demand driven by fuel-related products launched in 2021; increased net price realization; and the pass-through of higher aluminum and rubber compound prices in the 2022 period. In addition, sales in the 2021 periods were negatively impacted by the semiconductor micro-chip shortage and supply chain disruptions in the automobile industry.

Segment operating loss was $5.5 million in the 2022 period compared income of $0.3 million in the 2021 period. The loss in the 2022 period was driven by expenses of $6.2 million related to restructuring chargers and related expenses. Income in the 2021 period included expenses related to plant closure and consolidation of $1.3 million. The income in the 2021 period was partially offset by the microchip shortage, commodity inflation and higher operating costs.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$98.6	$85.5	$189.6	$161.4
Segment operating income (loss)	$7.1	$(0.7)	$8.9	$(1.9)
Segment operating income (loss) margin	7.2%	(0.8)%	4.7%	(1.2)%

Three months ended June 30:

Net sales were 15.3% higher in the 2022 period compared to the 2021 period. The increase was due to stronger demand in the 2022 period in both our capital equipment products and our forged and machined products business as key end markets continue to recover from the COVID-19 pandemic.

Segment operating income in the 2022 period increased $7.8 million and segment operating income increased by 800 basis points compared to losses in the corresponding 2021 period. The income improvement in the 2022 second quarter compared to the prior year period was driven by the higher sales levels, operational improvements, and benefits of profit improvement actions. Expenses related to plant closure and consolidation were $0.8 million and $0.6 million in the second quarter of 2022 and 2021, respectively.

Six months ended June 30:

Net sales were 17.4% higher in the 2022 period compared to the 2021 period. The increase was due to stronger demand in the 2022 period in both our capital equipment products and our forged and machined products business as key end markets continue to recover from the COVID-19 pandemic.

Segment operating income in the 2022 period increased $10.8 million and segment operating income increased by 590 basis points compared to losses in the corresponding 2021 period. The income improvement in the 2022 compared to the prior year was driven by the higher sales levels, operational improvements, and benefits of profit improvement actions. Expenses related to plant closure and consolidation were $1.4 million and $1.3 million in the first six months of 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash (used) provided by:	(In millions)
Operating activities	$(38.2)	$(23.3)	$(14.9)
Investing activities	(11.5)	(19.8)	8.3
Financing activities	60.6	43.7	16.9
Effect of exchange rate changes on cash	(3.9)	(0.3)	(3.6)
Increase in cash and cash equivalents	$7.0	$0.3	$6.7
Operating Activities

In the first six months of 2022, we had cash usage of $38.2 million compared to $23.3 million in the same period of 2021. The usage of cash was driven by higher working capital in the six months ended June 30, 2022 compared to the same period a year ago. In the 2022 period, working capital increased $64.4 million, compared to $40.2 million in the 2021 period, with the higher amount in 2022 driven by an increase in accounts receivable of $45.3 million resulting from higher sales levels.

Investing Activities

Capital expenditures were $15.5 million in the six months ended June 30, 2022 and were primarily to provide increased capacity for future growth in our Assembly Components segment, for facility consolidation in our Engineered Products segment and to maintain existing operations. Additionally, the Company sold real estate for total proceeds of $4.0 million.

Capital expenditures were $14.4 million in the six months ended June 30, 2021 and were primarily to provide increased capacity for future growth in our Assembly Components segment and to maintain existing operations. Also, the Company acquired NYK Component Solutions Limited ("NYK") for $5.4 million.

Financing Activities

During the six months ended June 30, 2022, we had net debt borrowings of $64.9 million to fund our higher working capital levels. In addition, in the six months ended June 30, 2022, we made cash dividend payments to shareholders totaling $3.2 million.

During the six months ended June 30, 2021, we had net debt borrowings of $49.0 million and paid dividends to shareholders of $3.1 million. The borrowings were used to fund our higher working capital levels and the acquisition of NYK.

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

As of June 30, 2022, we had total liquidity of $200.5 million, which included $61.1 million cash and cash equivalents, $139.4 million of unused borrowing availability under our credit agreements, which included $29.3 million of suppressed availability.

The Company had cash and cash equivalents held by foreign subsidiaries of $44.2 million at June 30, 2022 and $44.2 million at December 31, 2021. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Credit Agreement

Park-Ohio’s Seventh Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on November 26, 2024.

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $14.5 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2022.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $46.875 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $46.875 million, our debt service coverage ratio must be greater than 1.0. At June 30, 2022, our calculated availability under the Credit Agreement was $101.5 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $46.875 million, we were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2022. While we expect to remain in compliance throughout 2022, declines in sales volumes in the future, including any declines caused by the COVID-19 pandemic, could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, including the decline caused by the COVID-19 pandemic, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $3.2 million during the six months ended June 30, 2022. On July 22, 2022, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 19, 2022 to shareholders of record as of the close of business on August 5, 2022 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity, including, without limitation, supply chain issues such as the global semiconductor micro-chip shortage and logistic issues; our substantial indebtedness; the uncertainty of the global economic environment, including any recession; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the evolving situation with Russia and Ukraine; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of June 30, 2022, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.4 million during the six-month period ended June 30, 2022.

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

Our largest exposures to commodity prices relate to metal and natural gas prices, which have fluctuated widely in recent years. During the six months ended June 30, 2022, we entered into an agreement to hedge foreign currency. The agreement will not have a material impact on the results of the Company. We have no other commodity swap agreements or forward purchase contracts.

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

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2022:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2022	430	(2)	$12.69	—	444,424
May 1 — May 31, 2022	—	(2)	—	—	444,424
June 1 — June 30, 2022	59,721	(2)	17.57	—	444,424
Total	60,151		$17.53	—	444,424

(1)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.
(2)Consists of an aggregate total of 60,151 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 6.	Exhibits

The following exhibits are included herein:

4.1
Amendment No. 7 to the Seventh Amended and Restated Credit Agreement, dated June 2, 2022, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager

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
Date: August 3, 2022