Form 10-Q
period 2023-06-30
PARK OHIO HOLDINGS CORP
filed 2023-08-03
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2023: 13,069,297 shares.
2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2023	December 31, 2022
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$53.4	$58.2
Accounts receivable, net	256.9	246.3
Inventories, net	405.9	406.5
Other current assets	127.0	114.2
Current assets held-for-sale - discontinued operations[1]	108.8	107.2
Total current assets	952.0	932.4
Property, plant and equipment, net	183.2	181.1
Operating lease right-of-use assets	49.4	54.7
Goodwill	109.8	108.9
Intangible assets, net	76.3	78.7
Other long-term assets	81.1	80.8
Total assets	$1,451.8	$1,436.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$207.3	$221.0
Current portion of long-term debt and short-term debt	12.5	10.9
Current portion of operating lease liabilities	10.8	11.2
Accrued expenses and other	159.8	161.7
Current liabilities held-for-sale - discontinued operations[1]	42.3	43.8
Total current liabilities	432.7	448.6
Long-term liabilities, less current portion:
Long-term debt	673.1	655.1
Long-term operating lease liabilities	38.7	43.7
Other long-term liabilities	21.7	21.3
Total long-term liabilities	733.5	720.1
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	274.6	256.5
Noncontrolling interests	11.0	11.4
Total equity	285.6	267.9
Total liabilities and shareholders' equity	$1,451.8	$1,436.6
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of June 30, 2023 and December 31, 2022 and presented in discontinued operations for all periods presented.

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Net sales	$428.1	$369.8	$851.6	$727.5
Cost of sales	358.0	316.1	714.3	624.9
Selling, general and administrative expenses	46.8	40.5	92.1	80.7
Restructuring and other special charges	4.1	2.3	6.6	5.6
Gains on sales of assets	—	(2.9)	(0.8)	(2.9)
Operating income	19.2	13.8	39.4	19.2
Other components of pension income and other postretirement benefits expense, net	0.6	2.8	1.3	5.6
Interest expense, net	(11.1)	(7.6)	(21.8)	(14.7)
Income from continuing operations before income taxes	8.7	9.0	18.9	10.1
Income tax (expense) benefit	(2.1)	(2.1)	(4.7)	0.7
Income from continuing operations	6.6	6.9	14.2	10.8
Loss (income) attributable to noncontrolling interests	0.5	(0.5)	0.4	(0.7)
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	7.1	6.4	14.6	10.1
(Loss) income from discontinued operations, net of tax (Note 5)	(1.7)	(5.4)	(3.4)	(3.0)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$5.4	$1.0	$11.2	$7.1

Earnings per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$0.58	$0.53	$1.20	$0.83
Discontinued operations	$(0.14)	$(0.45)	(0.28)	(0.25)
Total	$0.44	$0.08	$0.92	$0.58
Diluted:
Continuing operations	$0.57	$0.52	$1.18	$0.83
Discontinued operations	$(0.14)	$(0.44)	(0.28)	(0.25)
Total	$0.43	$0.08	$0.90	$0.58

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net income attributable to Park-Ohio Holdings Corp. common shareholders before noncontrolling interest	$4.9	$1.5	$10.8	$7.8
Other comprehensive income (loss), net of tax:
Currency translation	2.2	(14.6)	5.5	(18.5)
Foreign currency forward contracts	(0.2)	(0.2)	(0.4)	0.5
Pension and other postretirement benefits	0.9	—	2.9	0.1
Total other comprehensive income (loss)	2.9	(14.8)	8.0	(17.9)
Total comprehensive income (loss), net of tax	7.8	(13.3)	18.8	(10.1)
Comprehensive loss (income) attributable to noncontrolling interests	0.5	(0.5)	0.4	(0.7)
Comprehensive income (loss) attributable to Park-Ohio Holdings Corp. common shareholders	$8.3	$(13.8)	$19.2	$(10.8)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2023	16,653,928	$16.6	$149.8	$238.8	$(86.9)	$(61.8)	$11.4	$267.9
Other comprehensive income	—	—	—	5.8	—	5.1	0.1	11.0
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	9,535	0.1	(0.1)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Balance at March 31, 2023	16,663,463	16.7	151.3	243.0	(86.9)	(56.7)	11.5	278.9
Other comprehensive income (loss)	—	—	—	5.4	—	2.9	(0.5)	7.8
Stock-based compensation expense	—	—	1.7	—	—	—	—	1.7
Stock-based compensation activity	309,237	0.3	(0.3)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(1.2)	—	—	(1.2)
Balance at June 30, 2023	16,972,700	$17.0	$152.7	$246.8	$(88.1)	$(53.8)	$11.0	$285.6

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2022	16,339,722	$16.3	$142.9	$259.4	$(85.3)	$(19.2)	$10.7	$324.8
Other comprehensive income (loss)	—	—	—	6.1	—	(3.1)	0.2	3.2
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	(5,502)	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2022	16,334,220	16.3	144.5	263.9	(85.4)	(22.3)	10.9	327.9
Other comprehensive income (loss)	—	—	—	1.0	—	(14.8)	0.5	(13.3)
Stock-based compensation expense	—	—	1.8	—	—	—	—	1.8
Stock-based compensation activity	308,621	0.3	(0.3)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(1.0)	—	—	(1.0)
Balance at June 30, 2022	16,642,841	$16.6	$146.0	$263.3	$(86.4)	$(37.1)	$11.4	$313.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends per common share	$0.125	$0.125	$0.250	$0.250

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$14.2	$10.8
Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	15.5	15.1
Stock-based compensation expense	3.3	3.4
Gains on sales of assets	(0.8)	(2.9)
Changes in operating assets and liabilities:
Accounts receivable	(8.8)	(30.9)
Inventories	3.0	(32.8)
Prepaid and other current assets	(14.1)	(3.6)
Accounts payable and accrued expenses	(15.1)	8.0
Other	3.7	(2.1)
Net cash provided (used) by operating activities from continuing operations	0.9	(35.0)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(13.4)	(12.7)
Proceeds from sale of assets	1.4	4.0
Business acquisitions, net of cash acquired	(1.0)	—
Net cash used in investing activities from continuing operations	(13.0)	(8.7)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	14.2	67.9
Payments on other debt	(0.8)	(1.3)
Proceeds from other debt	4.2	1.3
Proceeds from (payments on) finance lease facilities, net	0.9	(1.3)
Payments related to prior acquisitions	(2.0)	—
Dividends	(3.2)	(3.2)
Payments of withholding taxes on share awards	(1.2)	(1.1)
Net cash provided by financing activities from continuing operations	12.1	62.3
DISCONTINUED OPERATIONS[1]:
Total used by operating activities	(2.2)	(3.3)
Total used by investing activities	(1.7)	(2.7)
Total used by financing activities	(1.2)	(1.7)
Decrease in cash and cash equivalents from discontinued operations	(5.1)	(7.7)
Effect of exchange rate changes on cash	0.3	(3.9)
(Decrease) increase in cash and cash equivalents	(4.8)	7.0
Cash and cash equivalents at beginning of period	58.2	54.1
Cash and cash equivalents at end of period	$53.4	$61.1
Interest paid	$22.6	$15.4
Income taxes paid	$4.4	$2.7
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of June 30, 2023 and December 31, 2022 and presented in discontinued operations for all periods presented.

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

We determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria as of December 31, 2022 and June 30, 2023. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Form 10-Q. Unless otherwise indicated, amounts and activity in this Form 10-Q are presented on a continuing operations basis. See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements (Unaudited) for further information.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
PRODUCT LINE
Supply Technologies	$171.5	$154.2	$341.9	$300.4
Engineered specialty fasteners and other products	25.8	21.6	51.2	44.2
Supply Technologies Segment	197.3	175.8	393.1	344.6

Fuel, rubber and plastic products	112.0	95.4	222.4	193.3
Assembly Components Segment	112.0	95.4	222.4	193.3

Industrial equipment	88.1	69.5	172.5	133.8
Forged and machined products	30.7	29.1	63.6	55.8
Engineered Products Segment	118.8	98.6	236.1	189.6

Total revenues	$428.1	$369.8	$851.6	$727.5

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2023
GEOGRAPHIC REGION
United States	$121.3	$82.8	$68.4	$272.5
Europe	38.6	4.6	14.9	58.1
Asia	15.3	6.2	19.4	40.9
Mexico	18.1	9.4	3.9	31.4
Canada	3.9	8.0	7.5	19.4
Other	0.1	1.0	4.7	5.8
Total	$197.3	$112.0	$118.8	$428.1

Three Months Ended June 30, 2022
GEOGRAPHIC REGION
United States	$108.0	$71.3	$58.6	$237.9
Europe	30.7	4.4	14.4	49.5
Asia	16.9	4.2	12.3	33.4
Mexico	16.5	9.1	3.9	29.5
Canada	3.1	5.7	5.5	14.3
Other	0.6	0.7	3.9	5.2
Total	$175.8	$95.4	$98.6	$369.8

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2023
GEOGRAPHIC REGION
United States	$240.4	$163.8	$136.8	$541.0
Europe	77.6	9.1	30.5	117.2
Asia	30.4	11.9	35.9	78.2
Mexico	36.7	19.9	8.6	65.2
Canada	7.1	15.5	15.3	37.9
Other	0.9	2.2	9.0	12.1
Total	$393.1	$222.4	$236.1	$851.6

Six Months Ended June 30, 2022
GEOGRAPHIC REGION
United States	$209.6	$141.8	$110.8	$462.2
Europe	62.6	8.5	30.5	101.6
Asia	31.8	9.4	25.0	66.2
Mexico	32.7	18.4	8.0	59.1
Canada	6.1	14.0	10.1	30.2
Other	1.8	1.2	5.2	8.2
Total	$344.6	$193.3	$189.6	$727.5

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $53.3 million and $52.6 million at June 30, 2023 and December 31, 2022, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $66.8 million and $56.7 million at June 30, 2023 and December 31, 2022, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; gains on sales of assets; other components of pension income and other postretirement benefits expense, net; and interest expense, net.

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
NET SALES OF CONTINUING OPERATIONS:
Supply Technologies	$197.3	$175.8	$393.1	$344.6
Assembly Components[1]	112.0	95.4	222.4	193.3
Engineered Products	118.8	98.6	236.1	189.6
	$428.1	$369.8	$851.6	$727.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Supply Technologies	$15.4	$12.7	$29.4	$24.7
Assembly Components[1]	8.4	(1.4)	15.7	(1.9)
Engineered Products	3.2	7.1	8.2	8.9
Total segment operating income	27.0	18.4	53.3	31.7
Corporate costs	(7.8)	(7.5)	(14.7)	(15.4)
Gains on sales of assets	—	2.9	0.8	2.9
Operating income	19.2	13.8	39.4	19.2
Other components of pension income and other postretirement benefits expense, net	0.6	2.8	1.3	5.6
Interest expense, net	(11.1)	(7.6)	(21.8)	(14.7)
Income from continuing operations before income taxes[1]	$8.7	$9.0	$18.9	$10.1
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of June 30, 2023 and December 31, 2022 and presented in discontinued operations for all periods presented. Aluminum Products was previously included in our Assembly Components segment.

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
During the fourth quarter of 2022, the Company determined that the Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities and the operating results of Aluminum Products in discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. The Aluminum Products business was previously reported in the Company’s Assembly Components segment until meeting the discontinued operations criteria. See Note 10 for further discussion related to the potential sale of this business.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$45.4	$58.9	$92.3	$119.6
Cost of sales	42.5	58.7	88.0	112.7
Selling, general and administrative	4.5	3.7	7.6	7.3
Restructuring and other special charges	—	2.7	—	3.2
Operating loss	(1.6)	(6.2)	(3.3)	(3.6)
Interest expense[1]	(0.8)	(0.7)	(1.5)	(1.4)
Loss from operation of discontinued operations	(2.4)	(6.9)	(4.8)	(5.0)
Income tax benefit	0.7	1.5	1.4	2.0
Loss from discontinued operations, net of tax	$(1.7)	$(5.4)	$(3.4)	$(3.0)
(1) - Interest expense includes an allocation of interest that is not directly attributable to our Aluminum Products business. The allocations were $0.7 million and $0.6 million in the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.2 million in the six months ended June 30, 2023 and 2022, respectively.
The following represents the details of assets and liabilities held-for-sale in each period:

	June 30, 2023	December 31, 2022
	(In millions, except share data)
ASSETS
Current assets:
Accounts receivable, net	$31.0	$24.9
Inventories, net	24.4	30.2
Other current assets	1.9	1.2
Current assets held-for-sale[1]	57.3	56.3

Property, plant and equipment, net	47.8	46.1
Operating lease right-of-use assets	3.7	4.8
Long-term assets held-for-sale[1]	51.5	50.9

Total assets held-for-sale	$108.8	$107.2
LIABILITIES
Current liabilities:
Trade accounts payable	$25.3	$22.8
Current portion of finance lease liabilities	2.0	2.4
Current portion of operating lease liabilities	1.8	2.3
Other accrued expenses	9.0	10.7
Current liabilities held-for-sale[1]	$38.1	$38.2

Long-term liabilities, less current portion:
Long-term finance lease liabilities	2.3	3.1
Long-term operating lease liabilities	1.9	2.5
Long-term liabilities held-for-sale[1]	4.2	5.6

Total liabilities held-for-sale	$42.3	$43.8

(1) - We reasonably expect to finalize the sale of the Aluminum Products business in the next twelve months, and therefore we have presented all assets and liabilities held-for-sale as current in the Condensed Consolidated Balance Sheet.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

NOTE 6 — Plant Closure and Consolidation

During the three and six months ended June 30, 2023 and 2022, the Company incurred the following expenses related to plant closure and consolidation in connection with its profit-improvement actions across its segments. These charges are included in Restructuring and other special charges in the Condensed Consolidated Statements of Income.

	Facility-Related Costs	Severance and Other	Total
Three months ended June 30, 2023:
Assembly Components	$0.2	$—	$0.2
Engineered Products	0.7	1.9	2.6
Total	$0.9	$1.9	$2.8

Three months ended June 30, 2022:
Assembly Components	$1.5	$—	$1.5
Engineered Products	0.8	—	0.8
Total	$2.3	$—	$2.3

	Facility-Related Costs	Severance and Other	Total
Six months ended June 30, 2023:
Assembly Components	$0.5	$—	$0.5
Engineered Products	2.7	1.9	4.6
Total	$3.2	$1.9	$5.1

Six months ended June 30, 2022:
Assembly Components	$3.0	$—	$3.0
Engineered Products	1.2	0.1	1.3
Total	$4.2	$0.1	$4.3

The actions in the Assembly Components segment were primarily in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, relocate certain production to lower-cost facilities with open capacity, and complete other cost-reduction actions.

The actions in the Engineered Product segment were primarily in connection with plant closure and consolidation of multiple locations, and to complete other cost-reduction actions.

The Company expects to incur expenses of less than $1.0 million in the remainder of 2023 in connection with its plant closure and consolidation activities.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

NOTE 7 — Inventories

Inventories, net consist of the following:

	June 30, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$101.8	$105.0
Work-in-process	50.5	42.9
Finished goods	253.6	258.6
Inventories, net	$405.9	$406.5

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Beginning balance	$5.4	$6.7	$5.2	$7.2
Claims paid	(0.4)	(0.2)	(1.3)	(0.9)
Warranty expense	1.3	0.9	2.3	1.2
Foreign currency translation	(0.5)	(0.4)	(0.4)	(0.5)
Ending balance	$5.8	$7.0	$5.8	$7.0

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended June 30, 2023, income tax expense was $2.1 million on pre-tax income from continuing operations of $8.7 million, representing an effective income tax rate of 24%. In the three months ended June 30, 2022, income tax expense was $2.1 million on pre-tax income of $9.0 million, an effective income tax rate of 23%.

In the six months ended June 30, 2023, income tax expense was $4.7 million on pre-tax income from continuing operations of $18.9 million, representing an effective income tax rate of 24%. In the six months ended June 30, 2022, income tax benefit was $0.7 million on pre-tax income of $10.1 million. The benefit in 2022 included a discrete tax benefit of $3.2 million related to federal research and development tax credits.

NOTE 10 — Financing Arrangements

Debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2023	June 30, 2023	December 31, 2022
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	6.43%	300.0	285.3
Finance Leases	Various	Various	19.4	18.5
Other	Various	Various	18.9	15.3
Total debt			688.3	669.1
Less: Current portion of long-term debt and short-term debt			(12.5)	(10.9)
Less: Unamortized debt issuance costs			(2.7)	(3.1)
Total long-term debt			$673.1	$655.1

In addition to debt listed above, on December 30, 2022, the Company entered into a memorandum of understanding (the “MOU”) with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the successful completion of a definitive purchase agreement and other customary conditions. In connection with the MOU, the Company also entered into a financing arrangement with the third party pursuant to which the Company received a portion of the estimated purchase price of the Aluminum Products business, including $20.0 million of cash and a promissory note in the principal amount of $25.0 million, and recorded a financing arrangement liability of $45.0 million. The Company used the $20.0 million from this financing arrangement to repay indebtedness under its revolving credit facility. If a definitive purchase agreement between the parties is not entered into or the sale is not successfully consummated, the promissory note will be cancelled and the Company will repay the third party $20.0 million.

The Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) of the Company's subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”) provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on November 26, 2024. As of June 30, 2023, we had borrowing availability of $86.8 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $46.5 million at June 30, 2023 and $41.0 million at December 31, 2022.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $4.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2023. As of June 30, 2023, the Company had additional finance leases totaling $15.4 million.
In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority, which matures in September 2025. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The Company had $3.7 million of borrowings outstanding under this agreement as of June 30, 2023, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	June 30, 2023	December 31, 2022
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$311.5	$227.5

The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the six months ended June 30, 2023 is as follows:

	2023
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	716,242	$20.53	50,000	$32.55
Granted(a)	332,039	15.97	—	—
Vested	(266,946)	20.38	—	—
Canceled or expired	(4,267)	20.12	—	—
Outstanding - end of period	777,068	$18.64	50,000	$32.55
(a) - Included in this amount is 9,000 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.7 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. Total stock-based compensation expense was $3.3 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $9.9 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.1 years.

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
June 30, 2023

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and six months ended June 30, 2023 and 2022 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Service costs	$1.3	$1.1	$2.5	$2.2	$—	$—	$—	$—
Interest costs	0.9	0.5	1.7	0.9	0.1	0.1	0.2	0.1
Expected return on plan assets	(2.5)	(3.3)	(5.0)	(6.5)	—	(0.1)	(0.1)	(0.2)
Recognized net actuarial loss	0.9	—	1.8	—	—	—	0.1	0.1
Net periodic benefit expense (income)	$0.6	$(1.7)	$1.0	$(3.4)	$0.1	$—	$0.2	$—

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
Beginning balance	$(35.4)	$0.3	$(21.6)	$(56.7)	$(22.2)	$0.7	$(0.8)	$(22.3)
Currency translation(a)	2.2	—	—	2.2	(14.6)	—	—	(14.6)
Foreign currency forward contracts, net of tax	—	(0.2)	—	(0.2)	—	(0.2)	—	(0.2)
Pension and OPEB activity, net of tax	—	—	0.9	0.9	—	—	—	—
Ending balance	$(33.2)	$0.1	$(20.7)	$(53.8)	$(36.8)	$0.5	$(0.8)	$(37.1)

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
Beginning balance	$(38.7)	$0.5	$(23.6)	$(61.8)	$(18.3)	$—	$(0.9)	$(19.2)
Currency translation (a)	5.5	—	—	5.5	(18.5)	—	—	(18.5)
Foreign currency forward contracts	—	(0.4)	—	(0.4)	—	0.5	—	0.5
Pension and OPEB activity, net of tax	—	—	2.9	2.9	—	—	0.1	0.1
Ending balance	$(33.2)	$0.1	$(20.7)	$(53.8)	$(36.8)	$0.5	$(0.8)	$(37.1)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

NOTE 15 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Weighted-average basic shares outstanding	12.2	12.1	12.2	12.1
Plus: Dilutive impact of employee stock awards	0.2	0.1	0.2	0.1
Weighted-average diluted shares outstanding	12.4	12.2	12.4	12.2

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.2 million and 0.3 million for the three months ended June 30, 2023 and 2022, respectively, and 0.2 million and 0.3 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 16 — Subsequent Event

On July 21, 2023, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 18, 2023 to shareholders of record as of the close of business on August 4, 2023 and will result in a cash outlay of approximately $1.6 million.

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

As of June 30, 2023 and December 31, 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Quarterly Report on Form 10-Q. Unless otherwise indicated, amounts and activity in this Quarterly Report on Form 10-Q are presented on a continuing operations basis. See Note 5 to the condensed consolidated financial statements, included elsewhere herein. On December 30, 2022, we entered into a memorandum of understanding (the “MOU”) with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the entry into a definitive purchase agreement and other customary conditions. See Note 10 to the condensed consolidated financial statements, included elsewhere herein, for further discussion of the MOU.

Supply Technologies provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Our Supply Technologies business services customers in the following principal industries: heavy-duty truck; sports and recreational equipment; aerospace and defense; semiconductor equipment; electrical distribution and controls; consumer electronics; bus and coaches; automotive; agricultural and industrial equipment; HVAC; lawn and garden; plumbing; and medical.

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

RESULTS OF CONTINUING OPERATIONS

As of June 30, 2023 and December 31, 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Quarterly Report on Form 10-Q. Unless otherwise indicated, amounts and activity in this Quarterly Report on Form 10-Q are presented on a continuing operations basis. See Note 5 to the condensed consolidated financial statements, included elsewhere herein, for more information about our discontinued operations.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$428.1	$369.8	$58.3	15.8%
Cost of sales	358.0	316.1	41.9	13.3%
Selling, general and administrative (“SG&A”) expenses	46.8	40.5	6.3	15.6%
SG&A expenses as a percentage of net sales	10.9%	11.0%
Restructuring and other special charges	4.1	2.3	1.8	78.3
Gains on sales of assets	—	(2.9)	2.9	*
Operating income	19.2	13.8	5.4	39.1
Other components of pension income and other postretirement benefits expense, net	0.6	2.8	(2.2)	(78.6)%
Interest expense, net	(11.1)	(7.6)	(3.5)	46.1%
Income before income taxes	8.7	9.0	(0.3)	(3.3)%
Income tax expense	(2.1)	(2.1)	—	—%
Income from continuing operations	6.6	6.9	(0.3)	(4.3)%
Net loss (income) attributable to noncontrolling interest	0.5	(0.5)	1.0	*
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	$7.1	$6.4	$0.7	10.9%

Income per common share from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$0.58	$0.53	$0.05	9.4%
Diluted:
Continuing operations	$0.57	$0.52	$0.05	9.6%
*Calculation not meaningful

Net Sales

Net sales increased 15.8% to $428.1 million in the second quarter of 2023 compared to $369.8 million in the same period in 2022. This increase was primarily due to higher customer demand in all three of our business segments and increased product pricing.

The factors explaining the changes in segment net sales for the three months ended June 30, 2023 compared to the corresponding 2022 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased 13.3% to $358.0 million in the second quarter of 2023 compared to $316.1 million in the same period in 2022. The increase in cost of sales was primarily due to the increase in net sales for the 2023 period compared to the corresponding period in 2022. Gross margin was 16.4% in the 2023 period compared to 14.5% in the corresponding 2022 period, driven by profit flow-through from the higher sales levels and the impact of our profit-enhancement initiatives.

SG&A Expenses

SG&A expenses were $46.8 million in the second quarter of 2023 compared to $40.5 million in the comparable period in 2022, an increase of 15.6%. As a percentage of net sales, SG&A expenses decreased to 10.9% in the second quarter of 2023 compared to 11.0% in corresponding 2022 period. The improvement in SG&A expenses as a percentage of net sales was driven by the impact of fixed SG&A expenses over the higher revenue base in the 2023 period compared to the same period a year ago, which more than offset higher selling expenses as a result of higher sales levels; higher costs due to ongoing inflation; SG&A expenses of our 2022 acquisitions; and higher employee costs.

Restructuring and Other Special Charges

During the three months ended June 30, 2023, the Company recorded restructuring and other special charges of $4.1 million compared to $2.3 million in 2022. The charges in both periods relate primarily to plant closure and consolidation activities, including severance, and other initiatives in the Company’s Assembly Components and Engineered Products segments.

Gains on Sales of Assets

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

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $0.6 million in the three months ended June 30, 2023 compared to $2.8 million in the corresponding period in 2022. This decrease was due to lower returns on plan assets impacting 2023 compared to 2022.

Interest Expense, Net

Interest expense, net was $11.1 million in the second quarter of 2023 compared to $7.6 million in the 2022 period. The increase was due to higher average outstanding borrowings and higher interest rates during the 2023 period.

Income Tax Expense

In the three months ended June 30, 2023, income tax expense was $2.1 million on pre-tax income from continuing operations of $8.7 million, representing an effective income tax rate of 24%. In the three months ended June 30, 2022, income tax expense was $2.1 million on pre-tax income of $9.0 million, an effective income tax rate of 23%.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$851.6	$727.5	$124.1	17.1%
Cost of sales	714.3	624.9	89.4	14.3%
SG&A expenses	92.1	80.7	11.4	14.1%
SG&A expenses as a percentage of net sales	10.8%	11.1%
Restructuring and other special charges	6.6	5.6	1.0	17.9%
Gains on sales of assets	(0.8)	(2.9)	2.1	*
Operating income	39.4	19.2	20.2	105.2%
Other components of pension income and other postretirement benefits expense, net	1.3	5.6	(4.3)	(76.8)%
Interest expense, net	(21.8)	(14.7)	(7.1)	48.3%
Income from continuing operations before income taxes	18.9	10.1	8.8	87.1%
Income tax (expense) benefit	(4.7)	0.7	(5.4)	*
Income from continuing operations	14.2	10.8	3.4	31.5%
Loss (income) attributable to noncontrolling interests	0.4	(0.7)	1.1	*
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	$14.6	$10.1	$4.5	44.6%

Earnings from continuing operations per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$1.20	$0.83	$0.37	44.6%
Diluted:
Continuing operations	$1.18	$0.83	$0.35	42.2%
*Calculation not meaningful

Net Sales

Net sales increased 17.1% to $851.6 million in the first six months of 2023 compared to $727.5 million in the same period in 2022. This increase was primarily due to higher customer demand in all three of our business segments and increased product pricing.

The factors explaining the changes in segment net sales for the six months ended June 30, 2023 compared to the corresponding 2022 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased 14.3% to $714.3 million in the first six months of 2023 compared to $624.9 million in the same period in 2022. The increase in cost of sales was primarily due to the increase in net sales described above. Gross margin was 16.1% in the 2023 period compared to 14.1% in the corresponding 2022 period, driven by profit flow-through from the higher sales levels and the impact of our profit-enhancement initiatives.

SG&A Expenses

SG&A expenses were $92.1 million in the first six months of 2023, compared to $80.7 million in the same period in 2022, an increase of 14.1%. As a percentage of net sales, SG&A expenses decreased to 10.8% in the first six months of 2023 compared to 11.1% in the comparable period in 2022. The improvement in SG&A expenses as a percentage of net sales was driven by the impact of fixed SG&A expenses over the higher revenue base in the 2023 period compared to the same period a year ago, which more than offset higher selling expenses as a result of higher sales levels; higher costs due to ongoing inflation; SG&A expenses of our 2022 acquisitions; and higher employee costs.

Restructuring and Other Special Charges

During the first six months of 2023, the Company recorded restructuring and other special charges of $6.6 million compared to $5.6 million in 2022. The charges in both periods relate primarily to plant closure and consolidation activities, including severance, and other initiatives in the Company’s Assembly Components and Engineered Products segments.

Gains on Sales of Assets

During the six months ended June, 30, 2023, in connection with the plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $1.4 million, resulting in a gain of $0.8 million.

During the six months ended June, 30, 2022, in connection with the plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $3.6 million, resulting in a gain of $2.5 million, and within the Assembly Components segment for cash proceeds of $0.4 million, resulting in a gain of $0.4 million.

Other Components of Pension Income and Other Postretirement Benefits Expense, Net

Other components of pension income and other postretirement benefits expense, net was $1.3 million in the first six months of 2023 compared to $5.6 million in the corresponding period in 2022. This decrease was due to lower returns on plan assets impacting 2023 compared to 2022.

Interest Expense, Net

Interest expense, net was $21.8 million in the first six months of 2023 compared to $14.7 million in the 2022 period. The increase was due primarily to higher interest rates and higher average outstanding debt balances in the 2023 period compared to the same period a year ago.

Income Tax Expense/Benefit

In the six months ended June 30, 2023, income tax expense was $4.7 million on pre-tax income from continuing operations of $18.9 million, representing an effective income tax rate of 24%. In the six months ended June 30, 2022, income tax benefit was $0.7 million on pre-tax income of $10.1 million. The benefit in 2022 included a discrete tax benefit of $3.2 million related to federal research and development tax credits.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$197.3	$175.8	$393.1	$344.6
Segment operating income	$15.4	$12.7	$29.4	$24.7
Segment operating income margin	7.8%	7.2%	7.5%	7.2%

Three months ended June 30:

Net sales increased 12.2% in the three months ended June 30, 2023 compared to the 2022 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in the power sports, heavy-duty truck, industrial and agricultural equipment, and civilian aerospace markets, as well as the sales from our 2022 acquisitions.

Segment operating income increased $2.7 million to $15.4 million for the three months ended June 30, 2023 compared to the same period in 2022, and segment operating income margin increased 60 basis points in the 2023 period compared to the same period a year ago. These increases were driven by the higher sales levels and the impact of profit-enhancement actions, partially offset by certain inflationary supply chain costs.

Six months ended June 30:

Net sales increased 14.1% in the six months ended June 30, 2023 compared to the 2022 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in the power sports, heavy-duty truck, industrial and agricultural equipment, and civilian aerospace markets, as well as the sales from our 2022 acquisitions.

Segment operating income increased $4.7 million to $29.4 million for the six months ended June 30, 2023 compared to the same period in 2022, and segment operating income margin increased 30 basis points in the 2023 period compared to the same period a year ago. These increases were driven by the higher sales levels and the impact of profit-enhancement actions, partially offset by certain inflationary supply chain costs.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$112.0	$95.4	$222.4	$193.3
Segment operating income (loss)	$8.4	$(1.4)	$15.7	$(1.9)
Segment operating income (loss) margin	7.5%	(1.5)%	7.1%	(1.0)%

Three months ended June 30:

Net sales increased 17.4% in the three months ended June 30, 2023 compared to the 2022 period. The sales increase was driven by higher customer demand and increased product pricing.

Segment operating income was $8.4 million in the three months ended June 30, 2023 compared to a loss of $1.4 million in the 2022 period. The improvement in segment operating results in the 2023 period compared to the same period in the prior year was driven by profit flow-through from the higher sales levels and the benefit of plant consolidation and other profit-improvement initiatives, including increased product pricing, all of which more than offset the impacts of inflation and higher operating costs in 2023. Restructuring and other special charges were $1.2 million in the 2023 first quarter compared to $1.5 million in the 2022 second quarter.

Six months ended June 30:

Net sales increased 15.1% in the six months ended June 30, 2023 compared to the 2022 period. The sales increase was driven by higher customer demand and increased product pricing.

Segment operating income was $15.7 million in the 2023 period compared to a loss of $1.9 million in the 2022 period. The improvement in segment operating results in the 2023 period compared to the same period in the prior year was driven by profit flow-through from the higher sales levels and the benefit of plant consolidation and other profit-improvement initiatives, including increased product pricing, all of which more than offset the impacts of inflation and higher operating costs in 2023. Restructuring and other special charges were $1.5 million in 2023 compared to $3.0 million in the 2022 period.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$118.8	$98.6	$236.1	$189.6
Segment operating income	$3.2	$7.1	$8.2	$8.9
Segment operating income margin	2.7%	7.2%	3.5%	4.7%

Three months ended June 30:

Net sales were 20.4% higher in the 2023 period compared to the 2022 period. The increase was driven by strong customer demand in both our capital equipment business and our forged and machined products business.

Segment operating income in the 2023 period decreased $3.9 million compared to the 2022 period. In our capital equipment business, operating income increased year-over-year, as profit flow-through from higher sales levels and implemented operational improvement initiatives contributed to higher profit and margins in this business. These increases were more than offset by operating losses in our forged and machined products business, which was impacted by equipment down-time and labor challenges, which impacted our two forging plants during the second quarter of 2023. In addition, during the 2023 quarter, we incurred restructuring and other special charges of $2.9 million, compared to $0.8 million in the three months ended June 30, 2022. These charges are primarily related to plant closure and consolidation activities, including severance.

Six months ended June 30:

Net sales were 24.5% higher in the 2023 period compared to the 2022 period. The increase was driven by strong customer demand in both our capital equipment business and our forged and machined products business.

Segment operating income in the 2023 period decreased $0.7 million, driven primarily by restructuring and other special charges of $4.9 million in the 2023 period compared to $1.4 million in the same period a year ago. These charges related to primarily to plant closure and consolidation activities, including severance. Excluding these charges, operating income during the 2023 period increased due to strong results in our capital equipment business as discussed in the “Three months ended June 30” section above.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$0.9	$(35.0)	$35.9
Investing activities	(13.0)	(8.7)	(4.3)
Financing activities	12.1	62.3	(50.2)
Discontinued operations	(5.1)	(7.7)	2.6
Effect of exchange rate changes on cash	0.3	(3.9)	4.2
(Decrease) increase in cash and cash equivalents	$(4.8)	$7.0	$(11.8)
Operating Activities

In the six months ended June 30, 2023, we generated positive operating cash flow of $0.9 million compared to a use of $35.0 million in the same period of 2022. The positive cash flow in the 2023 period was driven by higher income from continuing operations in the 2023 period and higher working capital usage in the 2022 period.

Investing Activities

Capital expenditures were $13.4 million in the six months ended June 30, 2023 and were primarily to provide increased capacity for future growth in our Engineered Products and Assembly Components segments, for facility consolidation in our Engineered Products segment and to maintain existing operations.

Capital expenditures were $12.7 million in the six months ended June 30, 2022 and were primarily to provide increased capacity for future growth in our Engineered Products and Assembly Components segments, for facility consolidation in our Engineered Products segment and to maintain existing operations. Additionally, in the 2022 period, the Company sold real estate for cash proceeds of $4.0 million.

Financing Activities

During the six months ended June 30, 2023, we had net debt borrowings of $18.5 million to fund a portion of our operating activities and capital expenditures. In addition, in the six months ended June 30, 2023, the Company made scheduled payments related to prior acquisitions totaling $2.0 million and cash dividend payments to shareholders totaling $3.2 million.

The Company is scheduled to pay the remaining $2.1 million balance in connection with the Charter Automotive (Changzhou) Co. Ltd. acquisition on scheduled dates in 2023 and 2024.

During the six months ended June 30, 2022, we had net debt borrowings of $66.6 million to fund our higher working capital levels. In addition, we made cash dividend payments to shareholders totaling $3.2 million.

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

As of June 30, 2023, we had total liquidity of $168.6 million, which included $53.4 million of cash and cash equivalents and $115.2 million of unused borrowing availability under our credit agreements, which included $24.3 million of suppressed availability.

The Company had cash and cash equivalents held by foreign subsidiaries of $41.9 million at June 30, 2023 and $47.8 million at December 31, 2022. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Financing Arrangement with Third Party

On December 30, 2022, the Company entered into a memorandum of understanding (the “MOU”) with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the successful completion of a definitive purchase agreement and other customary conditions. In connection with the entry into the MOU, the Company also entered into a financing arrangement with the third party pursuant to which the Company received a portion of the estimated purchase price of the Aluminum Products business, including $20.0 million of cash and a promissory note in the principal amount of $25.0 million, and recorded a financing arrangement liability of $45.0 million. The Company used the $20.0 million from this financing arrangement to repay indebtedness under its revolving credit facility. If a definitive purchase agreement between the parties is not entered into or the sale is not successfully consummated, the promissory note will be cancelled and the Company will repay the third party $20.0 million.

Finance Leases

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $4.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2023. As of June 30, 2023, the Company had additional finance leases totaling $15.4 million.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $50.625 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $50.625 million, our debt service coverage ratio must be greater than 1.0. At June 30, 2023, our calculated availability under the Credit Agreement was $86.8 million; therefore, the debt service ratio covenant did not apply.

Failure to maintain calculated availability of at least $50.625 million and meet the debt service ratio covenant could materially impact the availability and interest rate of future borrowings. Our debt service coverage ratio could be materially impacted by negative economic trends. To make certain permitted payments as defined under the Credit Agreement, including but not limited to acquisitions and dividends, we must meet defined availability thresholds ranging from $37.5 million to $50.625 million, and a defined debt service coverage ratio of 1.15.

As our calculated availability under the Credit Agreement was above $50.625 million, we were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2023. While we expect to remain in compliance throughout 2023, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $3.2 million during the six months ended June 30, 2023. On July 21, 2023, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 18, 2023 to shareholders of record as of the close of business on August 4, 2023 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our ability to consummate the sale of our Aluminum Products business for any reason, including the inability to enter into a definitive purchase agreement; the impact supply chain issues such as the global semiconductor micro-chip shortage and logistic issues have on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the conflict between Russia and Ukraine, or political unrest, including the rising tension between China and the United States; public health issues, including the outbreak of infectious diseases and any impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of June 30, 2023, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.5 million during the six-month period ended June 30, 2023.

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

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2023:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2023	1,604	(2)	$12.40	—	444,424
May 1 — May 31, 2023	406	(2)	16.11	—	444,424
June 1 — June 30, 2023	65,733	(2)	17.31	—	444,424
Total	67,743		$17.19	—	444,424

(1)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.
(2)Consists of an aggregate total of 67,743 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 5.	Other Information

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are included herein:

10.1
Park-Ohio Holdings Corp. 2021 Equity and Incentive Compensation Plan (Amended and Restated Effective May 17, 2023) (incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 23, 2023, Registration No. 333-225915) and incorporated by reference and made a part hereof)

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
Date: August 3, 2023