Form 10-Q
period 2024-06-30
PARK OHIO HOLDINGS CORP
filed 2024-08-08
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 31, 2024: 13,180,028 shares.
2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$59.9	$54.8
Accounts receivable, net	275.5	263.3
Inventories, net	427.8	411.1
Other current assets	100.9	95.2
Total current assets	864.1	824.4
Property, plant and equipment, net	184.1	184.9
Operating lease right-of-use assets	43.8	44.7
Goodwill	114.1	110.2
Intangible assets, net	74.5	73.3
Other long-term assets	100.0	103.2
Total assets	$1,380.6	$1,340.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$194.7	$204.0
Current portion of long-term debt and short-term debt	13.1	9.4
Current portion of operating lease liabilities	11.7	10.6
Accrued expenses and other	137.5	139.6
Total current liabilities	357.0	363.6
Long-term liabilities, less current portion:
Long-term debt	670.3	633.4
Long-term operating lease liabilities	32.3	34.4
Other long-term liabilities	19.1	19.4
Total long-term liabilities	721.7	687.2
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	293.8	280.4
Noncontrolling interests	8.1	9.5
Total equity	301.9	289.9
Total liabilities and shareholders' equity	$1,380.6	$1,340.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Net sales	$432.6	$428.1	$850.2	$851.6
Cost of sales	359.4	358.0	705.6	714.3
Selling, general and administrative expenses	47.4	46.8	94.5	92.1
Restructuring, acquisition-related and other special charges	1.2	4.1	1.5	6.6
Gains on sales of assets	—	—	—	(0.8)
Operating income	24.6	19.2	48.6	39.4
Other components of pension and other postretirement benefits income, net	1.4	0.6	2.7	1.3
Interest expense, net	(12.0)	(11.1)	(23.9)	(21.8)
Income from continuing operations before income taxes	14.0	8.7	27.4	18.9
Income tax expense	(2.6)	(2.1)	(5.9)	(4.7)
Income from continuing operations	11.4	6.6	21.5	14.2
Loss attributable to noncontrolling interests	0.9	0.5	1.4	0.4
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	12.3	7.1	22.9	14.6
Loss from discontinued operations, net of tax (Note 5)	(0.4)	(1.7)	(1.4)	(3.4)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$11.9	$5.4	$21.5	$11.2

Earnings (loss) per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$0.98	$0.58	$1.85	$1.20
Discontinued operations	$(0.03)	$(0.14)	(0.11)	(0.28)
Total	$0.95	$0.44	$1.74	$0.92
Diluted:
Continuing operations	$0.95	$0.57	$1.79	$1.18
Discontinued operations	$(0.03)	$(0.14)	(0.11)	(0.28)
Total	$0.92	$0.43	$1.68	$0.90

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net income attributable to Park-Ohio Holdings Corp. common shareholders before noncontrolling interest	$11.0	$4.9	$20.1	$10.8
Other comprehensive (loss) income, net of tax:
Currency translation	(3.1)	2.2	(4.9)	5.5
Foreign currency forward contracts	(1.1)	(0.2)	(1.1)	(0.4)
Pension and other postretirement benefits	0.4	0.9	0.9	2.9
Total other comprehensive (loss) income	(3.8)	2.9	(5.1)	8.0
Total comprehensive income, net of tax	7.2	7.8	15.0	18.8
Comprehensive loss attributable to noncontrolling interests	0.9	0.5	1.4	0.4
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$8.1	$8.3	$16.4	$19.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2024	17,029,938	$17.0	$155.9	$240.1	$(88.9)	$(43.7)	$9.5	$289.9
Other comprehensive income (loss)	—	—	—	9.6	—	(1.3)	(0.5)	7.8
Stock-based compensation expense	—	—	1.5	—	—	—	—	1.5
Stock-based compensation activity	3,065	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)		—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	17,033,003	17.0	157.4	248.1	(89.0)	(45.0)	9.0	297.5
Other comprehensive income (loss)	—	—	—	11.9	—	(3.8)	(0.9)	7.2
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2
Stock-based compensation activity	132,012	0.2	(0.2)	—	—	—	—	—
Dividends	—	—	—	(1.7)	—	—	—	(1.7)
Payments of withholding taxes on share awards	—	—	—	—	(2.3)	—	—	(2.3)
Balance at June 30, 2024	17,165,015	$17.2	$158.4	$258.3	$(91.3)	$(48.8)	$8.1	$301.9

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2023	16,653,928	$16.6	$149.8	$238.8	$(86.9)	$(61.8)	$11.4	$267.9
Other comprehensive income	—	—	—	5.8	—	5.1	0.1	11.0
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Stock-based compensation activity	9,535	0.1	(0.1)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Balance at March 31, 2023	16,663,463	16.7	151.3	243.0	(86.9)	(56.7)	11.5	278.9
Other comprehensive income (loss)	—	—	—	5.4	—	2.9	(0.5)	7.8
Stock-based compensation expense	—	—	1.7	—	—	—	—	1.7
Stock-based compensation activity	309,237	0.3	(0.3)	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(1.2)	—	—	(1.2)
Balance at June 30, 2023	16,972,700	$17.0	$152.7	$246.8	$(88.1)	$(53.8)	$11.0	$285.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends per common share	$0.125	$0.125	$0.250	$0.250

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$21.5	$14.2
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	16.7	15.5
Stock-based compensation expense	2.7	3.3
Gain on sale of assets	—	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	(10.1)	(8.8)
Inventories	(11.3)	3.0
Prepaid and other current assets	(1.4)	(14.1)
Accounts payable and accrued expenses	(13.4)	(15.1)
Other	(5.1)	3.7
Net cash (used in) provided by operating activities from continuing operations	(0.4)	0.9
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(13.2)	(13.4)
Proceeds from sales of assets	—	1.4
Business acquisitions, net of cash acquired	(11.0)	(1.0)
Net cash used in investing activities from continuing operations	(24.2)	(13.0)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	38.2	14.2
Payments on other debt	(3.1)	(0.8)
Proceeds from other debt	8.5	4.2
(Payments on) proceeds from finance lease facilities, net	(1.8)	0.9
Payments related to prior acquisitions	(0.8)	(2.0)
Dividends	(3.3)	(3.2)
Payments of withholding taxes on share awards	(2.4)	(1.2)
Net cash provided by financing activities from continuing operations	35.3	12.1
DISCONTINUED OPERATIONS:
Total used by operating activities	(4.1)	(2.2)
Total used by investing activities	—	(1.7)
Total used by financing activities	—	(1.2)
Decrease in cash and cash equivalents from discontinued operations	(4.1)	(5.1)
Effect of exchange rate changes on cash	(1.5)	0.3
Increase (decrease) in cash and cash equivalents	5.1	(4.8)
Cash and cash equivalents at beginning of period	54.8	58.2
Cash and cash equivalents at end of period	$59.9	$53.4
Interest paid	$23.3	$22.6
Income taxes paid	$5.7	$4.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
PRODUCT LINE
Supply Technologies	$173.8	$171.5	$341.4	$341.9
Engineered specialty fasteners and other products	28.8	25.8	58.1	51.2
Supply Technologies Segment	202.6	197.3	399.5	393.1

Fuel, rubber and plastic products	103.1	112.0	210.3	222.4
Assembly Components Segment	103.1	112.0	210.3	222.4

Industrial equipment	93.8	88.1	173.2	172.5
Forged and machined products	33.1	30.7	67.2	63.6
Engineered Products Segment	126.9	118.8	240.4	236.1

Total revenues	$432.6	$428.1	$850.2	$851.6

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2024
GEOGRAPHIC REGION
United States	$119.5	$68.6	$70.2	$258.3
Europe	39.8	4.2	21.2	65.2
Asia	19.6	8.0	20.3	47.9
Mexico	19.5	13.2	5.8	38.5
Canada	4.0	8.0	5.4	17.4
Other	0.2	1.1	4.0	5.3
Total	$202.6	$103.1	$126.9	$432.6

Three Months Ended June 30, 2023
GEOGRAPHIC REGION
United States	$121.3	$82.8	$68.4	$272.5
Europe	38.6	4.6	14.9	58.1
Asia	15.3	6.2	19.4	40.9
Mexico	18.1	9.4	3.9	31.4
Canada	3.9	8.0	7.5	19.4
Other	0.1	1.0	4.7	5.8
Total	$197.3	$112.0	$118.8	$428.1

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2024
GEOGRAPHIC REGION
United States	$233.0	$140.1	$133.9	$507.0
Europe	78.8	8.7	40.1	127.6
Asia	40.3	16.5	35.2	92.0
Mexico	38.9	26.9	9.5	75.3
Canada	7.8	15.9	13.2	36.9
Other	0.7	2.2	8.5	11.4
Total	$399.5	$210.3	$240.4	$850.2

Six Months Ended June 30, 2023
GEOGRAPHIC REGION
United States	$240.4	$163.8	$136.8	$541.0
Europe	77.6	9.1	30.5	117.2
Asia	30.4	11.9	35.9	78.2
Mexico	36.7	19.9	8.6	65.2
Canada	7.1	15.5	15.3	37.9
Other	0.9	2.2	9.0	12.1
Total	$393.1	$222.4	$236.1	$851.6

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $52.1 million and $59.9 million at June 30, 2024 and December 31, 2023, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $50.9 million and $53.9 million at June 30, 2024 and December 31, 2023, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
Results by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
NET SALES OF CONTINUING OPERATIONS:
Supply Technologies	$202.6	$197.3	$399.5	$393.1
Assembly Components	103.1	112.0	210.3	222.4
Engineered Products	126.9	118.8	240.4	236.1
	$432.6	$428.1	$850.2	$851.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Supply Technologies	$19.0	$15.4	$38.5	$29.4
Assembly Components	6.9	8.4	15.5	15.7
Engineered Products	6.3	3.2	9.8	8.2
Total segment operating income	32.2	27.0	63.8	53.3
Corporate costs	(7.6)	(7.8)	(15.2)	(14.7)
Gains on sales of assets	—	—	—	0.8
Operating income	24.6	19.2	48.6	39.4
Other components of pension and other postretirement benefits income, net	1.4	0.6	2.7	1.3
Interest expense, net	(12.0)	(11.1)	(23.9)	(21.8)
Income from continuing operations before income taxes	$14.0	$8.7	$27.4	$18.9

NOTE 5 — Discontinued Operations
On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom Automotive Group for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling up to $15.0 million payable to the Company on approximately the one-year anniversary of the sale, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. The fair value of this contingent consideration, valued using recurring level 3 inputs, was approximately $9.7 million as of June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net sales	$—	$45.4	$—	$92.3
Cost of sales	—	42.5	—	88.0
Selling, general and administrative	—	4.5	—	7.6
Operating loss	—	(1.6)	—	(3.3)
Interest expense	—	(0.8)	—	(1.5)
Loss from operation of discontinued operations	—	(2.4)	—	(4.8)
Loss from sale of discontinued operations	(0.5)	—	(1.8)	—
Income tax benefit	0.1	0.7	0.4	1.4
Loss from discontinued operations, net of tax	$(0.4)	$(1.7)	$(1.4)	$(3.4)

NOTE 6 — Acquisitions

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

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

During the second quarter of 2024, the Company paid $0.8 million related to the deferred purchase price for the 2022 acquisition of Charter Automotive (Changzhou) Co. Ltd. (“Charter”).

During the second half of 2024, the Company is scheduled to pay $2.2 million related to the remaining deferred purchase price for the 2022 acquisitions of Charter and Southern Fasteners & Supply, Inc.

NOTE 7 — Inventories

Inventories, net consist of the following:

	June 30, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$114.1	$107.6
Work-in-process	56.4	50.1
Finished goods	257.3	253.4
Inventories, net	$427.8	$411.1

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Beginning balance	$6.2	$5.4	$5.5	$5.2
Claims paid	(0.4)	(0.4)	(0.8)	(1.3)
Warranty expense	0.2	1.3	0.8	2.3
Acquisition	—	—	0.6	—
Foreign currency translation	(0.2)	(0.5)	(0.3)	(0.4)
Ending balance	$5.8	$5.8	$5.8	$5.8

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended June 30, 2024, income tax expense was $2.6 million on pre-tax income from continuing operations of $14.0 million, representing an effective income tax rate of 19%. The three months ended June 30, 2024 income tax expense benefited from discrete tax benefits of $0.4 million related to stock-based compensation. In the three months ended June 30, 2023, income tax expense was $2.1 million on pre-tax income of $8.7 million, representing an effective income tax rate of 24%.

In the six months ended June 30, 2024, income tax expense was $5.9 million on pre-tax income from continuing operations of $27.4 million, representing an effective income tax rate of 22%. In the six months ended June 30, 2023, income tax expense was $4.7 million on pre-tax income of $18.9 million, representing an effective income tax rate of 25%.

NOTE 10 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2024	June 30, 2024	December 31, 2023
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	6.93% - 6.95%	301.6	263.5
Finance Leases	Various	Various	14.5	16.3
Other	Various	Various	19.7	15.9
Total debt			685.8	645.7
Less: Current portion of long-term debt and short-term debt			(13.1)	(9.4)
Less: Unamortized debt issuance costs			(2.4)	(2.9)
Total long-term debt			$670.3	$633.4

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

In September 2023, Park-Ohio Industries, Inc. (“Park-Ohio”) amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of June 30, 2024, we had borrowing availability of $84.4 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $40.4 million at June 30, 2024 and $32.8 million at December 31, 2023.

In 2017, Park-Ohio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of Park-Ohio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of Park-Ohio.
The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2024	December 31, 2023
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$335.4	$330.2

The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 11 — Stock-Based Compensation

A summary of restricted share activity for the six months ended June 30, 2024 is as follows:

	2024
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	755,064	$18.70
Granted(a)	172,950	25.32
Vested	(280,157)	19.38
Canceled or expired	(35,698)	18.26
Outstanding - end of period	612,159	$20.28
(a) - Included in this amount are 2,175 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.2 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. Total stock-based compensation expense was $2.7 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $9.0 million of unrecognized compensation

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.1 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 119 cases asserting claims on behalf of 169 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and six months ended June 30, 2024 and 2023 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(In millions)
Service costs	$1.1	$1.3	$2.3	$2.5	$—	$—	$—	$—
Interest costs	0.8	0.9	1.7	1.7	—	0.1	0.1	0.2
Expected return on plan assets	(2.6)	(2.5)	(5.3)	(5.0)	—	—	(0.1)	(0.1)
Recognized net actuarial loss	0.4	0.9	0.8	1.8	—	—	0.1	0.1
Net periodic benefit (income) expense	$(0.3)	$0.6	$(0.5)	$1.0	$—	$0.1	$0.1	$0.2

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
Beginning balance	$(32.3)	$—	$(12.7)	$(45.0)	$(35.4)	$0.3	$(21.6)	$(56.7)
Currency translation(a)	(3.1)	—	—	(3.1)	2.2	—	—	2.2
Foreign currency forward contracts, net of tax	—	(1.1)	—	(1.1)	—	(0.2)	—	(0.2)
Pension and OPEB activity, net of tax	—	—	0.4	0.4	—	—	0.9	0.9
Ending balance	$(35.4)	$(1.1)	$(12.3)	$(48.8)	$(33.2)	$0.1	$(20.7)	$(53.8)

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
Beginning balance	$(30.5)	$—	$(13.2)	$(43.7)	$(38.7)	$0.5	$(23.6)	$(61.8)
Currency translation (a)	(4.9)	—	—	(4.9)	5.5	—	—	5.5
Foreign currency forward contracts	—	(1.1)	—	(1.1)	—	(0.4)	—	(0.4)
Pension and OPEB activity, net of tax	—	—	0.9	0.9	—	—	2.9	2.9
Ending balance	$(35.4)	$(1.1)	$(12.3)	$(48.8)	$(33.2)	$0.1	$(20.7)	$(53.8)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

NOTE 15 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Weighted-average basic shares outstanding	12.5	12.2	12.4	12.2
Plus: Dilutive impact of employee stock awards	0.4	0.2	0.4	0.2
Weighted-average diluted shares outstanding	12.9	12.4	12.8	12.4

Certain restricted stock awards are anti-dilutive and therefore excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.0 million and 0.2 million for the three months ended June 30, 2024 and 2023, respectively, and 0.0 million and 0.2 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 16 — Subsequent Event

On July 19, 2024, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 19, 2024 to shareholders of record as of the close of business on August 2, 2024 and will result in a cash outlay of approximately $1.6 million.

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

During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Report on Form 10-Q. On December 29, 2023, the Company sold this business to Angstrom Automotive Group for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of financial lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling up to $15.0 million payable to the Company on approximately the one-year anniversary of the sale, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. See Note 5, “Discontinued Operations,” to the condensed consolidated financial statements, included elsewhere herein.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$432.6	$428.1	$4.5	1.1%
Cost of sales	359.4	358.0	1.4	0.4%
Selling, general and administrative (“SG&A”) expenses	47.4	46.8	0.6	1.3%
SG&A expenses as a percentage of net sales	11.0%	10.9%
Restructuring, acquisition-related and other special charges	1.2	4.1	(2.9)	(70.7)%
Operating income	24.6	19.2	5.4	28.1%
Other components of pension and other postretirement benefits income, net	1.4	0.6	0.8	*
Interest expense, net	(12.0)	(11.1)	(0.9)	8.1%
Income before income taxes	14.0	8.7	5.3	60.9%
Income tax expense	(2.6)	(2.1)	(0.5)	23.8%
Income from continuing operations	11.4	6.6	4.8	72.7%
Loss attributable to noncontrolling interest	0.9	0.5	0.4	80.0%
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	$12.3	$7.1	$5.2	73.2%

Income per common share from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$0.98	$0.58	$0.40	69.0%
Diluted:
Continuing operations	$0.95	$0.57	$0.38	66.7%
*Calculation not meaningful

Net Sales

Net sales increased 1.1% to $432.6 million in the second quarter of 2024 compared to $428.1 million in the same period in 2023. This increase was primarily due to higher customer demand in our Supply Technologies and Engineered Products segments.

The factors explaining the changes in segment net sales for the three months ended June 30, 2024 compared to the corresponding 2023 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased to $359.4 million in the second quarter of 2024 compared to $358.0 million in the same period in 2023. The increase in cost of sales was primarily due to the increase in net sales for the 2024 period compared to the corresponding period in 2023, partially offset by the impact of ongoing profit improvement initiatives. Gross margin was 16.9% in the 2024 period compared to 16.4% in the corresponding 2023 period, driven by improved profitability in our Supply Technologies segment; higher sales and improved margins in our capital equipment business; and ongoing profit improvement initiatives.

SG&A Expenses

SG&A expenses were $47.4 million in the second quarter of 2024 compared to $46.8 million in the comparable period in 2023, an increase of 1.3%. As a percentage of net sales, SG&A expenses was 11.0% in the second quarter of 2024 compared to

10.9% in corresponding 2023 period. The SG&A expense increase as a percentage of net sales was driven by higher selling expenses as a result of higher sales levels; higher costs due to ongoing inflation; and higher employee costs.

Restructuring, Acquisition-Related and Other Special Charges

During the second quarter of 2024, the Company recorded charges of $1.2 million in connection with restructuring and other special charges, primarily in our Engineered Products segment.

During the second quarter of 2023, the Company recorded restructuring and other special charges of $4.1 million, primarily in our Assembly Components and Engineered Products segments.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $1.4 million in the quarter ended June 30, 2024 compared to $0.6 million in the corresponding quarter in 2023. This increase was due to lower net actuarial losses impacting 2024 compared to 2023.

Interest Expense, Net

Interest expense, net was $12.0 million in the second quarter of 2024 compared to $11.1 million in the 2023 second quarter. The increase was due primarily to higher interest rates, offset slightly by lower average outstanding debt balances in the 2024 second quarter compared to the same quarter a year ago.

Income Tax Expense

In the three months ended June 30, 2024, income tax expense was $2.6 million on pre-tax income from continuing operations of $14.0 million, representing an effective income tax rate of 19%. The three months ended June 30, 2024 income tax expense benefited from discrete tax benefits of $0.4 million related to stock-based compensation. In the three months ended June 30, 2023, income tax expense was $2.1 million on pre-tax income of $8.7 million, representing an effective income tax rate of 24%.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$850.2	$851.6	$(1.4)	(0.2)%
Cost of sales	705.6	714.3	(8.7)	(1.2)%
SG&A expenses	94.5	92.1	2.4	2.6%
SG&A expenses as a percentage of net sales	11.1%	10.8%
Restructuring, acquisition-related and other special charges	1.5	6.6	(5.1)	(77.3)%
Gains on sales of assets	—	(0.8)	0.8	*
Operating income	48.6	39.4	9.2	23.4%
Other components of pension and other postretirement benefits income, net	2.7	1.3	1.4	*
Interest expense, net	(23.9)	(21.8)	(2.1)	9.6%
Income from continuing operations before income taxes	27.4	18.9	8.5	45.0%
Income tax expense	(5.9)	(4.7)	(1.2)	25.5%
Income from continuing operations	21.5	14.2	7.3	51.4%
Loss attributable to noncontrolling interests	1.4	0.4	1.0	*
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	$22.9	$14.6	$8.3	56.8%

Earnings from continuing operations per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$1.85	$1.20	$0.65	54.2%
Diluted:
Continuing operations	$1.79	$1.18	$0.61	51.7%
*Calculation not meaningful

Net Sales

Net sales decreased 0.2% to $850.2 million in the first six months of 2024 compared to $851.6 million in the same period in 2023. This decrease was primarily due to lower sales in the Assembly Components segment.

The factors explaining the changes in segment net sales for the six months ended June 30, 2024 compared to the corresponding 2023 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $705.6 million in the first six months of 2024 compared to $714.3 million in the same period in 2023, driven by ongoing profit improvement initiatives and the decrease in net sales described above. Gross margin was 17.0% in the 2024 period compared to 16.1% in the corresponding 2023 period. The year-over-year gross margin improvement was driven by improved operating profit in our Supply Technologies segment; higher sales and improved margins in our capital equipment business; and ongoing profit improvement initiatives.

SG&A Expenses

SG&A expenses were $94.5 million in the first six months of 2024, compared to $92.1 million in the same period in 2023, an increase of 2.6%. As a percentage of net sales, SG&A expenses were 11.1% in the first six months of 2024 compared to 10.8% in the comparable period in 2023. These increases were driven by ongoing inflation and higher employee costs.

Restructuring, Acquisition-Related and Other Special Charges

During 2024, the Company recorded acquisition-related charges of $0.3 million in connection with the acquisition of EMA Indutec GmbH (“EMA”), as well as $1.2 million in connection restructuring and other special charges, primarily in our Engineered Products segment.

During 2023, the Company recorded restructuring, acquisition-related and other special charges of $6.6 million, primarily in our Assembly Components and Engineered Products segments.

Gains on Sales of Assets

During 2023, in connection with the plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $1.4 million, resulting in a gain of $0.8 million.

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $2.7 million in the first six months of 2024 compared to $1.3 million in the corresponding period in 2023. This increase was due to lower net actuarial losses impacting 2024 compared to 2023.

Interest Expense, Net

Interest expense, net was $23.9 million in the first six months of 2024 compared to $21.8 million in the 2023 period. The increase was due primarily to higher interest rates, offset slightly by lower average outstanding debt balances in the 2024 period compared to the same period a year ago.

Income Tax Expense

In the six months ended June 30, 2024, income tax expense was $5.9 million on pre-tax income from continuing operations of $27.4 million, representing an effective income tax rate of 22%. In the six months ended June 30, 2023, income tax expense was $4.7 million on pre-tax income of $18.9 million, representing an effective income tax rate of 25%.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$202.6	$197.3	$399.5	$393.1
Segment operating income	$19.0	$15.4	$38.5	$29.4
Segment operating income margin	9.4%	7.8%	9.6%	7.5%

Three months ended June 30:

Net sales increased $5.3 million in the three months ended June 30, 2024 compared to the 2023 period due continued strong demand in many of the Company's key end markets, with the largest increases in the aerospace and defense, heavy-duty truck, off-road construction, electrical distribution and consumer electronics end markets, partially offset by sales decreases in the semiconductor and agricultural and industrial equipment end markets. In addition, net sales benefited from higher customer demand for our proprietary products throughout North America and Europe in our fastener manufacturing business.

Segment operating income increased $3.6 million to $19.0 million in the three months ended June 30, 2024 compared to the 2023 period, and segment operating income margin increased 160 basis points in the 2024 period compared to the same period a year ago. These increases were due primarily to an increase in sales of higher-margin products, lower operating costs in our supply chain business, ongoing profit-improvement initiatives and continued strong demand in our fastener manufacturing business.

Six months ended June 30:

Net sales increased $6.4 million in the six months ended June 30, 2024 compared to the 2023 period due continued strong demand in most of the Company's key end markets, with the largest increases in the aerospace and defense and heavy-duty truck end markets, partially offset by decreases in the agricultural and industrial equipment, semiconductor and truck and truck-related equipment end markets. In addition, net sales benefited from higher customer demand for our proprietary products throughout North America and Europe in our fastener manufacturing business.

Segment operating income increased $9.1 million to $38.5 million in the six months ended June 30, 2024 compared to the 2023 period, and segment operating income margin increased 210 basis points in the 2024 period compared to the same period a year ago. These increases were due primarily to an increase in sales of higher-margin products and lower operating costs in our supply chain business, and strong demand in our fastener manufacturing business.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$103.1	$112.0	$210.3	$222.4
Segment operating income	$6.9	$8.4	$15.5	$15.7
Segment operating income margin	6.7%	7.5%	7.4%	7.1%

Three months ended June 30:

Net sales were $8.9 million lower in the three months ended June 30, 2024 compared to the 2023 period. The decrease was due primarily to lower product pricing on certain legacy programs and lower unit volumes primarily on end-of-life programs, partially offset by higher product pricing on certain other programs.

Segment operating decreased to $6.9 million in the three months ended June 30, 2024 compared to $8.4 million in the 2023 period. The decrease was due to the lower product pricing and unit volumes, which were partially offset by profit enhancement initiatives in the 2024 period. During the 2023 period, we incurred restructuring and other special charges of $1.2 million.

Six months ended June 30:

Net sales were $12.1 million lower in the six months ended June 30, 2024 compared to the 2023 period. The decrease was due primarily to lower product pricing on certain legacy programs and lower unit volumes primarily on end-of-life programs, partially offset by higher product pricing on certain other programs.

Segment operating income of $15.5 million in the six months ended June 30, 2024 was in-line with the 2023 period. Segment operating income margin increased 30 basis points in the 2024 period compared to a year ago. The improvement in segment operating margin in the 2024 period compared to the same period a year ago was driven by the benefit of ongoing profit improvement initiatives and completed plant closure and consolidation actions, which more than offset the impact of lower product pricing and unit volumes. During the 2023 period, we incurred restructuring and other special charges of $1.5 million.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$126.9	$118.8	$240.4	$236.1
Segment operating income	$6.3	$3.2	$9.8	$8.2
Segment operating income margin	5.0%	2.7%	4.1%	3.5%

Three months ended June 30:

Net sales increased 6.8% in the 2024 period compared to the 2023 period. The increase was driven by higher sales in both our new capital equipment and aftermarket parts and services primarily in North America, as well as strong sales in the aerospace and defense industry.

Segment operating income in the 2024 period increased $3.1 million compared to the 2023 period. Segment operating income margin increased 230 basis points in the 2024 period compared to the 2023 period. These increases were driven by higher sales and improved margins in our capital equipment business, which more than offset lower unit volumes and margins in our forged and machined products business.

Six months ended June 30:

Net sales increased 1.8% in the 2024 period compared to the 2023 period. The increase was driven by higher capital equipment sales and higher sales in our forged and machined products business.

Segment operating income in the 2024 period increased $1.6 million compared to the 2023 period as a result of the higher sales and margins in our capital equipment business offset by higher operating costs in our forged and machined products business. During the 2024 and 2023 periods, we incurred restructuring and other special charges of $1.3 million and $4.9 million, respectively.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided (used) by:	(In millions)
Operating activities	$(0.4)	$0.9	$(1.3)
Investing activities	(24.2)	(13.0)	(11.2)
Financing activities	35.3	12.1	23.2
Discontinued operations	(4.1)	(5.1)	1.0
Effect of exchange rate changes on cash	(1.5)	0.3	(1.8)
Increase (decrease) in cash and cash equivalents	$5.1	$(4.8)	$9.9
Operating Activities

In the six months ended June 30, 2024, we used cash of $0.4 compared to generating cash of $0.9 million in the same period of 2023.

Investing Activities

Capital expenditures were $13.2 million in the six months ended June 30, 2024 and were primarily to provide increased capacity for future growth in our Engineered Products and Assembly Components segments, to maintain existing operations and for information system implementation. Additionally, during the six months ended June 30, 2024, the Company paid $11.0 million, net of cash acquired for the EMA acquisition.

Capital expenditures were $13.4 million in the six months ended June 30, 2023 and were primarily to provide increased capacity for future growth in our Engineered Products and Assembly Components segments, for facility consolidation in our Engineered Products segment and to maintain existing operations.

Financing Activities

During the six months ended June 30, 2024, we had net debt borrowings of $41.8 million to fund capital expenditures and the EMA acquisition. In addition, in the six months ended June 30, 2024, the Company made scheduled payments related to prior acquisitions totaling $0.8 million and made cash dividend payments to shareholders totaling $3.3 million.

During the six months ended June 30, 2023, we had net debt borrowings of $18.5 million to fund our capital expenditures, made scheduled payments related to prior acquisitions totaling $2.0 million and made cash dividend payments to shareholders totaling $3.2 million.

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

As of June 30, 2024, we had total liquidity of $158.2 million, which included $59.9 million of cash and cash equivalents and $98.3 million of unused borrowing availability under our credit agreements and excluded $2.4 million of suppressed availability.

The Company had cash and cash equivalents held by foreign subsidiaries of $49.4 million at June 30, 2024 and $44.6 million at December 31, 2023. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Credit Agreement

In September 2023, Park-Ohio amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027.

Finance Leases

As of June 30, 2024, the Company had finance leases totaling $14.5 million.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $50.625 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $50.625 million, our debt service coverage ratio must be greater than 1.0. At June 30, 2024, our calculated availability under the Credit Agreement was $84.4 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $50.625 million, we were also in compliance with the other covenants contained in the revolving credit facility as of June 30, 2024. While we expect to remain in compliance throughout 2024, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company declared and paid dividends to shareholders of $3.3 million during the six months ended June 30, 2024. On July 19, 2024, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on August 16, 2024 to shareholders of record as of the close of business on August 2, 2024 and will result in a cash outlay of approximately $1.6 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

We are exposed to market risk, including changes in interest rates. As of June 30, 2024, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.5 million during the six-month period ended June 30, 2024.

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

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2024:

We were a co-defendant in 119 cases asserting claims on behalf of 169 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2024	—	(2)	$—	—	443,207
May 1 — May 31, 2024	32,402	(2)	26.16	—	443,207
June 1 — June 30, 2024	59,443	(2)	25.19	—	443,207
Total	91,845		$25.53	—	443,207

(1)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.
(2)Consists of an aggregate total of 91,845 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 5.	Other Information

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are included herein:

4.1
Amendment No. 9 to the Seventh Amended and Restated Credit Agreement, dated April 10, 2024, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager

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
Date: August 8, 2024