Form 10-K
period 2024-12-31
PARK OHIO HOLDINGS CORP
filed 2025-03-06
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness         of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $365,032,223 based on the closing price of $25.89 per share of the registrant’s Common Stock on June 28, 2024.

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 28, 2025: 14,230,992.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 15, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2024, we employed approximately 6,300 people.
On December 29, 2023, the Company completed the sale to Angstrom Automotive Group of its Aluminum Products business, which has been classified as a discontinued operation for all periods presented.
The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2024	$775.8 million	$398.7 million	$481.7 million
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
The Company consists of the following segments:

Supply Technologies
Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate approximately 80 logistics service centers in the United States, Mexico, Canada, Czech Republic, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Wales, Northern Ireland and Ireland, including production sourcing and support centers in the United States and Asia. Through our supply chain management programs, we supply more than 280,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
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
Markets and Customers.    For the year ended December 31, 2024, approximately 57% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells to over 7,500 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 34% and 36% of the sales of Supply Technologies in 2024 and 2023, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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
Assembly Components operates 11 manufacturing facilities and three technical offices in the United States, Mexico, China, the United Kingdom and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers.    For the year ended December 31, 2024, approximately 66% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 55% and 57% of segment sales for 2024 and 2023, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Engineered Products
Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in 13 domestic facilities throughout the United States and 19 international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India, Japan, Spain, France and Brazil.
Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 48% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.

Markets and Customers.    For the year ended December 31, 2024, approximately 54% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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
Human Capital Resources
As of December 31, 2024, we employed approximately 6,300 employees in our operations around the world. Approximately 2,500 of these employees are in the United States, while the remaining 3,800 are employed in other countries. Approximately 33% of our employees are covered by a collective bargaining agreement.

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

Training & Talent Development: The Company is committed to continued development of our workforce. Training is provided in several formats. In addition, various internship programs and informal mentoring demonstrate the Company’s ongoing commitment and initiatives toward accelerating our future leaders.

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
Information About our Executive Officers
Information with respect to our executive officers as of March 6, 2025, is as follows:

Name	Age	Position
Matthew V. Crawford	55	Chairman of the Board, Chief Executive Officer and President
Patrick W. Fogarty	63	Vice President and Chief Financial Officer
Robert D. Vilsack	64	Chief Legal and Administrative Officer, Corporate Secretary
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

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, oil and gas, electrical distribution and controls, aerospace and defense, recreational equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade, which have been adversely affected by inflation and could be adversely affected by tariffs and the renegotiation of trade agreements. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.
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
The new U.S. presidential administration has announced tariffs on goods manufactured abroad, including goods manufactured in China, Mexico and Canada, as well as on steel and aluminum. These tariffs will increase costs for certain goods imported into the United States, including certain of our raw materials and components, which will increase our costs. Our inability to pass along our increased costs to our customers, in whole or in part, could have a material adverse effect on our business and results of operations.
Risks Relating to Our Business and Operations
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are also highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes, such as the United Auto Workers strike in 2023. We derived 32% and 10% of our net sales during the year ended December 31, 2024 from the automotive and heavy-duty truck industries, respectively.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2024, our ten largest customers accounted for approximately 24% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
Our Supply Technologies business purchases substantially all of its component parts from third-party suppliers and manufacturers. As such, it is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. The price for our component parts could increase as a result of the tariffs imposed by the new U.S. presidential administration as well as retaliatory tariffs implemented by other governments. Additionally, failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.
The raw materials used in our production processes and by our suppliers of component parts are subject to price and supply fluctuations that could continue to increase our costs of production and adversely affect our results of operations.
Our supply of raw materials for our Assembly Components and Engineered Products businesses could continue to be interrupted or adversely affected for a variety of reasons, including supply chain constraints and price increases, tariffs, raw material price inflation, supplier delays that increase lead times and higher freight costs, among other factors, may continue to have an adverse effect on our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to various factors.
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

We may experience cybersecurity threats and cyber security incidents, breaches of, or disruptions to, our information technology systems or those of our third-party providers, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.

We utilize information technology systems in connection with our business operations, including processing orders, managing inventory and accounts receivable collections, purchasing products, maintaining cost-effective operations, routing and re-routing orders. We also depend on our information technology systems to maintain confidential, proprietary and personal information relating to our current, former and prospective employees, customers and other third parties in these systems and in systems of third-party providers who we engage in connection with the processing and storage of certain information. Our information technology systems and those of our third-party providers are subject to breaches, disruptions or damage, which may be caused by a wide array of causes, including telecommunications failures, computer failures, power outages, ransomware attacks, the deployment of harmful malware, denial-of-services attacks, computer viruses, cybersecurity incidents and other intrusions, which could result in the disruption of our operations, or information misappropriation, such as theft of intellectual property or inappropriate disclosure of personal and confidential information. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including software commonly used by companies in cloud-based services and bundled software. In addition, we could also experience data or cybersecurity incidents stemming from the intentional or negligent acts of our employees or other third parties. To the extent our information technology systems or those of our third-party providers are disabled, compromised, or disrupted, key business processes could be interrupted. Any such operational disruptions and/or misappropriation of information, whether in systems we maintain or are maintained by others, could have a material adverse effect on our business. In addition, any such damage, any cybersecurity incident, compromise or breach to our systems or those of our vendors, could result in a violation of privacy and other laws, and expose us to significant legal and financial liability, including costs related to individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, loss of intellectual property, release of confidential information, and costs related to alteration or corruption of data or systems.
We recognize the ever-present global risk of cybersecurity threats, cybersecurity incidents, and cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2024 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
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

As of December 31, 2024, we had goodwill of $111.7 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information, see Note 7, Goodwill, to the consolidated financial statements included elsewhere herein.
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
As of December 31, 2024, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 2,100 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
Labor shortages could continue to adversely affect our business, results of operations and financial condition.
Labor shortages leading to higher labor costs, production inefficiencies and plant downtime have had and could continue to have an adverse effect on our business, results of operations and financial condition. In addition, we have seen a decline in the skilled labor applicant pool and increased competition for skilled labor. In addition, labor disturbances affecting our customers could continue to impact our sales to certain key customers, particularly in the automotive and heavy-duty truck industries, which could continue to have an adverse effect on our business, results of operations and financial condition.
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
•the imposition of duties and tariffs on both imports and exports and other trade barriers;
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
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported or exported products, could have a material adverse effect on our business and results of operations.
Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. For example, our business in the European Union or elsewhere may be impacted by the conflict between Russia and Ukraine and any economic or trade sanctions enacted in response to the conflict. Any such conflict may also impact our ability to secure raw materials and exacerbate the supply chain disruption we have experienced and further limit our ability to secure certain raw materials or services. Further military action or cyberattacks by Russia to counteract any sanctions may have an impact on demand for our goods and services and adversely impact our results of operation. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
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
As of December 31, 2024, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2025, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
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
As of December 31, 2024, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 28% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.
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

Our Board of Directors (“Board”) has overall oversight responsibility for our enterprise risk management framework and cybersecurity risk management. The Board is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management, including the Vice President of Information Technology with support from our Information Technology Council, updates the Board on at least an annual basis regarding our cybersecurity programs and material cybersecurity risks and mitigation strategies. Our Vice President of Information Technology, who has more than 30-years of global information technology, systems, and IT audit experience, is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis; establishing processes to ensure that such potential cybersecurity risk exposures are monitored; putting in place appropriate mitigation measures; and maintaining cybersecurity programs. The Vice President of Technology oversees a cybersecurity team that includes experienced cybersecurity professionals with credentials such as CISSP (Certified Information Systems Security Professional), CompTIA Security+, and ISO27001. Our Vice President of Information Technology receives reports from our Information Technology Council and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Information Technology Council includes experienced information systems security professionals and information security managers. Our Information Technology Council, which is composed of technology leaders from each of our business units, collaborates on a cross-functional basis to identify practices that can counter threats and to monitor our cybersecurity programs and our cybersecurity incident response plans.

In 2024, we did not identify any material cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information about these risks, please see Part I - Item 1A. “Risk Factors - We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.”

Item 2.    Properties
As of December 31, 2024, our operations included numerous manufacturing and supply chain logistics services facilities located in 28 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.
The following table provides information relative to our principal facilities as of December 31, 2024.

Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Changzhou, China	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Solon, OH	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
	Winston-Salem, NC	Leased	Logistics and Office
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Acuna, Mexico	Leased	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Angola, IN	Owned	Manufacturing
	Birmingham, England	Owned	Manufacturing
ENGINEERED	Canton, OH	Owned	Manufacturing
PRODUCTS	Canton, OH	Leased	Manufacturing
	Newport, AR	Owned	Manufacturing
	Warren, OH	Owned	Manufacturing
	Erie, PA	Owned	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Chennai, India	Owned	Manufacturing
	Cortland, OH	Owned	Office and Manufacturing
	Valencia, Spain	Owned	Manufacturing
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
In addition to the routine claims, suits, investigations and proceedings noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2024:

We were a co-defendant in approximately 108 cases asserting claims on behalf of approximately 152 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
The number of shareholders of record of our common stock as of February 28, 2025 was 371.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the year ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
October 1 — October 31, 2024	3,698	$29.88	—	443,207
November 1 — November 30, 2024	426	32.28	—	443,207
December 1 — December 31, 2024	675	31.17	—	443,207
Total	4,799	$30.28	—	443,207

(1)Consists of an aggregate total of 4,799 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.
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
On December 29, 2023, the Company completed the sale to Angstrom Automotive Group (“Angstrom”) of its Aluminum Products business, which has been classified as a discontinued operation for all periods presented.
Subsequent Events
On January 24, 2025, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 21, 2025, to shareholders of record as of the close of business on February 7, 2025 and resulted in cash payments of $1.8 million.

RESULTS FROM CONTINUING OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The amounts below exclude discontinued operations.
2024 Compared with 2023 and 2023 Compared with 2022

				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,656.2	$1,659.7	$1,492.9	$(3.5)	—%	$166.8	11%
Cost of sales	1,374.8	1,388.3	1,282.4	(13.5)	(1)%	105.9	8%
Gross margin	17.0%	16.4%	14.1%
Selling, general and administrative ("SG&A") expenses	187.4	181.5	162.2	5.9	3%	19.3	12%
SG&A expenses as a percentage of net sales	11.3%	10.9%	10.9%
Restructuring and other special charges	4.9	6.6	17.3	(1.7)	(26)%	(10.7)	(62)%
Gains on sales of assets, net	(2.5)	(0.8)	(2.4)	(1.7)	*	1.6	*
Other expense	5.0	—	—	5.0	*	—	*
Operating income	86.6	84.1	33.4	2.5	3%	50.7	152%
Other components of pension and other postretirement benefits income, net	5.2	2.5	11.1	2.7	108%	(8.6)	(77)%
Interest expense, net	(47.4)	(45.1)	(33.8)	(2.3)	5%	(11.3)	33%
Income from continuing operations before income taxes	44.4	41.5	10.7	2.9	7%	30.8	288%
Income tax (expense) benefit	(4.9)	(8.5)	0.7	3.6	(42)%	(9.2)	1,314%
Income from continuing operations	39.5	33.0	11.4	6.5	20%	21.6	189%
Loss (income) attributable to noncontrolling interest	2.7	1.0	(1.3)	1.7	170%	2.3	177%
Income from continuing operations attributable to ParkOhio common shareholders	$42.2	$34.0	$10.1	$8.2	24%	$23.9	237%

Earnings from continuing operations per common share attributable to ParkOhio common shareholders:
Basic:
Continuing operations	$3.27	$2.76	$0.83	$0.51	18%	$1.93	233%
Diluted:
Continuing operations	$3.19	$2.72	$0.83	$0.47	17%	$1.89	228%
* Calculation not meaningful
2024 Compared with 2023
Net Sales

Net sales were $1,656.2 million in 2024 compared to $1,659.7 million in 2023, a decrease of 0.2%. The decrease was primarily due to lower sales in the Assembly Components segment, partially offset by higher sales in our Supply Technologies segment and in the capital equipment business in our Engineered Products segment.

The factors explaining the changes in segment net sales for the year ended December 31, 2024 compared to the year ended December 31, 2023 are contained in the “Segment Results” section below.
Cost of Sales and Gross Margin

Cost of sales decreased 1% to $1,374.8 million in 2024 compared to $1,388.3 million in 2023. The decrease was driven by ongoing profit improvement initiatives and the decrease in net sales described above. Gross margin was 17.0% in 2024 compared to 16.4% in 2023. The gross margin improvement was driven by improved operating profit in our Supply Technologies segment; higher sales and improved margins in our capital equipment business; and ongoing profit improvement initiatives.

SG&A Expenses

SG&A expenses increased to $187.4 million, or 11.3% of net sales, in 2024 from $181.5 million, or 10.9% of net sales, in 2023. The SG&A expense increase was driven by SG&A expenses in our acquired EMA Indutec GmbH (“EMA”) business, ongoing inflation and higher employee costs.
Restructuring and other special charges

During 2024, the Company recorded restructuring and other special charges of $4.9 million compared to $6.6 million in 2023. The charges in both years relate primarily to plant closure and consolidation activities and other initiatives in the Company’s Assembly Components and Engineered Products segments.

Gains on Sales of Assets, net

During 2024, the Company sold real estate and other assets within its Engineered Products segment for cash proceeds of $9.3 million, resulting in a net gain of $0.8 million. The Company also sold real estate within its Assembly Components segment for cash proceeds of $2.2 million, resulting in a net gain of $1.7 million. The total net gain of $2.5 million is recorded on a separate line in the Consolidated Statements of Operations and is excluded from segment income.

During 2023, in connection with its plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $1.4 million, resulting in a net gain of $0.8 million. The Company also sold other real estate for cash proceeds of $0.6 million. The total net gain of $0.8 million is recorded on a separate line in the Consolidated Statements of Operations and is excluded from segment income.
Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $5.2 million in 2024 compared to $2.5 million in 2023. The increase in 2024 was due to lower net actuarial losses impacting 2024 compared to 2023.

Interest Expense, Net

Interest expense, net increased to $47.4 million in 2024 compared to $45.1 million in 2023. The increase was due to higher average interest rates partially offset by lower average outstanding borrowings in 2024 compared to 2023. Our average effective borrowing rate was 7.0% in 2024 compared to 6.6% in 2023.

Income Tax Expense

Income tax expense in 2024 was $4.9 million on pre-tax income of $44.4 million, for an effective tax rate of 11.0%, which was less than the U.S. statutory rate of 21%, primarily as a result of the tax benefit of the research and development tax credit and the release of certain valuation allowances.

Income tax expense in 2023 was $8.5 million on pre-tax income of $41.5 million, for an effective tax rate of 20.5%, which approximated the U.S. statutory rate of 21%, as the tax benefits of the foreign tax credit and research and development tax credit were offset by the tax expense of foreign earnings, GILTI and non-deductible expenses.

SEGMENT RESULTS
For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; gains on sales of assets; other expenses; other components of pension and other postretirement benefits income, net; and interest expense, net.

Supply Technologies Segment

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net sales	$775.8	$763.4	$711.5
Segment operating income	$75.0	$59.0	$45.7
Segment operating income margin	9.7%	7.7%	6.4%

2024 Compared to 2023

Net sales increased 1.6% in 2024 compared to 2023 due to continued strong demand in many of the Company's key end markets, with the largest increases in the aerospace and defense, heavy-duty truck, electrical distribution and consumer electronics end markets, partially offset by decreases in the power sports and industrial and agricultural equipment end markets. In addition, net sales benefited from higher customer demand for our proprietary products throughout North America and Europe in our fastener manufacturing business.

Segment operating income increased $16.0 million to $75.0 million in 2024 compared to 2023, and segment operating income margin increased 200 basis points in 2024 compared to a year ago. These increases were due primarily to the increase in sales, profit improvement initiatives and higher profit flow-through from strong demand in our fastener manufacturing business.

Assembly Components Segment

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net sales	$398.7	$427.8	$388.8
Segment operating income	$25.4	$33.4	$1.1
Segment operating income margin	6.4%	7.8%	0.3%

2024 Compared to 2023

Net sales decreased 6.8% in 2024 compared to 2023 due primarily to lower product pricing on certain legacy programs and lower unit volumes primarily on end-of-life programs, partially offset by higher product pricing on certain other programs.

Segment operating income was $25.4 million in 2024 compared to $33.4 million in 2023 and segment operating income margin decreased 140 basis points in 2024 compared to a year ago. The decreases were due to the lower product pricing and unit volumes, which were partially offset by profit enhancement initiatives in 2024. During 2024 and 2023, we incurred $1.1 million and $1.5 million, respectively, of charges related to restructuring activities.

Engineered Products Segment

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net sales	$481.7	$468.5	$392.6
Segment operating income	$17.7	$19.1	$14.8
Segment operating income margin	3.7%	4.1%	3.8%

2024 Compared to 2023

Net sales were 2.8% higher in 2024 compared to 2023 driven by higher new capital equipment and aftermarket sales in our capital equipment business.

Segment operating income in 2024 decreased $1.4 million compared to 2023, and segment operating margin decreased 40 basis points in 2024 compared to 2023, as a result of higher operating costs in our forged and machined products business, partially offset by the higher sales and improved margins in our capital equipment business. In addition, restructuring and other special charges were $3.6 million in 2024 and $4.9 million in 2023.

Liquidity and Capital Resources
The following table summarizes the major components of cash flows:

	2024	2023	2022
Cash provided (used) by:	(In millions)
Operating activities	$35.0	$53.4	$(26.6)
Investing activities	(30.9)	(11.9)	(40.7)
Financing activities	1.6	(36.6)	84.6
Discontinued operations	(5.2)	(9.2)	(9.2)
Effect of exchange rate changes on cash	(2.2)	0.9	(4.0)
(Decrease) increase in cash and cash equivalents	$(1.7)	$(3.4)	$4.1

Operating Activities

In 2024, we generated positive operating cash flow of $35.0 million compared to $53.4 million in 2023. Cash flow from operating activities was lower in 2024 due to higher working capital needs, which more than offset higher profitability in 2024.

Investing Activities

Capital expenditures were $31.4 million in 2024 and $28.2 million in 2023. These capital expenditures were primarily for growth initiatives, including information technology investments, across all three of our segments, and to maintain existing operations.

In 2024 and 2023, we sold assets and received aggregate proceeds of $11.5 million and $2.0 million, respectively. See Note 5 to the consolidated financial statements included elsewhere herein for additional information. We spent $11.0 million for the acquisition of EMA. Additionally, in 2023, we received $15.5 million in connection with the sale of our Aluminum Products business.

Financing Activities
Cash provided by financing activities in 2024 included debt repayments of $16.0 million, payments related to prior acquisitions of $3.0 million, dividends to shareholders and noncontrolling interest partners totaling $7.2 million, and payments of withholding taxes on share awards of $2.6 million. On June 3, 2024, the Company entered into an agreement providing for an at-the-market (“ATM”) program authorizing the sale of up to $50.0 million of the Company's common stock. During the year ended December 31, 2024, the Company sold 550,981 shares of common stock for aggregate net proceeds of $15.9 million under the ATM program. The Company has $34.1 million remaining under the ATM program. In addition, in the third quarter of 2024, the Company sold 341,997 shares of common stock in a public offering to its pension plan for $10.0 million; and 148,612 shares of common stock, for proceeds of $4.5 million, in a private offering to Matthew V. Crawford, our Chairman of the Board, Chief Executive Officer and President, and to Crawford Capital Enterprises, LLC, an entity controlled by Edward F. Crawford, one of our Board members.

Cash used by financing activities in 2023 included debt repayments of $24.3 million, payments related to prior acquisitions of $2.9 million, dividends to shareholders and noncontrolling interest partners totaling $7.4 million, and payments of withholding taxes on share awards of $2.0 million.

Liquidity
Overall, we were able to pay down debt and fund capital expenditures in 2024 using cash flows from operations, cash proceeds from asset sales and proceeds from common stock issuances. See Note 9 to the consolidated financial statements included elsewhere herein for further discussion of our financing arrangements.
The following table summarizes our indicators of liquidity:

	2024	2023
	(Dollars in millions)
Cash and cash equivalents	$53.1	$54.8
Gross debt (excluding unamortized debt issuance costs)	$628.7	$645.7
Working capital (excluding cash and cash equivalents)	$421.8	$406.0
Net debt as a % of capitalization	60%	64%

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

As of December 31, 2024, we had $248.6 million outstanding under the revolving credit facility, and total liquidity of $198.2 million, which included cash and cash equivalents of $53.1 million and $145.1 million of unused borrowing availability under our credit arrangements.

The Company had cash and cash equivalents held by foreign subsidiaries of $43.4 million at December 31, 2024 and $44.6 million at December 31, 2023. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Finance Leases

As of December 31, 2024, the Company had finance leases totaling $17.0 million.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $50.625 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $50.625 million, our debt service coverage ratio must be greater than 1.0. At December 31, 2024, our calculated availability under the Credit Agreement was $133.5 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $50.625 million, we were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2024. While we expect to remain in compliance throughout 2025, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $6.7 million during 2024. On January 24, 2025, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 21, 2025, to shareholders of record as of the close of business on February 7, 2025 and resulted in cash payments of $1.8 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

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

Interest payable associated with our 6.625% Senior Notes due 2027 is $23.2 million due in the twelve months following December 31, 2024 and $29.9 million due thereafter.

As of December 31, 2024, our undiscounted purchase obligations were $205.5 million due in the next twelve months and $3.2 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

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
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2024, 2023 and 2022, we performed quantitative testing for each reporting unit with a goodwill balance.
Our annual goodwill impairment analysis utilizes a quantitative approach comparing the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. In applying the quantitative approach, we use the discounted cash flow method, a form of income approach, and the guideline public company method, a form of the market approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include the weighted average cost of capital (“WACC”); revenue growth rates; and operating margins used to project future cash flows for a reporting unit. The WACCs utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether that premium is reasonable based on recent market transactions.
The results of testing as of October 1, 2024, 2023 and 2022 for all reporting units confirmed that the estimated fair values exceeded carrying values, and no impairment existed as of those dates. Based on our 2024 annual impairment test, we determined that the fair value of our Forged and Machined Products Group reporting unit, which is included in our Engineered Products segment, exceeded its carrying value by approximately 10% as of the testing date. As such, we concluded that the goodwill of this reporting unit of $8.7 million as of that date was not impaired. This reporting unit was negatively impacted by equipment downtime and labor challenges, and while we believe that the current assumptions and estimates used in our goodwill testing are reasonable, supportable and appropriate, there can be no assurance that such assumptions and estimates will prove to be accurate predictions of future performance.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2024, 2023 and 2022, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2024, 2023 and 2022 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.

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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 5.55% for 2024, compared with 5.14% in 2023. For the other postretirement benefit plan, the rate is 5.43% for 2024 and 5.06% for 2023. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.50% and 7.75% for 2024 and 2023, respectively. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. As of December 31, 2024, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $248.6 million at December 31, 2024. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.5 million for the year ended December 31, 2024.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2025 expressed an unqualified opinion thereon.
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

Quantitative Impairment Assessment of Goodwill
Description of the Matter How We Addressed the Matter in Our Audit
At December 31, 2024, the Company’s goodwill was $111.7 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level for impairment utilizing a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

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
March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Park-Ohio Holdings Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park-Ohio Holdings Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EMA Indutec GmbH (“EMA”), which is included in the 2024 consolidated financial statements of the Company and constituted less than 3% of total assets as of December 31, 2024 and less than 2% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EMA.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
March 6, 2025

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53.1	$54.8
Accounts receivable, net	249.5	263.3
Inventories, net	422.9	411.1
Other current assets	110.5	95.2
Total current assets	836.0	824.4
Property, plant and equipment, net	182.9	184.9
Operating lease right-of-use assets	40.3	44.7
Goodwill	111.7	110.2
Intangible assets, net	71.9	73.3
Pension assets	85.3	75.1
Other long-term assets	37.0	28.1
Total assets	$1,365.1	$1,340.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$194.8	$204.0
Current portion of long-term debt and short-term debt	8.4	9.4
Current portion of operating lease liabilities	10.7	10.6
Accrued employee compensation	35.7	31.8
Other accrued expenses	111.5	107.8
Total current liabilities	361.1	363.6
Long-term liabilities, less current portion:
Long-term debt	618.3	633.4
Long-term operating lease liabilities	29.8	34.4
Deferred income taxes	11.7	9.0
Other long-term liabilities	7.1	10.4
Total long-term liabilities	666.9	687.2
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 18,292,490 shares in 2024 and 17,029,938 in 2023	18.3	17.0
Additional paid-in capital	190.6	155.9
Retained earnings	265.2	240.1
Treasury stock, at cost, 4,059,619 shares in 2024 and 3,958,966 shares in 2023	(91.5)	(88.9)
Accumulated other comprehensive loss	(51.8)	(43.7)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	330.8	280.4
Noncontrolling interests	6.3	9.5
Total equity	337.1	289.9
Total liabilities and shareholders' equity	$1,365.1	$1,340.7
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Net sales	$1,656.2	$1,659.7	$1,492.9
Cost of sales	1,374.8	1,388.3	1,282.4
Selling, general and administrative expenses	187.4	181.5	162.2
Restructuring and other special charges	4.9	6.6	17.3
Gains on sales of assets, net	(2.5)	(0.8)	(2.4)
Other expense	5.0	—	—
Operating income	86.6	84.1	33.4
Other components of pension and other postretirement benefits income, net	5.2	2.5	11.1
Interest expense, net	(47.4)	(45.1)	(33.8)
Income from continuing operations before income taxes	44.4	41.5	10.7
Income tax (expense) benefit	(4.9)	(8.5)	0.7
Income from continuing operations	39.5	33.0	11.4
Loss (income) attributable to noncontrolling interest	2.7	1.0	(1.3)
Income from continuing operations attributable to ParkOhio common shareholders	42.2	34.0	10.1
Loss from discontinued operations, net of tax (Note 4)	(10.4)	(26.2)	(24.3)
Net income (loss) attributable to ParkOhio common shareholders	$31.8	$7.8	$(14.2)

Earnings (loss) per common share attributable to ParkOhio common shareholders:
Basic:
Continuing operations	$3.27	$2.76	$0.83
Discontinued operations	(0.81)	(2.13)	(2.01)
Total	$2.46	$0.63	$(1.17)
Diluted:
Continuing operations	$3.19	$2.72	$0.83
Discontinued operations	(0.79)	(2.10)	(1.99)
Total	$2.40	$0.62	$(1.16)

Weighted-average shares used to compute earnings (loss) per share:
Basic	12.9	12.3	12.1
Diluted	13.2	12.5	12.2
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net income (loss) attributable to ParkOhio common shareholders before noncontrolling interest	$29.1	$6.8	$(12.9)
Other comprehensive (loss) income:
Currency translation	(15.9)	7.7	(19.9)
Pensions and other postretirement benefits, net of tax	7.8	10.4	(22.7)
Total other comprehensive (loss) income	(8.1)	18.1	(42.6)
Total comprehensive income (loss), net of tax	21.0	24.9	(55.5)
Comprehensive loss (income) attributable to noncontrolling interest	2.7	1.0	(1.3)
Comprehensive income (loss) attributable to ParkOhio common shareholders	$23.7	$25.9	$(56.8)
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2022	16,339,722	16.3	$142.9	$259.4	$(85.3)	$(19.2)	$10.7	$324.8
Comprehensive (loss) income	—	—	—	(14.2)	—	(42.6)	1.3	(55.5)
Stock-based compensation	—	—	7.2	—	—	—	—	7.2
Restricted stock awards issued	331,455	0.3	(0.3)	—	—	—	—	—
Restricted stock cancelled	(17,249)	—	—	—	—	—	—	—
Dividends	—	—	—	(6.4)	—	—	(0.6)	(7.0)
Payments of withholding taxes on share awards	—	—	—	—	(1.6)	—	—	(1.6)
Balance at December 31, 2022	16,653,928	16.6	149.8	238.8	(86.9)	(61.8)	11.4	267.9
Comprehensive income (loss)	—	—	—	7.8	—	18.1	(1.0)	24.9
Stock-based compensation	—	—	6.5	—	—	—	—	6.5
Restricted stock awards issued	386,983	0.4	(0.4)	—	—	—	—	—
Restricted stock cancelled	(10,973)	—	—	—	—	—	—	—
Dividends	—	—	—	(6.5)	—	—	(0.9)	(7.4)
Payments of withholding taxes on share awards	—	—	—	—	(2.0)	—	—	(2.0)
Balance at December 31, 2023	17,029,938	17.0	155.9	240.1	(88.9)	(43.7)	9.5	289.9
Comprehensive income (loss)	—	—	—	31.8	—	(8.1)	(2.7)	21.0
Stock-based compensation	—	—	5.6	—	—	—	—	5.6
Restricted stock awards issued	257,660	0.3	(0.3)	—	—	—	—	—
Restricted stock cancelled	(36,698)	—	—	—	—	—	—	—
Issuances of common stock	1,041,590	1.0	29.4	—	—	—	—	30.4
Dividends	—	—	—	(6.7)	—	—	(0.5)	(7.2)
Payments of withholding taxes on share awards	—	—	—	—	(2.6)	—	—	(2.6)
Balance at December 31, 2024	18,292,490	18.3	$190.6	$265.2	$(91.5)	$(51.8)	$6.3	$337.1

	Year Ended December 31,
	2024	2023	2022
Cash dividends per common share	$0.50	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(In millions)
Income from continuing operations	$39.5	$33.0	$11.4
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	33.6	31.7	30.2
Stock-based compensation	5.6	6.5	7.2
Gains on sales of assets, net	(2.5)	(0.8)	(2.4)
Deferred income taxes	(14.6)	(7.2)	(8.3)
Changes in operating assets and liabilities:
Accounts receivable	12.1	(14.1)	(23.2)
Inventories	(14.8)	(1.3)	(56.0)
Prepaid and other current assets	(14.1)	(1.2)	(11.1)
Accounts payable and accrued expenses	(2.7)	3.3	33.1
Other	(7.1)	3.5	(7.5)
Net cash provided by (used in) operating activities from continuing operations	35.0	53.4	(26.6)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(31.4)	(28.2)	(26.9)
Proceeds from sales of assets	11.5	2.0	9.5
Proceeds from sale of discontinued operations	—	15.5	—
Business acquisitions, net of cash acquired	(11.0)	(1.2)	(23.3)
Net cash used in investing activities from continuing operations	(30.9)	(11.9)	(40.7)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
(Payments on) proceeds from revolving credit facility, net	(15.0)	(22.3)	64.8
Payments on term loans and other debt	(7.5)	(7.2)	(3.6)
Proceeds from other long-term debt	5.8	4.3	3.5
Proceeds from finance lease facilities, net	0.7	0.9	8.5
Net proceeds from common stock issuances	30.4	—	—
Proceeds from down payment for sale of discontinued operations	—	—	20.0
Payments related to prior acquisitions	(3.0)	(2.9)	—
Dividends	(7.2)	(7.4)	(7.0)
Payments of withholding taxes on share awards	(2.6)	(2.0)	(1.6)
Net cash provided by (used in) financing activities from continuing operations	1.6	(36.6)	84.6
DISCONTINUED OPERATIONS[1]:
Total used in operating activities	(5.2)	(2.9)	(1.0)
Total used in investing activities	—	(3.9)	(4.8)
Total used in financing activities	—	(2.4)	(3.4)
Decrease in cash and cash equivalents from discontinued operations	(5.2)	(9.2)	(9.2)
Effect of exchange rate changes on cash	(2.2)	0.9	(4.0)
(Decrease) increase in cash and cash equivalents	(1.7)	(3.4)	4.1
Cash and cash equivalents at beginning of year	54.8	58.2	54.1
Cash and cash equivalents at end of year	$53.1	$54.8	$58.2
Income taxes paid, net	$14.5	$7.3	$10.7
Interest paid	$47.0	$47.6	$34.5
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which was sold on December 29, 2023 and presented in discontinued operations for all periods presented.
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
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value and reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts was $3.9 million and $3.6 million at December 31, 2024 and 2023, respectively. The Company’s policy is to measure expected credit losses on accounts receivable based on historical experience, current conditions and reasonable forecasts. During 2024 and 2023, we sold, without recourse, $129.3 million and $130.6 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $2.4 million in both 2024 and 2023 related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Operations.
Inventories:    Inventories are valued using first-in, first-out or the weighted-average inventory method and stated at the lower of cost or net realizable value.

Major Classes of Inventories	December 31, 2024	December 31, 2023
Raw materials and supplies	$108.8	$107.6
Work in process	53.5	50.1
Finished goods	260.6	253.4
Inventories, net	$422.9	$411.1

Other Inventory Items
Inventory reserves	$(42.7)	$(42.9)
Consigned inventory	$8.1	$9.7
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes property, plant and equipment:

	December 31, 2024	December 31, 2023
Land and land improvements	$8.1	$9.0
Buildings	54.1	63.9
Machinery and equipment	356.3	362.5
Leased property under finance leases	31.7	28.9
Total property, plant and equipment	450.2	464.3
Less: Accumulated depreciation	267.3	279.4
Property, plant and equipment, net	$182.9	$184.9

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$26.8	$25.0	$23.6
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
Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 31, 2024 and 2023 because

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 9 and Note 14, respectively.
The Company has not changed its valuation techniques for measuring fair value during 2024, and there were no transfers between levels during the periods presented.
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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current period expense. The impact of GILTI for the years ended December 31, 2024, 2023 and 2022 was tax expense of $1.5 million, $2.4 million and $1.8 million, respectively.
Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts within the Engineered Products segment, when its obligations under the contract terms are satisfied and control transfers to the customer, typically upon shipment. Revenue from certain long-term contracts is accounted for over time, as products are manufactured or services are performed, as control transfers over time under these arrangements. We follow this method since reasonably reliable estimates of revenue and costs of a contract can be made. See Note 2 for additional disclosures regarding revenue.
Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product, manufacturing labor, depreciation expense, direct overhead expense, and shipping and handling costs.
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, current conditions and reasonable forecasts. As of December 31, 2024 and 2023, the Company had uncollateralized receivables with five customers in the automotive industry, each with several locations, aggregating $22.1 million and $26.3 million, respectively, which represented approximately 9% and 10%, respectively, of the Company’s trade accounts receivable. During 2024 and 2023, sales to these customers amounted to approximately $235.9 million and $259.5 million, respectively, which represented approximately 14% and 16%, respectively, of the Company’s net sales.
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
Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$5.5	$5.2	$7.2
Claims paid during the year	(1.8)	(2.1)	(2.3)
Warranty expense	1.4	2.2	1.0
Acquisition	0.6	—	—
Foreign currency translation	(0.4)	0.2	(0.7)
Balance at December 31	$5.3	$5.5	$5.2
Weighted-Average Number of Shares Used in Computing Earnings (Loss) Per Share: The following table sets forth the weighted-average number of shares used in the computation of earnings (loss) per share:

	Year Ended December 31,
	2024	2023	2022
	(In whole shares)
Weighted average basic shares outstanding	12,902,490	12,295,999	12,091,712
Dilutive impact of employee stock awards	337,118	214,902	101,237
Weighted average diluted shares outstanding	13,239,608	12,510,901	12,192,949
Outstanding stock awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the years ended December 31, 2024, 2023 and 2022, the anti-dilutive shares were 0.0 million, 0.1 million and 0.2 million, respectively.

Accounting Standards Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard did not affect the recognition, measurement or financial statement presentation. The Company adopted this standard as of December 31, 2024. Refer to Note 3 for the additional disclosures for our reportable segments.

Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This new standard will not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 2 — Revenue

Substantially all of the Company’s contracts have a single performance obligation to transfer products to or, in limited cases, perform services for the customer. Accordingly, the Company recognizes revenue when its obligations under the contract terms are satisfied and control transfers to the customer. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for the good or service, including estimated provisions for rebates, discounts, returns and allowances. The Company sells its products both directly to customers, and in limited cases, through distributors, generally under agreements with payment terms between 30-90 days. The Company has no financing components.

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

Assembly Components designs, develops and manufactures highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; and flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. Within this segment, contracts routinely consist of a long-term agreement or master service agreement with quantity and pricing specified through individual purchase orders. Revenue is recognized at a point in time, which is at the shipping point, as that is when control transfers to the customer.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 17% of the Company's total consolidated sales for the year ended December 31, 2024. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $53.1 million and $53.9 million at December 31, 2024 and December 31, 2023, respectively, are recorded as Other accrued expenses in the Consolidated Balance Sheets.

For over time arrangements, contract assets relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $45.3 million and $59.9 million at December 31, 2024 and December 31, 2023, respectively, are recorded as Other current assets in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2024	2023	2022
PRODUCT LINE
Supply Technologies	$663.3	$661.7	$615.6
Engineered specialty fasteners and other products	112.5	101.7	95.9
Supply Technologies Segment	775.8	763.4	711.5

Fuel, rubber and plastic products	398.7	427.8	388.8
Assembly Components Segment	398.7	427.8	388.8

Industrial equipment	353.9	335.1	277.3
Forged and machined products	127.8	133.4	115.3
Engineered Products Segment	481.7	468.5	392.6

Total revenues	$1,656.2	$1,659.7	$1,492.9

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2024
GEOGRAPHIC REGION
United States	$444.8	$262.0	$259.0	$965.8
Europe	159.4	17.3	94.8	271.5
Asia	80.7	32.7	63.3	176.7
Mexico	74.1	51.9	20.0	146.0
Canada	14.3	30.3	30.0	74.6
Other	2.5	4.5	14.6	21.6
Total	$775.8	$398.7	$481.7	$1,656.2

Year Ended December 31, 2023
GEOGRAPHIC REGION
United States	$458.8	$300.3	$264.7	$1,023.8
Europe	151.9	17.6	68.0	237.5
Asia	64.9	30.1	69.4	164.4
Mexico	71.9	45.1	15.6	132.6
Canada	13.2	30.2	35.2	78.6
Other	2.7	4.5	15.6	22.8
Total	$763.4	$427.8	$468.5	$1,659.7

Year Ended December 31, 2022
GEOGRAPHIC REGION
United States	$432.8	$282.1	$222.2	$937.1
Europe	126.1	16.4	64.9	207.4
Asia	67.1	21.9	60.2	149.2
Mexico	69.4	37.7	15.7	122.8
Canada	12.4	27.5	21.4	61.3
Other	3.7	3.2	8.2	15.1
Total	$711.5	$388.8	$392.6	$1,492.9

NOTE 3 — Segments
The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The chief operating decision maker is the Company's Chief Executive Officer. For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; gains on sales of assets; other expenses; other components of pension and other postretirement benefits income, net; and interest expense, net.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results by business segment were as follows:

	Year Ended December 31, 2024
	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
Net sales	$775.8	$398.7	$481.7	$—	$1,656.2
Cost of sales	631.5	353.6	389.7	—	1,374.8
Selling, general and administrative expenses	69.1	18.6	70.7	29.0	187.4
Restructuring and other special charges	0.2	1.1	3.6	—	4.9
Segment operating income (loss)	$75.0	$25.4	$17.7	$(29.0)	89.1
Gains on sales of assets, net					(2.5)
Other expense					5.0
Operating income					86.6
Other components of pension and other postretirement benefits income, net					5.2
Interest expense, net					(47.4)
Income from continuing operations before income taxes					$44.4

	Year Ended December 31, 2023
	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
Net sales	$763.4	$427.8	$468.5	$—	$1,659.7
Cost of sales	639.1	369.5	379.7	—	1,388.3
Selling, general and administrative expenses	65.1	23.4	64.8	28.2	181.5
Restructuring, acquisition-related and other special charges	0.2	1.5	4.9	—	6.6
Segment operating income (loss)	$59.0	$33.4	$19.1	$(28.2)	83.3
Gains on sales of assets, net					(0.8)
Operating income					84.1
Other components of pension and other postretirement benefits income, net					2.5
Interest expense, net					(45.1)
Income from continuing operations before income taxes					$41.5

	Year Ended December 31, 2022
	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
Net sales	$711.5	$388.8	$392.6	$—	$1,492.9
Cost of sales	608.2	366.3	307.9	—	1,282.4
Selling, general and administrative expenses	56.0	15.8	61.5	28.9	162.2

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring, acquisition-related and other special charges	1.6	5.6	8.4	1.7	17.3
Segment operating income (loss)	$45.7	$1.1	$14.8	$(30.6)	31.0
Gains on sales of assets, net					(2.4)
Operating income					33.4
Other components of pension and other postretirement benefits income, net					11.1
Interest expense, net					(33.8)
Income from continuing operations before income taxes					$10.7

	Year Ended December 31,
	2024	2023	2022
Capital expenditures:
Supply Technologies	$10.5	$6.3	$3.4
Assembly Components	8.8	8.4	8.2
Engineered Products	10.1	12.7	15.2
Corporate	2.0	0.8	0.1
	$31.4	$28.2	$26.9
Depreciation and amortization expense:
Supply Technologies	$6.7	$6.6	$6.0
Assembly Components	13.8	13.4	13.7
Engineered Products	12.8	11.5	10.1
Corporate	0.3	0.2	0.4
	$33.6	$31.7	$30.2
Identifiable assets:
Supply Technologies	$465.6	$462.8	$465.7
Assembly Components	284.3	289.5	306.1
Engineered Products	468.8	462.0	436.9
Corporate	146.4	126.4	120.7
Assets held-for-sale by discontinued operations	—	—	107.2
	$1,365.1	$1,340.7	$1,436.6
At December 31, 2024, 2023 and 2022, approximately 66%, 67% and 71%, respectively, of the Company’s assets were located in the United States.

NOTE 4 — Discontinued Operations
On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling $15.0 million payable to the Company on December 31, 2024, of which $10.0 million were contingent on the Aluminum Products business attaining certain purchase commitments during 2024. The Company determined that the purchase commitments were not attained during 2024 and subsequently wrote-off the $10.0 million contingent notes during 2024.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2024	2023	2022
Net sales	$—	$180.6	$210.4
Cost of sales	—	164.9	220.0
Selling, general and administrative	—	15.8	14.2
Restructuring and other special charges	—	—	3.9
Goodwill impairment	—	—	—
Operating loss	—	(0.1)	(27.7)
Interest expense	—	(3.3)	(2.8)
Loss from operation of discontinued operations	—	(3.4)	(30.5)
Loss on sale of discontinued operations	(12.9)	(28.3)	—
Loss on classification as held-for-sale	—	—	(1.8)
Income tax benefit	2.5	5.5	8.0
Loss from discontinued operations, net of tax	$(10.4)	$(26.2)	$(24.3)

NOTE 5 — Plant Closure and Consolidation

During 2024, the Company consolidated an Assembly Components facility and closed an Engineered Products operation in Ohio. In connection with these actions, the Company received cash proceeds of $11.5 million and recorded a gain on sale of assets of $2.5 million, which is included on a separate line in the Statements of Consolidated Operations.

During 2023 and 2022, the Company incurred the following expenses related to plant closure and consolidation in connection with its profit-improvement actions across its businesses. The actions in the Assembly Components segment were primarily in connection with actions taken to close and consolidate its extrusion operations in Ohio, to relocate certain production to lower-cost facilities with open capacity, and to complete other cost-reduction actions.

The actions in the Engineered Product segment were primarily in connection with plant closure and consolidation of a facility in Ohio, and to complete other cost-reduction actions in this segment.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cash Proceeds from Sales of Assets	Gains on Sales of Assets
2024	$11.5	$2.5
2023	$2.0	$0.8
2022	$9.5	$2.4

NOTE 6 — Acquisitions

In February 2024, the Company acquired all of the outstanding shares of EMA Indutec GmbH (“EMA”), headquartered in Meckesheim, Germany, from the Aichelin Group, headquartered in Modling, Austria. EMA, which is included in our Engineered Products segment, is a leading manufacturer of induction heating equipment and converters and operates through its two locations in Meckesheim, Germany and Beijing, China. The purchase price, net of cash acquired, was $11.0 million.

The allocation of the purchase price of EMA was finalized in 2024 and is summarized as follows:

(In millions)
Accounts receivable	$6.0
Inventories	4.7
Other current assets	0.5
Property, plant and equipment	1.3
Goodwill	3.9
Intangibles	6.8
Other assets	0.1
Accounts payable and accrued expenses	(10.0)
Deferred income tax liability	(2.3)
Total purchase price, net of cash acquired	$11.0

During 2024, the Company paid $3.0 million, as scheduled, related to deferred purchase price for the 2022 acquisitions of Charter Automotive (Changzhou) Co. Ltd. (“Charter”) and Southern Fasteners & Supply, Inc. (“Southern Fasteners”).

In July 2022, the Company acquired Charter for $9.3 million, net of cash acquired. Charter, which is included in our Supply Technologies segment, is headquartered in Changzhou, China and is strategic to our existing fastener manufacturing business, will accelerate the global growth of the Company's proprietary products to electric vehicle and other auto-related platforms.

In August 2022, the Company acquired Southern Fasteners for $18.7 million, net of cash acquired. Southern Fasteners, which is included in our Supply Technologies segment, is headquartered in Winston-Salem, North Carolina. Southern Fasteners provides commercial fasteners and industrial supplies to a diverse base of maintenance, repair and operations (“MRO”) and original equipment manufacturing (“OEM”) customers throughout the United States and specializes in the design of customized inventory programs for its customers. Southern Fasteners complements Supply Technologies’ continued efforts to grow the initiatives centered around industrial supply and MRO products to our global OEM customer base.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2023	$21.1	$51.3	$36.5	$108.9
Currency translation	0.7	0.1	0.5	1.3
Balance at December 31, 2023	21.8	51.4	37.0	110.2
Acquisition	—	—	3.9	3.9
Disposal	—	—	(0.5)	(0.5)
Currency translation	(0.2)	0.1	(1.8)	(1.9)
Balance at December 31, 2024	$21.6	$51.5	$38.6	$111.7

NOTE 8 — Other Intangible Assets

	December 31, 2024				December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	9.7	$96.9	$65.8	$31.1	$94.5	$60.5	$34.0
Indefinite-lived tradenames	*	26.6	*	26.6	25.9	*	25.9
Technology	10.8	25.1	11.3	13.8	22.8	10.0	12.8
Other	3.5	4.8	4.4	0.4	4.8	4.2	0.6
Total		$153.4	$81.5	$71.9	$148.0	$74.7	$73.3

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets was as follows:

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$6.8	$6.7	$6.6

We estimate amortization expense for the five years subsequent to 2024 as follows:

2025	$6.9
2026	$6.5
2027	$6.4
2028	$5.5
2029	$3.8
NOTE 9 — Financing Arrangements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2024	December 31, 2024	December 31, 2023
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	6.15%	248.6	263.5
Finance leases	Various	Various	17.0	16.3
Other	Various	Various	13.1	15.9
Total debt			628.7	645.7
Less: Current portion of long-term debt and short-term debt			(8.4)	(9.4)
Less: Unamortized debt issuance costs			(2.0)	(2.9)
Total long-term debt, net			$618.3	$633.4
In September 2023, Park-Ohio Industries, Inc. (“Park-Ohio”), the operating subsidiary of the Company, amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of December 31, 2024, we had borrowing availability of $133.5 million under the Credit Agreement.

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
The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2024 and 2023. The fair value was estimated using quoted market prices.

	December 31, 2024	December 31, 2023
Carrying amount	$350.0	$350.0
Fair value	$344.3	$330.2
Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2024 are as follows:

2025	$5.1
2026	$2.6
2027	$601.0
2028	$0.7
2029	$0.7
Foreign subsidiaries of the Company had $10.3 million of borrowings at December 31, 2024 and $11.8 million at December 31, 2023.
We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $38.5 million at December 31, 2024 and $32.8 million at December 31, 2023.
The weighted average interest rate on all debt was approximately 7.0% in 2024, 6.6% in 2023 and 5.1% in 2022.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — Income Taxes
(Loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
United States	$(5.9)	$0.2	$(21.3)
Outside the United States	50.3	41.3	32.0
	$44.4	$41.5	$10.7
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit):
Federal	$2.8	$1.7	$(1.6)
State	1.1	0.1	(0.2)
Foreign	15.6	13.9	9.4
	19.5	15.7	7.6
Deferred (benefit) expense:
Federal	(11.9)	(7.1)	(8.0)
State	(1.8)	(1.2)	0.8
Foreign	(0.9)	1.1	(1.1)
	(14.6)	(7.2)	(8.3)
Income tax expense (benefit)	$4.9	$8.5	$(0.7)

In 2024, the effective tax rate of 11.0% was less than the U.S. statutory rate of 21%, primarily as a result of the tax benefit of the research and development tax credit and the release of certain valuation allowances.

Several countries in which Park-Ohio Holdings does business have proposed or enacted new laws or are actively considering changes to their tax laws to align with the Organization for Economic Co-operation and Development (“OECD”) proposals. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. Enactment of this and similar legislation could significantly increase our tax obligations in countries where we do business. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate. During 2024, certain countries in which Park-Ohio Holdings operates enacted Pillar Two laws, but these countries’ results did not have a material impact on income tax expense.

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

A reconciliation of income tax expense (benefit) computed by applying the statutory federal income tax rate to income tax benefit as recorded is as follows:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2024	2023	2022
Income tax expense at U.S. statutory rate	$9.3	$8.7	$2.3
Effect of state income taxes, net	(0.9)	(1.1)	0.3
Effect of foreign operations	5.7	4.4	3.0
Valuation allowance	(2.3)	(1.3)	0.8
Uncertain tax positions	0.7	0.3	0.4
Non-deductible items	1.2	2.3	(0.2)
Equity compensation	0.8	1.4	1.4
Foreign tax credit	(4.7)	(4.3)	(4.1)
Other tax credits	(7.0)	(3.3)	(5.6)
GILTI	1.5	2.4	1.8
FDII	(0.5)	(0.8)	(0.2)
Other, net	1.1	(0.2)	(0.6)
Income tax expense (benefit) as recorded	$4.9	$8.5	$(0.7)
Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
Deferred income tax assets:
Postretirement benefit obligation	$0.2	$0.3
Inventory	12.5	13.0
Net operating loss and credit carryforwards	17.9	18.9
Operating lease liabilities	10.1	11.3
Compensation	3.3	3.7
Capitalized research and development expenditures	29.6	13.1
Disallowed interest	7.6	11.5
Other	5.8	4.1
Total deferred income tax assets	87.0	75.9
Deferred income tax liabilities:
Depreciation	14.7	15.7
Pension	19.0	17.0
Intangible assets	16.8	16.0
Lease right-of-use assets	10.1	11.3
Other	5.5	4.8
Total deferred income tax liabilities	66.1	64.8
Net deferred income tax assets prior to valuation allowances	20.9	11.1
Valuation allowances	(4.9)	(7.3)
Net deferred income tax asset (liability)	$16.0	$3.8

At December 31, 2024, the Company has U.S., state and foreign net operating loss carryforwards as well as U.S. foreign tax credit carryforwards and research and development tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $16.0 million, of which $11.6 million expires between 2025 and 2043 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $4.2 million, of which

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3.8 million expires between 2025 and 2044 and the remainder has no expiration date. The Company also has a non-consolidated U.S. net operating loss carryforward of $1.1 million that expires between 2035 and 2036. The Company has recorded a valuation allowance of $4.9 million against these net operating loss carryforwards in jurisdictions where those losses are not expected to be realized. The foreign tax credit carryforward is $1.2 million and expires in 2032. The U.S. research and development tax credit carryforward is $6.1 million and expires between 2031 and 2044.

As of December 31, 2024 and 2023, the Company was in a cumulative three-year loss position in the U.S. The Company has determined that it was more likely than not that its U.S. deferred tax assets will be realized. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Unrecognized Tax Benefit — January 1	$0.5	$0.8	$1.0
Gross Increases to Tax Positions Related to Prior Years	0.8	—	0.3
Gross Decreases related to settlements with taxing authorities	—	—	—
Expiration of Statute of Limitations	(0.1)	(0.3)	(0.5)
Unrecognized Tax Benefit — December 31	$1.2	$0.5	$0.8
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million and $0.1 million at December 31, 2024 and December 31, 2023, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2024 and 2023, the Company recognized a tax benefit of approximately $0.1 million in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2023. It is reasonably possible that, within the next twelve months, the amount of gross unrecognized tax benefits could be reduced by approximately $0.4 million as a result of the closure of tax statutes related to existing uncertain tax positions.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2015 through 2024 remain open for examination by the Internal Revenue Service and 2018 through 2024 remain open for examination by various state and foreign taxing authorities.
As of December 31, 2024, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $325.6 million. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
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
A summary of activity for the year ended December 31, 2024 is as follows:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)
Outstanding — beginning of year	755,064	$18.70
Granted(a)	259,835	25.63
Vested	(302,474)	19.41
Cancelled or expired	(36,698)	18.26
Outstanding — end of year	675,727	$21.07
(a) Included in the granted amount are 2,175 restricted share units.
The Company recognized compensation expense of $5.6 million, $6.5 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, relating to stock-based awards.
The total fair value of restricted shares and share units that vested during the years ended December 31, 2024, 2023 and 2022 was $5.9 million, $6.9 million and $6.5 million, respectively.
As of December 31, 2024, the Company had unrecognized compensation expense of $8.2 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.9 years.

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

In addition to the routine claims, suits, investigations and proceedings and asserted claims noted above, we are also a co-defendant in approximately 108 cases asserting claims on behalf of approximately 152 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

During 2024, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $7.4 million.

Balance Sheet as of December 31, 2024 and 2023

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Classification on the Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$40.3	$44.7
Finance lease assets	Property, plant and equipment, net	22.1	22.2
Total lease assets		$62.4	$66.9

Liabilities
Current
Operating	Current portion of operating lease liabilities	$10.7	$10.6
Finance	Current portion of long-term debt and short-term debt	3.3	3.8
Noncurrent
Operating	Long-term operating lease liabilities	29.8	34.4
Finance	Long-term debt	13.7	12.5
Total lease liabilities		$57.5	$61.3

Weighted-average remaining lease term (in years)
Operating leases		4.9	5.5
Finance leases		5.0	5.3
Weighted-average discount rate
Operating leases		5.2%	5.2%
Finance leases		6.1%	5.8%

Lease Expense for 2024, 2023 and 2022

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

	2024	2023	2022
Finance lease expense
Amortization of right-of-use assets	$2.9	$1.7	$3.2
Interest on lease liabilities	0.9	1.0	0.3
Operating lease expense	15.5	14.8	15.2
Other lease expense(1)	7.6	9.6	6.6
Total lease expense	$26.9	$27.1	$25.3

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Cash Flow Information for 2024, 2023 and 2022

	2024	2023	2022
Amounts included in the Consolidated Statements of Cash Flows:
Operating cash outflows for operating leases	$(15.1)	$(14.3)	$(14.5)
Operating cash outflows for finance leases	$(0.9)	$(1.0)	$(0.3)
Financing cash inflows for finance leases	$0.7	$0.9	$8.5

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Lease Liabilities as of December 31, 2024, were as follows:

	Operating Leases	Finance Leases
2025	$12.5	$3.8
2026	9.9	3.3
2027	7.1	3.1
2028	5.9	3.1
2029	4.6	5.3
Thereafter	5.8	1.8
Total lease payments	45.8	20.4
Less: amount of lease payments representing interest	(5.3)	(3.4)
Total present value of future lease payments	$40.5	$17.0

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $3.0 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2024 and 2023:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$72.8	$67.6	$5.0	$5.2
Service cost	4.3	4.3	—	—
Interest cost	3.4	3.5	0.2	0.3
Actuarial (gain) loss	(1.2)	3.2	(0.5)	0.2
Benefits and expenses paid	(8.5)	(6.2)	(0.7)	(0.7)
Curtailment loss - discontinued operations	—	0.4	—	—
Benefit obligation at end of year	$70.8	$72.8	$4.0	$5.0
Change in plan assets
Fair value of plan assets at beginning of year	$147.9	$131.5	$3.4	$3.6
Actual return on plan assets	16.7	22.6	0.4	0.5
Benefits and expenses paid	(8.5)	(6.2)	(0.7)	(0.7)
Fair value of plan assets at end of year	$156.1	$147.9	$3.1	$3.4
Funded (underfunded) status of the plans	$85.3	$75.1	$(0.9)	$(1.6)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Pension assets	$85.3	$75.1	$—	$—
Other long-term liabilities	—	—	0.9	1.6
	$85.3	$75.1	$0.9	$1.6
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$17.7	$26.8	$1.0	$2.0
Net prior service cost	0.1	0.1	—	—
Accumulated other comprehensive loss	$17.8	$26.9	$1.0	$2.0
The pension plan weighted-average asset allocation at December 31, 2024 and 2023 and target allocation for 2025 are as follows:

		Plan Assets
	Target 2025	2024	2023
Asset Category
Equity securities	45-75%	55.0%	56.0%
Debt securities	15-35%	17.0%	16.0%
Other	0-30%	28.0%	28.0%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024		2023
	Level 1	Total	Level 1	Total
Common stock	$30.6	$30.6	$22.3	$22.3
Equity securities	51.7	51.7	58.3	58.3
Foreign stock	4.7	4.7	4.7	4.7
U.S. Government obligations	9.0	9.0	9.2	9.2
Fixed income securities	7.0	7.0	3.0	3.0
Corporate bonds	11.5	11.5	11.7	11.7
Cash and cash equivalents	6.4	6.4	6.5	6.5
Total	$120.9		$115.7
Investments measured at net asset value:
Common collective trusts		4.6		11.4
Hedge funds		33.7		24.2
Postretirement benefit assets		(3.1)		(3.4)
Total assets at fair value		$156.1		$147.9

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024 and 2023.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Assumptions used to determine benefit obligation at year-end
Discount rate	5.55%	5.14%	5.48%	5.43%	5.06%	5.41%
Rate of compensation increase	3.00% to 7.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.75%	7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2031	2031	2028
Assumptions used to determine expense
Discount rate for benefit obligations	5.14%	5.48%	2.80%	5.06%	5.40%	2.51%
Discount rate for service costs	5.16%	5.53%	2.85%	5.06%	5.42%	2.88%
Discount rate for interest costs	5.09%	5.35%	2.21%	5.03%	5.29%	1.96%
Expected return on plan assets	7.50%	7.75%	7.75%	7.50%	7.75%	7.75%
Rate of compensation increase	3.00% to 7.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	6.75%	7.00%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	6.75%	7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2031	2031	2028
In determining its expected return on plan assets assumption for the year ended December 31, 2024, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service costs	$4.3	$4.3	$4.3	$—	$—	$—
Interest costs	3.4	3.5	1.8	0.2	0.3	0.1
Expected return on plan assets	(10.6)	(9.9)	(12.9)	(0.2)	(0.3)	(0.3)
Recognized net actuarial loss	1.8	3.6	—	0.2	0.3	0.2
Benefit (income) costs - continuing operations	(1.1)	1.5	(6.8)	0.2	0.3	—
Curtailment loss - discontinued operations	—	0.4	—	—	—	—
Total benefit (income) costs	$(1.1)	$1.9	$(6.8)	$0.2	$0.3	$—
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (income) (“AOCI”)
AOCI at beginning of year	$26.9	$40.0	$10.9	$2.0	$2.4	$2.2
Net loss amortization	(1.8)	(3.7)	—	(0.2)	(0.3)	(0.2)
Recognition of actuarial (gain) loss	(7.3)	(9.4)	29.1	(0.8)	(0.1)	0.4
Total recognized in accumulated other comprehensive loss at end of year	$17.8	$26.9	$40.0	$1.0	$2.0	$2.4

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2025	$13.9	$0.6	$0.5	$0.1
2026	8.2	0.5	0.5	—
2027	7.9	0.5	0.5	—
2028	7.3	0.4	0.4	—
2029	7.2	0.4	0.4	—
2030 to 2034	31.4	1.7	1.6	0.1

The Company expects to make no contributions to its defined benefit plans in 2025 and beyond, as pension and postretirement benefits are expected to be paid out of plan assets.
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Former CEO was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit of up to $0.4 million upon the Former CEO’s termination of employment with the Company. The Former CEO is fully vested in the SERP, which has a balance of $1.6 million as of December 31, 2024.

NOTE 15 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2022	$(18.3)	$(0.9)	$(19.2)
Currency translation	(19.9)	—	(19.9)
Pension and OPEB activity, net of tax	—	(22.7)	(22.7)
Balance at December 31, 2022	(38.2)	(23.6)	(61.8)
Currency translation	7.7	—	7.7
Pension and OPEB activity, net of tax	—	10.4	10.4
Balance at December 31, 2023	(30.5)	(13.2)	(43.7)
Currency translation	(15.9)	—	(15.9)
Pension and OPEB activity, net of tax	—	7.8	7.8
Balance at December 31, 2024	$(46.4)	$(5.4)	$(51.8)
No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

NOTE 16 — Subsequent Events

On January 24, 2025, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 21, 2025, to shareholders of record as of the close of business on February 7, 2025 and resulted in cash payments of $1.8 million.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2024. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness over financial reporting did not include the internal controls of EMA, which constituted less than 3% of total assets and less than 2% of total revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2024, also audited the effectiveness of the Company’s internal control over financial reporting. Their report is set forth on page 38 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance,” as applicable, in our definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
The Company has adopted an insider trading policy applicable to its directors, officers and employees, and has implemented procedures for the Company, governing the purchase, sale and other disposition of the Company's securities. The Company believes its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
The following table provides information about our common stock that may be issued under our equity compensation plan as of December 31, 2024.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise price of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	254,134
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	254,134
(1) Includes our 2023 Equity and Incentive Compensation Plan

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Part IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are included in Part II, Item 8 of this annual report on Form 10-K:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and, therefore, have been omitted.
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2024:
Allowances deducted from assets:
Trade receivable allowances	$3.6	1.1	(0.8)	(A)	$3.9
Inventory reserves	42.9	12.7	(12.9)	(B)	42.7
Tax valuation allowances	7.3	(2.4)	—		4.9
Year Ended December 31, 2023:
Allowances deducted from assets:
Trade receivable allowances	$3.8	2.3	(2.5)	(A)	$3.6
Inventory reserves	38.5	9.2	(4.8)	(B)	42.9
Tax valuation allowances	8.6	(1.3)	—		7.3
Year Ended December 31, 2022:
Allowances deducted from assets:
Trade receivable allowances	$5.2	1.9	(3.3)	(A)	$3.8
Inventory reserves	37.5	8.4	(7.4)	(B)	38.5
Tax valuation allowances	6.1	2.5	—		8.6
Note (A)- Uncollectible accounts written off, net of recoveries.
Note (B)- Amounts written off.
(3) Exhibits:

Exhibit

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit
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

4.11
Amendment No. 9 to the Seventh Amended and Restated Credit Agreement, dated April 10, 2024, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp. filed on August 8, 2024, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.12
Description of Common Stock (filed as Exhibit 4.3 to the Form 10-K of Park-Ohio Holdings Corp. filed on March 12, 2020, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit

19.1	Insider Trading Policy

21.1	List of Subsidiaries of Park-Ohio Holdings Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Policy relating to recovery of erroneously awarded compensation (filed as Exhibit 97.1 to Form 10-K of the Park-Ohio Holdings Corp. filed March 6, 2024, SEC File No. 000-03134 and incorporated by reference and made a part of hereof)

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
Item 16. Form 10-K Summary

None.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO HOLDINGS CORP.
(Registrant)

By:	/s/ Patrick W. Fogarty
Name:	Patrick W. Fogarty
Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 6, 2025
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* Edward F. Crawford	Director
* John D. Grampa	Director
* Howard W. Hanna, IV	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 6, 2025	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Chief Legal and Administrative Officer, Corporate Secretary