Form 10-Q
period 2025-09-30
PARK OHIO HOLDINGS CORP
filed 2025-11-06
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of October 31, 2025: 14,404,207 shares.
2

Park-Ohio Holdings Corp. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$50.8	$53.1
Accounts receivable, net	275.0	249.5
Inventories, net	428.4	422.9
Other current assets	132.8	110.5
Total current assets	887.0	836.0
Property, plant and equipment, net	194.0	182.9
Operating lease right-of-use assets	42.3	40.3
Goodwill	115.7	111.7
Intangible assets, net	70.8	71.9
Other long-term assets	126.8	122.3
Total assets	$1,436.6	$1,365.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$197.9	$194.8
Current portion of long-term debt and short-term debt	8.3	8.4
Current portion of operating lease liabilities	10.9	10.7
Accrued expenses and other	129.7	147.2
Total current liabilities	346.8	361.1
Long-term liabilities, less current portion:
Long-term debt	659.1	618.3
Long-term operating lease liabilities	31.6	29.8
Other long-term liabilities	20.3	18.8
Total long-term liabilities	711.0	666.9
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	374.8	330.8
Noncontrolling interests	4.0	6.3
Total equity	378.8	337.1
Total liabilities and shareholders' equity	$1,436.6	$1,365.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Net sales	$398.6	$417.6	$1,204.1	$1,267.8
Cost of sales	332.0	345.3	1,001.2	1,050.9
Selling, general and administrative expenses	46.5	47.8	141.5	142.3
Restructuring and other special charges	2.8	0.9	5.1	2.4
Operating income	17.3	23.6	56.3	72.2
Other components of pension and other postretirement benefits income, net	1.7	1.1	5.3	3.8
Interest expense, net	(12.5)	(12.1)	(34.7)	(36.0)
Loss on extinguishment of debt	(2.0)	—	(2.0)	—
Income from continuing operations before income taxes	4.5	12.6	24.9	40.0
Income tax benefit (expense)	0.4	0.6	(3.3)	(5.3)
Income from continuing operations	4.9	13.2	21.6	34.7
Loss attributable to noncontrolling interests	0.6	0.5	1.7	1.9
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	5.5	13.7	23.3	36.6
Loss from discontinued operations, net of tax	(0.2)	(3.9)	(0.5)	(5.3)
Net income attributable to Park-Ohio Holdings Corp. common shareholders	$5.3	$9.8	$22.8	$31.3

Earnings (loss) per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$0.40	$1.05	$1.69	$2.88
Discontinued operations	$(0.01)	$(0.30)	(0.04)	(0.42)
Total	$0.39	$0.75	$1.65	$2.46
Diluted:
Continuing operations	$0.39	$1.02	$1.67	$2.81
Discontinued operations	$(0.01)	$(0.29)	(0.04)	(0.41)
Total	$0.38	$0.73	$1.63	$2.40

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net income attributable to Park-Ohio Holdings Corp. common shareholders before noncontrolling interest	$4.7	$9.3	$21.1	$29.4
Other comprehensive income (loss), net of tax:
Currency translation	(0.7)	7.4	22.0	2.5
Foreign currency forward contracts	(0.6)	(0.2)	1.6	(1.3)
Pension and other postretirement benefits	0.3	0.6	0.6	1.5
Total other comprehensive income (loss)	(1.0)	7.8	24.2	2.7
Total comprehensive income, net of tax	3.7	17.1	45.3	32.1
Comprehensive loss attributable to noncontrolling interests	0.6	0.5	1.7	1.9
Comprehensive income attributable to Park-Ohio Holdings Corp. common shareholders	$4.3	$17.6	$47.0	$34.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2025	18,292,490	$18.3	$190.6	$265.2	$(91.5)	$(51.8)	$6.3	$337.1
Other comprehensive income (loss)	—	—	—	8.3	—	10.4	(0.7)	18.0
Stock-based compensation expense	—	—	1.5	—	—	—	—	1.5
Stock-based compensation activity	(1,390)	—	—	—	—	—	—	—
Dividends	—	—	—	(1.8)	—	—	—	(1.8)
Balance at March 31, 2025	18,291,100	18.3	192.1	271.7	(91.5)	(41.4)	5.6	354.8
Other comprehensive income (loss)	—	—	—	9.2	—	14.8	(0.4)	23.6
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Stock-based compensation activity	31,586	—	—	—	—	—	—	—
Dividends	—	—	—	(1.8)	—	—	—	(1.8)
Payments of withholding taxes on share awards	—	—	—	—	(1.6)	—	—	(1.6)
Balance at June 30, 2025	18,322,686	18.3	193.4	279.1	(93.1)	(26.6)	5.2	376.3
Other comprehensive income (loss)	—	—	—	5.3	—	(1.0)	(0.6)	3.7
Stock-based compensation expense		—	1.3	—	—	—	—	1.3
Stock-based compensation activity	238,503	0.3	(0.3)	—	—	—	—	—
Dividends	—	—	—	(1.8)	—	—	(0.6)	(2.4)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2025	18,561,189	$18.6	$194.4	$282.6	$(93.2)	$(27.6)	$4.0	$378.8

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	(In whole shares)	(In millions)
Balance at January 1, 2024	17,029,938	$17.0	$155.9	$240.1	$(88.9)	$(43.7)	$9.5	$289.9
Other comprehensive income (loss)	—	—	—	9.6	—	(1.3)	(0.5)	7.8
Stock-based compensation expense	—	—	1.5	—	—	—	—	1.5
Stock-based compensation activity	3,065	—	—	—	—	—	—	—
Dividends	—	—	—	(1.6)	—	—	—	(1.6)
Payments of withholding taxes on share awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	17,033,003	17.0	157.4	248.1	(89.0)	(45.0)	9.0	297.5
Other comprehensive income (loss)	—	—	—	11.9	—	(3.8)	(0.9)	7.2
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2
Stock-based compensation activity	132,012	0.2	(0.2)	—	—	—	—	—
Dividends	—	—	—	(1.7)	—	—	—	(1.7)
Payments of withholding taxes on share awards	—	—	—	—	(2.3)	—	—	(2.3)
Balance at June 30, 2024	17,165,015	17.2	158.4	258.3	(91.3)	(48.8)	8.1	301.9
Other comprehensive income (loss)	—	—	—	9.8	—	7.8	(0.5)	17.1
Stock-based compensation expense		—	1.4	—	—	—	—	1.4
Stock-based compensation activity	75,480	—	—	—	—	—	—	—
Issuances of common stock	856,933	0.9	23.8	—	—	—	—	24.7
Dividends	—	—	—	(1.6)	—	—	(0.5)	(2.1)
Balance at September 30, 2024	18,097,428	$18.1	$183.6	$266.5	$(91.3)	$(41.0)	$7.1	$343.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends per common share	$0.125	$0.125	$0.375	$0.375

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$21.6	$34.7
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	24.8	25.2
Loss on extinguishment of debt	2.0	—
Stock-based compensation expense	4.1	4.1
Changes in operating assets and liabilities:
Accounts receivable	(15.9)	(7.9)
Inventories	—	(13.9)
Prepaid and other current assets	(19.7)	(19.1)
Accounts payable and accrued expenses	(23.0)	(9.6)
Other	(0.3)	(4.9)
Net cash (used in) provided by operating activities from continuing operations	(6.4)	8.6
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(27.6)	(22.3)
Business acquisitions, net of cash acquired	—	(11.0)
Net cash used in investing activities from continuing operations	(27.6)	(33.3)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	48.8	18.7
Payments on other debt	(1.9)	(4.4)
Proceeds from other debt	1.0	5.8
Payments on finance lease facilities, net	(1.9)	(1.7)
Issuance of 8.5% Senior Notes due 2030, net of discount	348.3	—
Redemption of 6.625% Senior Notes due 2027	(350.0)	—
Payments for debt refinancing fees and expenses	(6.5)	—
Net proceeds from common stock issuances	—	24.7
Payments related to prior acquisitions	—	(2.2)
Dividends	(6.0)	(5.4)
Payments of withholding taxes on share awards	(1.7)	(2.4)
Net cash provided by financing activities from continuing operations	30.1	33.1
DISCONTINUED OPERATIONS
Total used by operating activities	(0.5)	(4.1)
Decrease in cash and cash equivalents from discontinued operations	(0.5)	(4.1)
Effect of exchange rate changes on cash	2.1	0.4
(Decrease) increase in cash and cash equivalents	(2.3)	4.7
Cash and cash equivalents at beginning of period	53.1	54.8
Cash and cash equivalents at end of period	$50.8	$59.5
Interest paid	$34.8	$29.9
Income taxes paid	$17.6	$8.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Holdings Corp. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
PRODUCT LINE
Supply technologies	$158.9	$165.5	$481.3	$506.9
Engineered specialty fasteners and other products	26.6	29.0	79.1	87.1
Supply Technologies Segment	185.5	194.5	560.4	594.0

Fuel, rubber and plastic products	97.0	98.7	289.0	309.0
Assembly Components Segment	97.0	98.7	289.0	309.0

Industrial equipment	89.6	96.5	271.7	269.7
Forged and machined products	26.5	27.9	83.0	95.1
Engineered Products Segment	116.1	124.4	354.7	364.8

Total	$398.6	$417.6	$1,204.1	$1,267.8

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2025
GEOGRAPHIC REGION
United States	$103.5	$56.9	$59.2	$219.6
Europe	41.7	4.0	25.0	70.7
Asia	19.2	7.3	17.6	44.1
Mexico	17.7	16.6	2.9	37.2
Canada	3.2	8.3	8.3	19.8
Other	0.2	3.9	3.1	7.2
Total	$185.5	$97.0	$116.1	$398.6

Three Months Ended September 30, 2024
GEOGRAPHIC REGION
United States	$111.1	$64.6	$64.9	$240.6
Europe	36.2	4.2	20.7	61.1
Asia	23.5	7.7	25.7	56.9
Mexico	18.7	13.3	5.0	37.0
Canada	3.6	7.7	7.2	18.5
Other	1.4	1.2	0.9	3.5
Total	$194.5	$98.7	$124.4	$417.6

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2025
GEOGRAPHIC REGION
United States	$316.5	$177.0	$201.6	$695.1
Europe	123.2	12.3	55.8	191.3
Asia	55.7	23.9	54.3	133.9
Mexico	53.5	45.7	12.9	112.1
Canada	9.2	24.0	22.9	56.1
Other	2.3	6.1	7.2	15.6
Total	$560.4	$289.0	$354.7	$1,204.1

Nine Months Ended September 30, 2024
GEOGRAPHIC REGION
United States	$344.1	$204.7	$198.8	$747.6
Europe	115.0	12.9	60.8	188.7
Asia	63.8	24.2	60.9	148.9
Mexico	57.6	40.2	14.5	112.3
Canada	11.4	23.6	20.4	55.4
Other	2.1	3.4	9.4	14.9
Total	$594.0	$309.0	$364.8	$1,267.8

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $52.0 million and $45.3 million at September 30, 2025 and December 31, 2024, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $55.9 million and $53.1 million at September 30, 2025 and December 31, 2024, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
	Three Months Ended September 30, 2025
Net sales	$185.5	$97.0	$116.1	$—	$398.6
Cost of sales	150.0	86.6	95.4	—	332.0
Gross profit	35.5	10.4	20.7	—	66.6
Selling, general and administrative expenses	17.1	4.4	17.0	8.0	46.5
Restructuring and other special charges	1.0	1.3	0.3	0.2	2.8
Operating income	17.4	4.7	3.4	(8.2)	17.3
Other components of pension and other postretirement benefits income, net					1.7
Interest expense, net					(12.5)
Loss on extinguishment of debt					(2.0)
Income from continuing operations before income taxes					$4.5

	Three Months Ended September 30, 2024
Net sales	$194.5	$98.7	$124.4	$—	$417.6
Cost of sales	157.2	87.1	101.0	—	345.3
Gross profit	37.3	11.6	23.4	—	72.3
Selling, general and administrative expenses	16.8	5.0	18.2	7.8	47.8
Restructuring and other special charges	—	0.5	0.4	—	0.9
Operating income	20.5	6.1	4.8	(7.8)	23.6
Other components of pension and other postretirement benefits income, net					1.1
Interest expense, net					(12.1)
Income from continuing operations before income taxes					$12.6

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
	Nine Months Ended September 30, 2025
Net sales	$560.4	$289.0	$354.7	$—	$1,204.1
Cost of sales	457.5	256.5	287.2	—	1,001.2
Gross profit	102.9	32.5	67.5	—	202.9
Selling, general and administrative expenses	50.0	14.9	52.8	23.8	141.5
Restructuring and other special charges	1.4	2.0	1.5	0.2	5.1
Operating income	51.5	15.6	13.2	(24.0)	56.3
Other components of pension and other postretirement benefits income, net					5.3
Interest expense, net					(34.7)
Loss on extinguishment of debt					(2.0)
Income from continuing operations before income taxes					$24.9

	Nine Months Ended September 30, 2024
Net sales	$594.0	$309.0	$364.8	$—	$1,267.8
Cost of sales	483.6	273.0	294.3	—	1,050.9
Gross profit	110.4	36.0	70.5	—	216.9
Selling, general and administrative expenses	51.2	13.9	54.2	23.0	142.3
Restructuring and other special charges	0.2	0.5	1.7	—	2.4
Operating income	59.0	21.6	14.6	(23.0)	72.2
Other components of pension and other postretirement benefits income, net					3.8
Interest expense, net					(36.0)
Income from continuing operations before income taxes					$40.0

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Supply Technologies	$5.9	$2.7	$13.7	$7.2
Assembly Components	1.7	3.0	4.6	6.3
Engineered Products	2.5	3.0	8.3	7.1
Corporate	0.6	0.4	1.0	1.7
	$10.7	$9.1	$27.6	$22.3
Depreciation and amortization expense:
Supply Technologies	$1.7	$1.7	$5.0	$5.1
Assembly Components	3.2	3.4	9.8	10.3
Engineered Products	3.2	3.3	9.6	9.6
Corporate	0.2	0.1	0.4	0.2
	$8.3	$8.5	$24.8	$25.2

			September 30, 2025	December 31, 2024
Identifiable assets:
Supply Technologies			$498.2	$465.6
Assembly Components			303.2	284.3
Engineered Products			473.4	468.8
Corporate			161.8	146.4
			$1,436.6	$1,365.1

NOTE 5 — Inventories

Inventories, net consist of the following:

	September 30, 2025	December 31, 2024
	(In millions)
Raw materials and supplies	$106.0	$108.8
Work-in-process	52.3	53.5
Finished goods	270.1	260.6
Inventories, net	$428.4	$422.9

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2025

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Beginning balance	$5.1	$5.8	$5.3	$5.5
Claims paid	(1.3)	(0.8)	(2.7)	(1.6)
Warranty expense	0.5	1.2	2.1	2.0
Acquisition	—	—	—	0.6
Foreign currency translation and other	(0.2)	0.2	(0.6)	(0.1)
Ending balance	$4.1	$6.4	$4.1	$6.4

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended September 30, 2025, income tax benefit was $0.4 million on pre-tax income from continuing operations of $4.5 million. The tax benefit in the three-month period is primarily due to federal research and development tax credits benefit (“R&D benefit”). In the nine months ended September 30, 2025, income tax expense was $3.3 million on pre-tax income of $24.9 million, representing an effective income tax rate of 13%. The effective income tax rate of 13% differed from the U.S. statutory rate primarily due to the R&D benefit.

In the three months ended September 30, 2024, income tax benefit was $0.6 million on pre-tax income from continuing operations of $12.6 million. The tax benefit in the three-month period included a benefit of $2.4 million primarily due to changes in estimates related to the prior year quarter's federal R&D benefit. In the nine months ended September 30, 2024, income tax expense was $5.3 million on pre-tax income of $40.0 million, representing an effective income tax rate of 13%. The effective income tax rate of 13% differed from the U.S. statutory rate primarily due to the R&D benefit.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted into law. The OBBA contains several key tax law changes, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment. The Company is in the process of assessing the impacts from the tax law changes in the OBBA but does not expect a material impact to the Company’s Consolidated Financial Statements.

NOTE 8 — Financing Arrangements

Debt consists of the following:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2025	September 30, 2025	December 31, 2024
			(In millions)
Senior Notes	July 31, 2030	8.500%	$348.3	$—
Senior Notes	April 15, 2027	6.625%	—	$350.0
Revolving credit facility	July 17, 2030	5.59%	297.3	248.6
Finance Leases	Various	Various	15.3	17.0
Other	Various	Various	13.6	13.1
Total debt			674.5	628.7
Less: Current portion of long-term debt and short-term debt			(8.3)	(8.4)
Less: Unamortized debt issuance costs			(7.1)	(2.0)
Total long-term debt			$659.1	$618.3

On July 31, 2025, Park-Ohio Industries, Inc. (“Park-Ohio”) completed the issuance of $350.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2030 (the “2030 Notes”), in a private offering. The 2030 Notes were priced at 99.50% of par. The 2030 Notes are senior secured obligations of Park-Ohio and are guaranteed (with certain exceptions) by Park-Ohio's domestic subsidiaries that guarantee the debt under the Credit Agreement on a senior secured basis. Park-Ohio used the net proceeds from the offering of the 2030 Notes, along with cash on hand, to redeem all $350.0 million aggregate principal amount of its outstanding 6.625% Senior Notes due 2027 (the “2027 Notes”) and pay related fees and expenses.

On July 17, 2025, Park-Ohio amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the revolving credit facility amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on the substantially all of the U.S. equipment (including machinery) of the Park-Ohio and the Park-Ohio’s existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of Park-Ohio and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility. As of September 30, 2025, we had borrowing availability of $93.2 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of $32.7 million at September 30, 2025 and $38.5 million at December 31, 2024.
The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	2030 Notes	2027 Notes
	September 30, 2025	December 31, 2024
	(In millions)
Carrying amount	$348.3	$350.0
Fair value	$362.4	$344.3

The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 9 — Stock-Based Compensation

A summary of restricted share activity for the nine months ended September 30, 2025 is as follows:

	2025
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	675,727	$21.07
Granted(a)	286,869	17.83
Vested	(280,935)	19.41
Canceled or expired	(15,748)	18.27
Outstanding - end of period	665,913	$20.44
(a) - Included in this amount are 2,422 restricted share units.
Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. Total stock-based compensation expense was $4.1 million in both the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there was $8.8 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 119 cases asserting claims on behalf of 163 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 11 — Pension and Postretirement Benefits

The components of pension and other postretirement benefits income, net recognized for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Service costs	$1.2	$1.0	$3.1	$3.3	$—	$—	$—	$—
Interest costs	0.9	0.9	2.6	2.6	—	0.1	0.1	0.2
Expected return on plan assets	(2.9)	(2.7)	(8.5)	(8.0)	—	(0.1)	(0.1)	(0.2)
Recognized net actuarial loss	0.2	0.6	0.5	1.4	0.1	0.1	0.1	0.2
Net periodic benefit (income) expense	$(0.6)	$(0.2)	$(2.3)	$(0.7)	$0.1	$0.1	$0.1	$0.2

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 were as follows:

Park-Ohio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
Beginning balance	$(23.3)	$1.8	$(5.1)	$(26.6)	$(35.4)	$(1.1)	$(12.3)	$(48.8)
Currency translation(a)	(0.7)	—	—	(0.7)	7.4	—	—	7.4
Foreign currency forward contracts, net of tax	—	(0.6)	—	(0.6)	—	(0.2)	—	(0.2)
Pension and OPEB activity, net of tax	—	—	0.3	0.3	—	—	0.6	0.6
Ending balance	$(24.0)	$1.2	$(4.8)	$(27.6)	$(28.0)	$(1.3)	$(11.7)	$(41.0)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
Beginning balance	$(46.0)	$(0.4)	$(5.4)	$(51.8)	$(30.5)	$—	$(13.2)	$(43.7)
Currency translation (a)	22.0	—	—	22.0	2.5	—	—	2.5
Foreign currency forward contracts	—	1.6	—	1.6	—	(1.3)	—	(1.3)
Pension and OPEB activity, net of tax	—	—	0.6	0.6	—	—	1.5	1.5
Ending balance	$(24.0)	$1.2	$(4.8)	$(27.6)	$(28.0)	$(1.3)	$(11.7)	$(41.0)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

NOTE 13 — Weighted-Average Number of Shares Used in Computing Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Weighted-average basic shares outstanding	13.9	13.1	13.8	12.7
Plus: Dilutive impact of employee stock awards	0.1	0.3	0.2	0.3
Weighted-average diluted shares outstanding	14.0	13.4	14.0	13.0

Anti-dilutive restricted stock awards, if any, are excluded from the computation of diluted earnings per share. Anti-dilutive shares were 0.1 million and 0.0 million for the three months ended September 30, 2025 and 2024, respectively. Anti-dilutive shares were 0.0 million for the nine months ended September 30, 2025 and 2024.

In June 2024, the Company entered into an agreement providing for an at-the-market program (“ATM program”) authorizing the sale of up to $50.0 million of the Company's common stock. No sales were made in the nine months ended September 30, 2025, and the Company has $34.1 million remaining under the ATM program.

NOTE 14 — Subsequent Events

On October 31, 2025, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on November 28, 2025 to shareholders of record as of the close of business on November 14, 2025 and will result in a cash outlay of approximately $1.8 million.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$398.6	$417.6	$(19.0)	(4.5)%
Cost of sales	332.0	345.3	(13.3)	(3.9)%
Selling, general and administrative (“SG&A”) expenses	46.5	47.8	(1.3)	(2.7)%
SG&A expenses as a percentage of net sales	11.7%	11.4%
Restructuring and other special charges	2.8	0.9	1.9	*
Operating income	17.3	23.6	(6.3)	(26.7)%
Other components of pension and other postretirement benefits income, net	1.7	1.1	0.6	54.5%
Interest expense, net	(12.5)	(12.1)	(0.4)	3.3%
Loss on extinguishment of debt	(2.0)	—	(2.0)	*
Income from continuing operations before income taxes	4.5	12.6	(8.1)	(64.3)%
Income tax benefit	0.4	0.6	(0.2)	(33.3)%
Income from continuing operations	4.9	13.2	(8.3)	(62.9)%
Loss attributable to noncontrolling interests	0.6	0.5	0.1	20.0%
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	$5.5	$13.7	$(8.2)	(59.9)%

Income per common share from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$0.40	$1.05	$(0.65)	(61.9)%
Diluted:
Continuing operations	$0.39	$1.02	$(0.63)	(61.8)%
*Calculation not meaningful

Net Sales

Net sales decreased 4.5% to $398.6 million in the third quarter of 2025 compared to $417.6 million in the same period in 2024. This decrease was primarily due to lower demand in each of our business segments.

The factors explaining the changes in segment net sales for the three months ended September 30, 2025 compared to the corresponding 2024 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $332.0 million in the third quarter of 2025 compared to $345.3 million in the same period in 2024. The decrease in cost of sales was primarily due to the decrease in net sales in the 2025 period compared to the corresponding period in 2024 and the impact of ongoing profit improvement initiatives. Gross margin was 16.7% in the 2025 period compared to 17.3% in the corresponding 2024 period, with the decrease driven by the decrease in net sales described above.

SG&A Expenses

SG&A expenses were $46.5 million in the third quarter of 2025 compared to $47.8 million in the comparable period in 2024, a decrease of 2.7%. As a percentage of net sales, SG&A expenses were 11.7% in the third quarter of 2025 compared to 11.4% in corresponding 2024 period. The increase as a percentage of net sales was driven by ongoing inflation, higher employee costs and fixed SG&A costs over lower sales levels.

Restructuring and Other Special Charges

During the third quarter of 2025, the Company recorded charges of $2.8 million in connection with restructuring and other special charges, which included $1.0 million in our Supply Technologies segment, $1.3 million in our Assembly Components segment, $0.3 million in our Engineered Products segment and $0.2 million at Corporate.

During the third quarter of 2024, the Company recorded charges of $0.9 million in connection with restructuring and other special charges, which included $0.5 million in our Assembly Components segment and $0.4 million in our Engineered Products segment.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $1.7 million in the quarter ended September 30, 2025 compared to $1.1 million in the corresponding quarter in 2024. This increase was due to lower net actuarial losses impacting 2025 compared to 2024.

Interest Expense, Net

Interest expense, net was $12.5 million in the third quarter of 2025 compared to $12.1 million in the 2024 third quarter. The increase was due primarily to the higher interest rate on our newly issued 8.500% Senior Secured Notes due 2030 (the “2030 Notes”) compared to the 6.625% Senior Notes due 2027 (the “2027 Notes”), partially offset by lower interest rates on our revolving credit facility in the 2025 third quarter compared to the same quarter a year ago.

Loss on Extinguishment of Debt

During the third quarter of 2025, Park-Ohio Industries, Inc. (“Park-Ohio”) issued the 2030 notes and used the net proceeds, along with cash on hand, to redeem all of our outstanding 2027 Notes. In connection with this transaction, the Company recorded a $2.0 million loss on extinguishment of debt.

Income Tax Benefit

In the three months ended September 30, 2025, income tax benefit was $0.4 million on pre-tax income from continuing operations of $4.5 million. The tax benefit in the three-month period is primarily due to federal research and development tax credits benefit (“R&D benefit”).

In the three months ended September 30, 2024, income tax benefit was $0.6 million on pre-tax income from continuing operations of $12.6 million. The tax benefit in the three-month period included a benefit of $2.4 million primarily due to changes in estimates related to the prior year quarter's federal R&D benefit.

RESULTS OF CONTINUING OPERATIONS

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,204.1	$1,267.8	$(63.7)	(5.0)%
Cost of sales	1,001.2	1,050.9	(49.7)	(4.7)%
SG&A expenses	141.5	142.3	(0.8)	(0.6)%
SG&A expenses as a percentage of net sales	11.8%	11.2%
Restructuring and other special charges	5.1	2.4	2.7	*
Operating income	56.3	72.2	(15.9)	(22.0)%
Other components of pension and other postretirement benefits income, net	5.3	3.8	1.5	39.5%
Interest expense, net	(34.7)	(36.0)	1.3	(3.6)%
Loss on extinguishment of debt	(2.0)	—	(2.0)	*
Income from continuing operations before income taxes	24.9	40.0	(15.1)	(37.8)%
Income tax expense	(3.3)	(5.3)	2.0	(37.7)%
Income from continuing operations	21.6	34.7	(13.1)	(37.8)%
Loss attributable to noncontrolling interests	1.7	1.9	(0.2)	(10.5)%
Income from continuing operations attributable to Park-Ohio Holdings Corp. common shareholders	$23.3	$36.6	$(13.3)	(36.3)%

Earnings from continuing operations per common share attributable to Park-Ohio Holdings Corp. common shareholders:
Basic:
Continuing operations	$1.69	$2.88	$(1.19)	(41.3)%
Diluted:
Continuing operations	$1.67	$2.81	$(1.14)	(40.6)%
*Calculation not meaningful

Net Sales

Net sales decreased 5.0% to $1,204.1 million in the first nine months of 2025 compared to $1,267.8 million in the same period in 2024. This decrease was primarily due to lower demand in each of our business segments.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2025 compared to the corresponding 2024 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $1,001.2 million in the first nine months of 2025 compared to $1,050.9 million in the same period in 2024, driven by the decrease in net sales described above and the impact of ongoing profit improvement initiatives. Gross margin was 16.9% in the 2025 period compared to 17.1% in the corresponding 2024 period. The year-over-year gross margin decrease was driven by the decrease in net sales described above.

SG&A Expenses

SG&A expenses were $141.5 million in the first nine months of 2025, compared to $142.3 million in the same period in 2024, a decrease of 0.6%. As a percentage of net sales, SG&A expenses were 11.8% in the first nine months of 2025 compared to 11.2% in the comparable period in 2024. This increase as a percentage of net sales was driven by ongoing inflation, higher employee costs and fixed SG&A costs over lower sales levels.

Restructuring and Other Special Charges

During the first nine months of 2025, the Company recorded $5.1 million in connection restructuring and other special charges which included $1.4 million in our Supply Technologies segment, $2.0 million in our Assembly Components segment, $1.5 million in our Engineered Products segment and $0.2 million at Corporate.

During the first nine months of 2024, the Company recorded $2.1 million in connection restructuring and other special charges, primarily in our Assembly Components and Engineered Products segments, as well as acquisition-related charges of $0.3 million in connection with the acquisition of EMA Indutec GmbH (“EMA”).

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $5.3 million in the first nine months of 2025 compared to $3.8 million in the corresponding period in 2024. This increase was due to lower net actuarial losses impacting 2025 compared to 2024.

Interest Expense, Net

Interest expense, net was $34.7 million in the first nine months of 2025 compared to $36.0 million in the 2024 period. The decrease was due primarily to lower interest rates on our revolver and lower average outstanding debt balances in the 2025 period compared to the same period a year ago, both partially offset by higher interest on our 2030 Notes at 8.500% compared to the 2027 Notes at 6.625%.

Loss on Extinguishment of Debt

During the first nine months of 2025, Park-Ohio issued the 2030 notes and used the net proceeds, along with cash on hand, to redeem all of our outstanding 2027 Notes. In connection with this transaction, the Company recorded a $2.0 million loss on extinguishment of debt.

Income Tax Expense

In the nine months ended September 30, 2025, income tax expense was $3.3 million on pre-tax income of $24.9 million, representing an effective income tax rate of 13%. The effective income tax rate of 13% differed from the U.S. statutory rate primarily due to the R&D benefit.

In the nine months ended September 30, 2024, income tax expense was $5.3 million on pre-tax income of $40.0 million, representing an effective income tax rate of 13%. The effective income tax rate of 13% differed from the U.S. statutory rate primarily due to the R&D benefit.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$185.5	$194.5	$560.4	$594.0
Segment operating income	$17.4	$20.5	$51.5	$59.0
Segment operating income margin	9.4%	10.5%	9.2%	9.9%

Three months ended September 30:

Net sales decreased 4.6% in the three months ended September 30, 2025 compared to the 2024 period due primarily to lower customer demand in certain key North American end markets, including industrial equipment, bus and coach and consumer electronics, partially offset by increases in the electrical, heavy-duty truck, semiconductor and agricultural end markets. Sales in our fastener manufacturing business were down 8.3% year-over-year, driven by overall market softness.

Segment operating income was $17.4 million in the 2025 period compared to $20.5 million in the 2024 period. Operating income margin was 9.4% in the 2025 quarter compared to 10.5% in the 2024 quarter. In the 2025 period, profit-enhancement actions, including alignment of variable costs to lower demand levels, partially offset the impact of lower sales levels on profitability. In the 2025 period, charges related to restructuring and other special charges were $1.0 million.

Nine months ended September 30:

Net sales decreased 5.7% in the nine months ended September 30, 2025 compared to the 2024 period due primarily to lower customer demand in certain end markets in our supply chain business, including power sports, heavy-duty truck and bus, industrial and agricultural equipment and aerospace and defense, partially offset by increases in the electrical and semiconductor end markets. Sales in our fastener manufacturing business were down 9.2% year-over-year, driven by overall market softness.

Segment operating income was $51.5 million in the 2025 period compared to $59.0 million in the 2024 period. Operating income margin was 9.2% in the nine months ended September 30, 2025 compared to 9.9% in the 2024 period. In the 2025 period, profit-enhancement actions, including alignment of variable costs to lower demand levels, partially offset the impact of lower sales levels on profitability. In the 2025 and 2024 periods, charges related to restructuring and other special charges were $1.4 million and $0.2 million, respectively.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$97.0	$98.7	$289.0	$309.0
Segment operating income	$4.7	$6.1	$15.6	$21.6
Segment operating income margin	4.8%	6.2%	5.4%	7.0%

Three months ended September 30:

Net sales decreased 1.7% in the three months ended September 30, 2025 compared to the 2024 period. Sales were lower quarter-over-quarter due primarily to lower unit volumes in our fuel rail and extruded rubber products, customer production delays on new business launches, and favorable pricing that ended in 2024 on certain legacy programs.

Segment operating income in the 2025 period decreased by $1.4 million, and segment operating income margin decreased by 140 basis points, compared to the corresponding period of 2024. The decreases in operating income and margin in the second quarter of 2025 compared to the 2024 period were due to the lower unit volumes. In the 2025 and 2024 periods, charges related to restructuring and other special charges were $1.3 million and $0.5 million, respectively.

Nine months ended September 30:

Net sales were $289.0 million, or 6.5% lower, in the nine months ended September 30, 2025 compared to the 2024 period. The decrease was due primarily to lower unit volumes in our fuel rail and extruded rubber products, customer production delays on new business launches, and favorable pricing that ended in 2024 on certain legacy programs.

Segment operating income decreased to $15.6 million in the nine months ended September 30, 2025 compared to $21.6 million in the 2024 period. The decrease was due to the lower unit volumes. In the 2025 and 2024 periods, charges related to restructuring and other special charges were $2.0 million and $0.5 million, respectively.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$116.1	$124.4	$354.7	$364.8
Segment operating income	$3.4	$4.8	$13.2	$14.6
Segment operating income margin	2.9%	3.9%	3.7%	4.0%

Three months ended September 30:

Net sales were $116.1 million in the 2025 third quarter, a decrease of 6.7%, compared to $124.4 million in last year's third quarter. The year-over-year decrease was driven by lower sales in our capital equipment business in North America and Asia, partially offset by sales growth in Europe. In our forged and machined products business, third quarter 2025 sales were down 5.0% compared to the same quarter a year ago, driven by the closure of a small manufacturing operation in 2024 and demand softness in the rail car end market.

Segment operating income in the 2025 period decreased by $1.4 million compared to the corresponding 2024 period. The decrease in the 2025 period was driven by the lower sales, partially offset by operational efficiencies, alignment of variable costs to lower demand levels and other profit-enhancement initiatives. The 2025 and 2024 periods also included $0.3 million and $0.4 million, respectively, of charges related to restructuring and other special charges.

Nine months ended September 30:

Net sales were $354.7 million in the nine months ended September 30, 2025 compared to $364.8 million in comparable 2024 period. The year-over-year decrease was driven by lower sales in our forged and machined products business, driven by lower orders, order delays and closure of a small manufacturing operation in 2024, offset by a $2.0 million increase in sales at our industrial equipment business.

Segment operating income in the 2025 period decreased by $1.4 million compared to the corresponding 2024 period, driven by the lower sales levels. The 2025 and 2024 periods also included $1.5 million and $1.7 million, respectively, of charges related to restructuring and other special charges.

Liquidity and Capital Resources

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash (used in) provided by:	(In millions)
Operating activities	$(6.4)	$8.6	$(15.0)
Investing activities	(27.6)	(33.3)	5.7
Financing activities	30.1	33.1	(3.0)
Discontinued operations	(0.5)	(4.1)	3.6
Effect of exchange rate changes on cash	2.1	0.4	1.7
(Decrease) increase in cash and cash equivalents	$(2.3)	$4.7	$(7.0)
Operating Activities

In the nine months ended September 30, 2025, we utilized cash of $6.4 million compared to $8.6 million of cash generated in the same period of 2024. Cash flow from operating activities was lower in 2025 due to lower profitability and higher working capital needs.

Investing Activities

Capital expenditures of $27.6 million in the nine months ended September 30, 2025 were primarily to provide increased capacity for future growth in our Engineered Products and Assembly Components segments, to maintain existing operations and for information system implementations.

Capital expenditures of $22.3 million in the nine months ended September 30, 2024 were primarily to provide increased capacity for future growth in our Engineered Products and Assembly Components segments, to maintain existing operations and for information system implementations. Additionally, during the nine months ended September 30, 2024, the Company paid $11.0 million, net of cash acquired, for the EMA acquisition.

Financing Activities

During the nine months ended September 30, 2025, we had net debt borrowings of $46.0 million to fund capital expenditures and working capital needs. In addition, Park-Ohio issued the 2030 notes and used the net proceeds, along with cash on hand, to redeem all of our outstanding 2027 Notes, which resulted in a cash outlay of $6.5 million for debt refinancing fees and expenses. We also made cash dividend payments totaling $6.0 million.

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

As of September 30, 2025, we had total liquidity of $187.4 million, which included $50.8 million of cash and cash equivalents and $136.6 million of unused borrowing availability under our credit agreements, which includes $10.6 million of suppressed availability.

The Company had cash and cash equivalents held by foreign subsidiaries of $38.1 million at September 30, 2025 and $43.4 million at December 31, 2024. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

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

Senior Notes

On July 31, 2025, Park-Ohio completed the sale, in a private offering, of $350.0 million aggregate principal amount of the 2030 Notes. The net proceeds from the offering of the 2030 Notes, along with cash on hand, were used to repay in full our 2027 Notes and pay related fees and expenses.

Credit Agreement

On July 17, 2025, Park-Ohio amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the revolving credit facility amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on the substantially all of the U.S. equipment (including machinery) of the Park-Ohio and the Park-Ohio’s existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of Park-Ohio and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility.

Finance Leases

As of September 30, 2025, the Company had finance leases totaling $15.3 million.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $50.625 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $50.625 million, our debt service coverage ratio must be greater than 1.0. At September 30, 2025, our calculated availability under the Credit Agreement was $93.2 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $50.625 million, we were also in compliance with the other covenants contained in the revolving credit facility as of September 30, 2025. While we expect to remain in compliance throughout 2025, declines in sales volumes in the future, including due to the current macroeconomic conditions, could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company declared and paid dividends to shareholders of $5.4 million during the nine months ended September 30, 2025. On October 31, 2025, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend will be paid on November 28, 2025 to shareholders of record as of the close of business on November 14, 2025 and will result in a cash outlay of approximately $1.8 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.
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

We are exposed to market risk, including changes in interest rates. As of September 30, 2025, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.2 million during the nine-month period ended September 30, 2025.

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

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2025:

We were a co-defendant in 119 cases asserting claims on behalf of 163 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information regarding our repurchases of the Company's common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2025	6,455	(2)	$18.34	—	443,207
August 1 — August 31, 2025	636	(2)	$21.79	—	443,207
September 1 — September 30, 2025	—	(2)	—	—	443,207
Total	7,091		$18.65	—	443,207

(1)On March 11, 2020, we announced a share repurchase program whereby we may repurchase up to 1.0 million shares of our outstanding common stock.
(2)Consists of an aggregate total of 7,091 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient withholding tax liabilities.

Item 5.	Other Information

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are included herein:

4.1
Amendment No. 10 to the Seventh Amended and Restated Credit Agreement, dated July 17, 2025, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager

4.2
Indenture, dated July 31, 2025, among Park-Ohio Industries Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee and collateral agent (including Form of Note filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on July 31, 2025, SEC File No. 000-03134 and incorporated herein by reference and made part hereof)

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
Date: November 6, 2025