Form 10-K
period 2025-12-31
PARK OHIO HOLDINGS CORP
filed 2026-03-05
CIK 76282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness         of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant: Approximately $272,035,804 based on the closing price of $17.86 per share of the registrant’s Common Stock on June 30, 2025.

Number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of February 27, 2026: 14,399,130.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on or about May 14, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARK-OHIO HOLDINGS CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2025, we employed approximately 6,300 people.
The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2025	$747.5 million	$380.6 million	$471.0 million
SELECTED PRODUCTS
Sourcing, planning and procurement of over 280,000 production components, including:
• Fasteners
• Pins
• Valves
• Hoses
• Wire harnesses
• Clamps and fittings
• Rubber and plastic components
• Other Class C and MRO products

		• Fuel rails • Fuel filler assemblies • Extruded rubber and plastics • Molded rubber and plastics	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products • Generators and transformers • Forming machines • Inverters
SELECTED INDUSTRIES SERVED	• Heavy-duty truck
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
Total Supply Management™ provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per-unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-value production components including valves, fuel hose assemblies, electro-mechanical hardware, labels, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of original equipment manufacturer (“OEM”) customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. Supply Technologies also provides spare parts and aftermarket products to end users of its customers’ products.
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
Markets and Customers.    For the year ended December 31, 2025, approximately 56% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.
Supply Technologies markets and sells to over 7,000 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 36% and 34% of the sales of Supply Technologies in 2025 and 2024, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.
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
Markets and Customers.    For the year ended December 31, 2025, approximately 61% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 53% and 55% of segment sales for 2025 and 2024, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
Competition.    Assembly Components competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective assemblies utilizing multiple technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic suppliers with the capabilities to meet customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Assembly Components is well-positioned to benefit as customers continue to consolidate their supplier base.
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

Markets and Customers.    For the year ended December 31, 2025, approximately 57% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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
Our suppliers of raw materials and component parts may significantly and quickly increase their prices in response to increases in the cost of the raw materials, such as steel, that they supply to us or use to manufacture our component parts. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to various factors. See the discussion of risks associated with raw material supply and costs in Item 1A "Risk Factors".
Compliance with Government Regulations
We are subject to numerous federal, state and local laws and regulations designed to protect public health and the environment, particularly with regard to discharges and emissions, as well as handling, storage, treatment and disposal of various substances and wastes. Failure to comply with applicable environmental laws and regulations and permit requirements could result in civil and criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Pursuant to certain environmental laws, owners or operators of facilities may be liable for the costs of response or other corrective actions for contamination identified at or emanating from current or former locations, without regard to whether the owner or operator knew of, or was responsible for, the presence of any such contamination, and for related damages to natural resources. Additionally, persons who arrange for the disposal or treatment of hazardous substances or materials may be liable for costs of response at sites where such substances or materials are located, whether or not the site is owned or operated by such person.
We have incurred from time to time, and are presently incurring, costs and obligations for correcting environmental noncompliance and remediating environmental conditions at certain of our properties. In general, we have not experienced difficulty in complying with environmental laws in the past, and compliance with environmental laws has not had a material adverse effect on our financial condition, liquidity and results of operations. Our capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to us in the foreseeable future.
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
Human Capital Resources
As of December 31, 2025, we employed approximately 6,300 employees in our operations around the world. Approximately 2,400 of these employees are in the United States, while the remaining 3,900 are employed in other countries. Approximately 20% of our employees are covered by a collective bargaining agreement.

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
Information About our Executive Officers
Information with respect to our executive officers as of March 5, 2026, is as follows:

Name	Age	Position
Matthew V. Crawford	56	Chairman of the Board, Chief Executive Officer and President
Patrick W. Fogarty	64	Vice President and Chief Financial Officer
Robert D. Vilsack	65	Chief Legal and Administrative Officer, Corporate Secretary
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
Inflation may continue to have a significant effect on labor and raw material costs, which could result in material adverse effects on our business and operating results.
Given the high rates of inflation in the recent past and the possibility of rising inflation rates in the future, we may face raw material price increases and higher labor costs, which could adversely affect our business and operating results, particularly in the Assembly Components segment.
The U.S. continues to impose tariffs on goods manufactured abroad, including goods manufactured in China, Mexico and Canada, as well as on steel and aluminum. These tariffs increase costs for certain goods imported into the United States, including certain of our raw materials and components, which increases our costs. Our inability to pass along our increased costs to our customers, in whole or in part, could have a material adverse effect on our business and results of operations.
Risks Relating to Our Business and Operations
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are also highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes, such as the United Auto Workers strike in 2023. We derived 32% and 7% of our net sales during the year ended December 31, 2025 from the automotive and heavy-duty truck industries, respectively.

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
We generally supply products and services to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our Supply Technologies customers, many of the contracts only establish pricing terms and do not require our customers to buy minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may abruptly decrease the number of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2025, our ten largest customers accounted for approximately 25% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
Our Supply Technologies business purchases substantially all of its component parts from third-party suppliers and manufacturers. As such, it is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. The price for our component parts could increase as a result of the tariffs imposed by the U.S. government as well as retaliatory tariffs implemented by other governments. Additionally, failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.
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
Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our margins. We may experience higher than anticipated gas costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in supply could have a material adverse effect on our production and sales levels. Geopolitical and macroeconomic developments such as global or regional conflicts, instability and disruptions may adversely affect energy costs and supply.

We may experience cybersecurity threats and cyber-security incidents, breaches of, or disruptions to, our information technology systems or those of our third-party providers, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.
We utilize information technology systems in connection with our business operations, including processing orders, managing inventory and accounts receivable collections, purchasing products, maintaining cost-effective operations, routing and re-routing orders. We also depend on our information technology systems to maintain confidential, proprietary and personal information relating to our current, former and prospective employees, customers and other third parties in these systems and in systems of third-party providers who we engage in connection with the processing and storage of certain information. Our information technology systems and those of our third-party providers are subject to breaches, disruptions or damage, which may be caused by a wide array of causes, including telecommunications failures, computer failures, power outages, ransomware attacks, the deployment of harmful malware, denial-of-services attacks, computer viruses, cybersecurity incidents and other intrusions, which could result in the disruption of our operations, or information misappropriation, such as theft of intellectual property or inappropriate disclosure of personal and confidential information. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including software commonly used by companies in cloud-based services and bundled software. In addition, we could also experience data or cybersecurity incidents stemming from the intentional or negligent acts of our employees or other third parties, including fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments account access or access credentials, or other data to be transmitted to an unintended recipient. To the extent our information technology systems or those of our third-party providers are disabled, compromised, or disrupted, key business processes could be interrupted. Any such operational disruptions and/or misappropriation of information, whether in systems we maintain or are maintained by others, could have a material adverse effect on our business. In addition, any such damage, any cybersecurity incident, compromise or breach to our systems or those of our vendors, could result in a violation of privacy and other laws, and expose us to significant legal and financial liability, including costs related to individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, loss of intellectual property, release of confidential information, and costs related to alteration or corruption of data or systems.
We recognize the ever-present global risk of cybersecurity threats, cybersecurity incidents, and cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2025 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
We may be incorporating artificial intelligence (“AI”) technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.
The introduction of AI and machine-learning technologies, particularly generative AI, into internal processes, third-party services and/or new and existing offerings, may result in new or expanded risks and liabilities due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine-learning technology while carrying out their responsibilities. The use of AI in third-party services and the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies
Operating problems in our business may materially adversely affect our financial condition and results of operations.
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

As of December 31, 2025, we had goodwill of $115.8 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information, see Note 8, Goodwill, to the consolidated financial statements included elsewhere herein.
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
As of December 31, 2025, we were a party to three collective bargaining agreements with various labor unions that covered approximately 1,200 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows. We may also face conflicting regulatory requirements from changes to the rules and rescission of prior rules, which may subject us to conflicting compliance obligations and increased compliance costs.
Risks Relating to Our Debt
Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.

As of December 31, 2025, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2026, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
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
As of December 31, 2025, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 27% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.
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

The Audit Committee of our Board of Directors (the “Audit Committee”) has overall oversight responsibility for our enterprise risk management framework and cybersecurity risk management. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management, including the Vice President of Information Technology with support from our Information Technology Council, updates the Audit Committee on at least an annual basis regarding our cybersecurity programs and material cybersecurity risks and mitigation strategies. Our Vice President of Information Technology, who has more than 30-years of global information technology, systems, and IT audit experience, is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis; establishing processes to ensure that such potential cybersecurity risk exposures are monitored; putting in place appropriate mitigation measures; and maintaining cybersecurity programs. The Vice President of Technology oversees a cybersecurity team that includes experienced cybersecurity professionals with credentials such as CISSP (Certified Information Systems Security Professional), CompTIA Security+, and ISO27001. Our Vice President of Information Technology receives reports from our Information Technology Council and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Information Technology Council includes experienced information systems security professionals and information security managers. Our Information Technology Council, which is composed of technology leaders from each of our business units, collaborates on a cross-functional basis to identify practices that can counter threats and to monitor our cybersecurity programs and our cybersecurity incident response plans.

In 2025, we did not identify any material cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information about these risks, please see Part I - Item 1A. “Risk Factors - We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.”

Item 2.    Properties
As of December 31, 2025, our operations included numerous manufacturing and supply chain logistics services facilities located in 28 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.
The following table provides information relative to our principal facilities as of December 31, 2025.

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
In addition to the routine claims, suits, investigations and proceedings noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2025:

We were a co-defendant in approximately 116 cases asserting claims on behalf of approximately 160 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
The number of shareholders of record of our common stock as of February 27, 2026 was 359.

Issuer Purchases of Equity Securities
Set forth below is information regarding repurchases of our common stock during the fourth quarter of the year ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
October 1 — October 31, 2025	1,580	$20.99	—	443,207
November 1 — November 30, 2025	1,102	20.12	—	443,207
December 1 — December 31, 2025	171	21.41	—	443,207
Total	2,853	$20.68	—	443,207

(1)Consists of an aggregate total of 2,853 shares of common stock we acquired from recipients of restricted stock awards at the time of vesting of such awards in order to settle recipient minimum withholding tax liabilities.
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
On December 29, 2023, the Company completed the sale of its Aluminum Products business, which has been classified as a discontinued operation for all periods presented.
Subsequent Events
On January 26, 2026, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 20, 2026, to shareholders of record as of the close of business on February 6, 2026 and resulted in cash payments of $1.8 million.

RESULTS FROM CONTINUING OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The amounts below exclude discontinued operations.
2025 Compared with 2024 and 2024 Compared with 2023

				2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,599.1	$1,656.2	$1,659.7	$(57.1)	(3)%	$(3.5)	—%
Cost of sales	1,327.9	1,374.8	1,388.3	(46.9)	(3)%	(13.5)	(1)%
Gross margin	17.0%	17.0%	16.4%
Selling, general and administrative ("SG&A") expenses	189.6	187.4	181.5	2.2	1%	5.9	3%
SG&A expenses as a percentage of net sales	11.9%	11.3%	10.9%
Restructuring and other special charges	6.4	4.9	6.6	1.5	31%	(1.7)	(26)%
Asset impairment charges	8.9	—	—	8.9	*	—	*
Gains on sales of assets, net	—	(2.5)	(0.8)	2.5	*	(1.7)	*
Other expense	—	5.0	—	(5.0)	*	5.0	*
Operating income	66.3	86.6	84.1	(20.3)	(23)%	2.5	3%
Other components of pension and other postretirement benefits income, net	7.0	5.2	2.5	1.8	35%	2.7	108%
Interest expense, net	(47.5)	(47.4)	(45.1)	(0.1)	—%	(2.3)	5%
Loss on extinguishment of debt	(2.0)	—	—	(2.0)	*	—	*
Income from continuing operations before income taxes	23.8	44.4	41.5	(20.6)	(46)%	2.9	7%
Income tax expense	(2.8)	(4.9)	(8.5)	2.1	(43)%	3.6	42%
Income from continuing operations	21.0	39.5	33.0	(18.5)	(47)%	6.5	20%
Loss attributable to noncontrolling interests	3.8	2.7	1.0	1.1	41%	1.7	(170)%
Income from continuing operations attributable to ParkOhio common shareholders	$24.8	$42.2	$34.0	$(17.4)	(41)%	$8.2	24%

Earnings from continuing operations per common share attributable to ParkOhio common shareholders:
Basic:
Continuing operations	$1.80	$3.27	$2.76	$(1.47)	(45)%	$0.51	18%
Diluted:
Continuing operations	$1.77	$3.19	$2.72	$(1.42)	(45)%	$0.47	17%
* Calculation not meaningful
2025 Compared with 2024

Net Sales

Net sales were $1,599.1 million in 2025 compared to $1,656.2 million in 2024, a decrease of 3.4%. The decrease was primarily due to lower customer demand in each of our business segments.

The factors explaining the changes in segment net sales for the year ended December 31, 2025 compared to the year ended December 31, 2024 are contained in the “Segment Results” section below.
Cost of Sales and Gross Margin

Cost of sales decreased 3.4% to $1,327.9 million in 2025 compared to $1,374.8 million in 2024. The decrease was primarily due to the decrease in net sales in for 2025 compared to 2024 and the impact of ongoing profit improvement initiatives. Gross margin was 17.0% in both periods.
SG&A Expenses

SG&A expenses increased to $189.6 million, or 11.9% of net sales, in 2025 from $187.4 million, or 11.3% of net sales, in 2024. The increases were driven by ongoing inflation, higher employee costs and fixed SG&A costs over lower sales levels.
Restructuring and Other Special Charges

During 2025, the Company recorded restructuring and other special charges of $6.4 million compared to $4.9 million in 2024. The charges in both years relate primarily to plant closure and consolidation activities and other initiatives in each of our business segments.

Asset Impairment Charges

During 2025, the Company recorded non-cash asset impairment charges in its Engineered Products segment totaling $8.9 million to write-down the carrying value of certain assets, primarily at its forging operations in Arkansas.

Gains on Sales of Assets, net

During 2024, the Company sold real estate and other assets within its Engineered Products segment for cash proceeds of $9.3 million, resulting in a net gain of $0.8 million. The Company also sold real estate within its Assembly Components segment for cash proceeds of $2.2 million, resulting in a net gain of $1.7 million. The total net gain of $2.5 million is recorded on a separate line in the Consolidated Statements of Income and is excluded from segment income.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $7.0 million in 2025 compared to $5.2 million in 2024. The increase in 2025 was due to lower net actuarial losses impacting 2025 compared to 2024.

Interest Expense, Net

Interest expense, net increased to $47.5 million in 2025 compared to $47.4 million in 2024. The increase was due to higher interest on our 8.500% Senior Secured Notes due 2030 (the “2030 Notes”) that were issued in July 2025 compared to the 6.625% Senior Notes due 2027 (the “2027 Notes”), partially offset by lower average outstanding debt balances in 2025 compared to a year ago and lower borrowing rates in 2025 compared to 2024 on its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”).

Loss on Extinguishment of Debt

During 2025, Park-Ohio Industries, Inc. (“Park-Ohio”) issued the 2030 Notes and used the net proceeds, along with cash on hand, to redeem all of the outstanding 2027 Notes. In connection with this transaction, the Company recorded a $2.0 million loss on extinguishment of debt.

Income Tax Expense

Income tax expense in 2025 was $2.8 million on pre-tax income of $23.8 million, for an effective tax rate of 11.8%, which was less than the U.S. statutory rate of 21% primarily as a result of the tax benefit of the research and development tax credit.

Income tax expense in 2024 was $4.9 million on pre-tax income of $44.4 million, for an effective tax rate of 11.0%, which was less than the U.S. statutory rate of 21% primarily as a result of the tax benefit of the research and development tax credit and the release of certain valuation allowances.

SEGMENT RESULTS
For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate expenses, which include but are not limited to executive compensation and corporate office expenses. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate expenses; loss on extinguishment of debt; gains on sales of assets; other unallocated expenses; other components of pension and other postretirement benefits income, net; and interest expense, net.

Supply Technologies Segment

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net sales	$747.5	$775.8	$763.4
Segment operating income	$72.3	$75.0	$59.0
Segment operating income margin	9.7%	9.7%	7.7%

2025 Compared to 2024

Net sales decreased 3.6% in 2025 compared to 2024 due primarily to lower customer demand in certain end markets in our supply chain business, including power sports, heavy-duty truck and bus, industrial and agricultural equipment and aerospace and defense, partially offset by increases in the electrical and semiconductor end markets. Sales in our fastener manufacturing business were down 9.7% year-over-year, driven by overall market softness.

Segment operating income was $72.3 million in 2025 compared to $75.0 million in 2024. Segment operating income margin was 9.7% in both 2025 and 2024. In 2025, profit-improvement actions, including alignment of variable costs to lower demand levels, partially offset the impact of lower sales levels on profitability. In 2025 and 2024, charges related to restructuring and other special charges were $1.4 million and $0.2 million, respectively.

Assembly Components Segment

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net sales	$380.6	$398.7	$427.8
Segment operating income	$19.1	$25.4	$33.4
Segment operating income margin	5.0%	6.4%	7.8%

2025 Compared to 2024

Net sales decreased 4.5% in 2025 compared to 2024 due primarily to lower unit volumes in our fuel rail and extruded rubber products, customer production delays on new business launches, and favorable pricing that ended in 2024 on certain legacy programs.

Segment operating income was $19.1 million in 2025 compared to $25.4 million in 2024, and segment operating income margin decreased 140 basis points in 2025 compared to a year ago. The decreases were due to lower unit sales volumes. During 2025 and 2024, we incurred $2.8 million and $1.1 million, respectively, of charges related to restructuring activities.

Engineered Products Segment

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net sales	$471.0	$481.7	$468.5
Segment operating income	$6.6	$17.7	$19.1
Segment operating income margin	1.4%	3.7%	4.1%

2025 Compared to 2024

Net sales decreased 2.2% in 2025 compared to 2024 driven by lower sales in our forged and machined products business, driven by lower orders, order delays and closure of a small manufacturing operation in 2024, partially offset by a $5.8 million increase in sales in our industrial equipment business.

Segment operating income was $6.6 million in 2025 compared to $17.7 million 2024, and segment operating margin decreased 230 basis points in 2025 compared to 2024, driven by lower sales. In addition, restructuring and other special charges were $1.9 million in 2025 and $3.6 million in 2024. During 2025, an $8.9 million non-cash asset impairment charge was recorded to write-down the carrying value of certain assets, primarily at its forging operations in Arkansas.

Liquidity and Capital Resources
The following table summarizes the major components of cash flows:

	2025	2024	2023
Cash provided (used) by:	(In millions)
Operating activities	$42.3	$35.0	$53.4
Investing activities	(40.3)	(30.9)	(11.9)
Financing activities	(11.1)	1.6	(36.6)
Discontinued operations	(1.0)	(5.2)	(9.2)
Effect of exchange rate changes on cash	1.8	(2.2)	0.9
Decrease in cash and cash equivalents	$(8.3)	$(1.7)	$(3.4)

Operating Activities

In 2025, we generated positive operating cash flow of $42.3 million compared to $35.0 million in 2024. Cash flow from operating activities was higher in 2025 due to lower working capital needs, which more than offset lower profitability in 2025.

Investing Activities

Capital expenditures were $40.3 million in 2025 and $31.4 million in 2024. These capital expenditures were primarily for growth initiatives, including information technology investments across all three of our segments, and to maintain existing operations.

In 2024, we sold assets and received aggregate proceeds of $11.5 million. See Note 5 to the consolidated financial statements included elsewhere herein for additional information. In 2024, we spent $11.0 million for the acquisition of EMA Indutec GmbH.

Financing Activities
Cash provided by financing activities in 2025 included net debt borrowings of $6.7 million to fund capital expenditures and working capital needs. In addition, Park-Ohio issued the 2030 Notes and used the net proceeds, along with cash on hand, to redeem all of the outstanding 2027 Notes, which resulted in a cash outlay of $6.5 million for debt refinancing fees and expenses. We also made cash dividend payments totaling $7.8 million.

Cash provided by financing activities in 2024 included debt repayments of $16.0 million, payments related to prior acquisitions of $3.0 million, dividends to shareholders and noncontrolling interest partners totaling $7.2 million, and payments of withholding taxes on share awards of $2.6 million. On June 3, 2024, the Company entered into an agreement providing for an at-the-market (“ATM”) program, authorizing the sale of up to $50.0 million of the Company's common stock.

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

Liquidity
See Note 10 to the consolidated financial statements included elsewhere herein for further discussion of our financing arrangements.
The following table summarizes our indicators of liquidity:

	2025	2024
	(Dollars in millions)
Cash and cash equivalents	$44.8	$53.1
Gross debt (excluding unamortized debt issuance costs)	$635.7	$628.7
Working capital (excluding cash and cash equivalents)	$441.1	$421.8
Net debt as a % of capitalization	58%	60%

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

As of December 31, 2025, we had $257.4 million outstanding under the revolving credit facility, and total liquidity of $204.2 million, which included cash and cash equivalents of $44.8 million and $159.4 million of unused borrowing availability under our credit arrangements.

The Company had cash and cash equivalents held by foreign subsidiaries of $34.1 million at December 31, 2025 and $43.4 million at December 31, 2024. We do not expect restrictions on repatriation of cash held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

Senior Notes

On July 31, 2025, Park-Ohio completed the sale, in a private offering, of $350.0 million aggregate principal amount of the 2030 Notes. The net proceeds from the offering of the 2030 Notes, along with cash on hand, were used to redeem in full the 2027 Notes and pay related fees and expenses.

Credit Agreement

On July 17, 2025, Park-Ohio amended its Credit Agreement, in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on the substantially all of the U.S. equipment (including machinery) of the Park-Ohio and the Park-Ohio’s existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of Park-Ohio and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility.

Finance Leases

As of December 31, 2025, the Company had finance leases totaling $16.6 million.

Covenants

The future availability of bank borrowings under the revolving credit facility provided by the Credit Agreement is based on (1) our calculated availability under the Credit Agreement and (2) if such calculated availability decreases below $50.625 million, our ability to meet a debt service ratio covenant. If our calculated availability is less than $50.625 million, our debt service coverage ratio must be greater than 1.0. At December 31, 2025, our calculated availability under the Credit Agreement was $126.1 million; therefore, the debt service ratio covenant did not apply.

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

As our calculated availability under the Credit Agreement was above $50.625 million, we were also in compliance with the other covenants contained in the revolving credit facility as of December 31, 2025. While we expect to remain in compliance throughout 2026, declines in sales volumes in the future could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by declines in the economy in general, they may be unable to pay their accounts payable to us on a timely basis or at all, which could make our accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow under such facility.

Dividends

The Company paid dividends to shareholders of $7.2 million during 2025. On January 26, 2026, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 20, 2026, to shareholders of record as of the close of business on February 6, 2026 and resulted in cash payments of $1.8 million. Although we currently intend to pay a quarterly dividend on an ongoing basis, all future dividend declarations will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant.

Contractual and Other Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 10 to the consolidated financial statements included elsewhere herein for additional information regarding scheduled maturities of our long-term debt. See Note 14 to the consolidated financial statements included elsewhere herein for additional information on leases. See Note 15 to the consolidated financial statements included elsewhere herein for additional information of future pension and postretirement benefit obligations.

Interest payable associated with our 2030 Notes is $29.8 million due in the twelve months following December 31, 2025 and $106.6 million due thereafter.

As of December 31, 2025, our undiscounted purchase obligations were $144.0 million due in the next twelve months and $0.1 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

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
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2025, 2024 and 2023, we performed quantitative testing for each reporting unit with a goodwill balance.
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
The results of testing as of October 1, 2025, 2024 and 2023 for all reporting units confirmed that the estimated fair values exceeded carrying values, and no impairment existed as of those dates. Based on our 2025 annual impairment test, we determined that the fair value of our Forged and Machined Products Group reporting unit, which is included in our Engineered Products segment, exceeded its carrying value by approximately 15% as of the testing date. As such, we concluded that the goodwill of this reporting unit of $8.2 million as of that date was not impaired. This reporting unit was negatively impacted by equipment downtime and labor challenges, and while we believe that the current assumptions and estimates used in our goodwill testing are reasonable, supportable and appropriate, there can be no assurance that such assumptions and estimates will prove to be accurate predictions of future performance.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2025, 2024 and 2023, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2025, 2024 and 2023 for all indefinite-lived intangible assets confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
See Notes 8 and 9 of the consolidated financial statements included elsewhere herein for additional disclosure on goodwill and indefinite-lived intangibles.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 5.24% for 2025, compared with 5.55% in 2024. For the other postretirement benefit plan, the rate is 4.87% for 2025 and 5.43% for 2024. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.50% for both 2025 and 2024, respectively. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes in interest rates. As of December 31, 2025, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $257.4 million at December 31, 2025. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.6 million for the year ended December 31, 2025.
We are exposed to changes in foreign currency exchange rates. Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders' equity section of the accompanying Consolidated Balance Sheets. Sales and expenses at our foreign operations are translated into U.S. dollars at the applicable monthly average exchange rates. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.
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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park-Ohio Holdings Corp. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2026 expressed an unqualified opinion thereon.
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

Quantitative Impairment Assessment of Goodwill
Description of the Matter How We Addressed the Matter in Our Audit	At December 31, 2025, the Company’s goodwill was $115.8 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level for impairment utilizing a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s quantitative goodwill impairment assessment for certain of its reporting units was complex due to the use of a valuation methodology in the determination of the estimated fair values of the reporting units. In particular, the fair value estimates are impacted by the weighted average cost of capital (WACC) which is a significant assumption used in the discounted cash flow method for certain reporting units.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management’s review of the methodology and model, including sensitivities performed on the related inputs, including the WACC, to understand their impact on the related fair value estimates.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodology and testing the completeness and accuracy of the underlying data used by the Company in its model. For example, we compared certain inputs used by management to current industry and economic trends and to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of inputs to the model, such as inputs to the WACC to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved our specialists to review the fair value methodology and the WACC. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Cleveland, Ohio
March 5, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Park-Ohio Holdings Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Park-Ohio Holdings Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park-Ohio Holdings Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
March 5, 2026

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44.8	$53.1
Accounts receivable, net	265.0	249.5
Inventories, net	420.9	422.9
Other current assets	121.8	110.5
Total current assets	852.5	836.0
Property, plant and equipment, net	198.5	182.9
Operating lease right-of-use assets	41.2	40.3
Goodwill	115.8	111.7
Pension assets	93.3	85.3
Other long-term assets	118.3	108.9
Total assets	$1,419.6	$1,365.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$199.8	$194.8
Current portion of long-term debt and short-term debt	8.3	8.4
Current portion of operating lease liabilities	10.9	10.7
Accrued expenses	147.6	147.2
Total current liabilities	366.6	361.1
Long-term liabilities, less current portion:
Long-term debt	620.7	618.3
Long-term operating lease liabilities	30.4	29.8
Other long-term liabilities	19.1	18.8
Total long-term liabilities	670.2	666.9
Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity:
Capital stock, par value $1 a share
Serial preferred stock: Authorized -- 632,470 shares: Issued and outstanding -- none	—	—
Common stock: Authorized - 40,000,000 shares; Issued - 18,559,230 shares in 2025 and 18,292,490 in 2024	18.6	18.3
Additional paid-in capital	195.8	190.6
Retained earnings	281.8	265.2
Treasury stock, at cost, 4,157,153 shares in 2025 and 4,059,619 shares in 2024	(93.3)	(91.5)
Accumulated other comprehensive loss	(22.0)	(51.8)
Total Park-Ohio Holdings Corp. and Subsidiaries shareholders' equity	380.9	330.8
Noncontrolling interests	1.9	6.3
Total equity	382.8	337.1
Total liabilities and shareholders' equity	$1,419.6	$1,365.1
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Net sales	$1,599.1	$1,656.2	$1,659.7
Cost of sales	1,327.9	1,374.8	1,388.3
Selling, general and administrative expenses	189.6	187.4	181.5
Restructuring and other special charges	6.4	4.9	6.6
Asset impairment charges	8.9	—	—
Gains on sales of assets, net	—	(2.5)	(0.8)
Other expense	—	5.0	—
Operating income	66.3	86.6	84.1
Other components of pension and other postretirement benefits income, net	7.0	5.2	2.5
Interest expense, net	(47.5)	(47.4)	(45.1)
Loss on extinguishment of debt	(2.0)	—	—
Income from continuing operations before income taxes	23.8	44.4	41.5
Income tax expense	(2.8)	(4.9)	(8.5)
Income from continuing operations	21.0	39.5	33.0
Loss attributable to noncontrolling interests	3.8	2.7	1.0
Income from continuing operations attributable to ParkOhio common shareholders	24.8	42.2	34.0
Loss from discontinued operations, net of tax (Note 7)	(1.0)	(10.4)	(26.2)
Net income attributable to ParkOhio common shareholders	$23.8	$31.8	$7.8

Earnings (loss) per common share attributable to ParkOhio common shareholders:
Basic:
Continuing operations	$1.80	$3.27	$2.76
Discontinued operations	(0.07)	(0.81)	(2.13)
Total	$1.73	$2.46	$0.63
Diluted:
Continuing operations	$1.77	$3.19	$2.72
Discontinued operations	(0.07)	(0.79)	(2.10)
Total	$1.70	$2.40	$0.62

Weighted-average shares used to compute earnings (loss) per share:
Basic	13.8	12.9	12.3
Diluted	14.0	13.2	12.5
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net income attributable to ParkOhio common shareholders before noncontrolling interests	$20.0	$29.1	$6.8
Other comprehensive income (loss):
Currency translation	26.1	(15.9)	7.7
Pensions and other postretirement benefits, net of tax	3.7	7.8	10.4
Total other comprehensive income (loss)	29.8	(8.1)	18.1
Total comprehensive income, net of tax	49.8	21.0	24.9
Comprehensive loss attributable to noncontrolling interests	3.8	2.7	1.0
Comprehensive income attributable to ParkOhio common shareholders	$53.6	$23.7	$25.9
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In whole shares)	(In millions)
Balance at January 1, 2023	16,653,928	$16.6	$149.8	$238.8	$(86.9)	$(61.8)	$11.4	$267.9
Comprehensive income (loss)	—	—	—	7.8	—	18.1	(1.0)	24.9
Stock-based compensation	—	—	6.5	—	—	—	—	6.5
Restricted stock awards issued	386,983	0.4	(0.4)	—	—	—	—	—
Restricted stock cancelled	(10,973)	—	—	—	—	—	—	—
Dividends	—	—	—	(6.5)	—	—	(0.9)	(7.4)
Payments of withholding taxes on share awards	—	—	—	—	(2.0)	—	—	(2.0)
Balance at December 31, 2023	17,029,938	17.0	155.9	240.1	(88.9)	(43.7)	9.5	289.9
Comprehensive income (loss)	—	—	—	31.8	—	(8.1)	(2.7)	21.0
Stock-based compensation	—	—	5.6	—	—	—	—	5.6
Restricted stock awards issued	257,660	0.3	(0.3)	—	—	—	—	—
Restricted stock cancelled	(36,698)	—	—	—	—	—	—	—
Issuances of common stock	1,041,590	1.0	29.4	—	—	—	—	30.4
Dividends	—	—	—	(6.7)	—	—	(0.5)	(7.2)
Payments of withholding taxes on share awards	—	—	—	—	(2.6)	—	—	(2.6)
Balance at December 31, 2024	18,292,490	18.3	190.6	265.2	(91.5)	(51.8)	6.3	337.1
Comprehensive income (loss)	—	—	—	23.8	—	29.8	(3.8)	49.8
Stock-based compensation	—	—	5.5	—	—	—	—	5.5
Restricted stock awards issued	288,260	0.3	(0.3)	—	—	—	—	—
Restricted stock cancelled	(21,520)	—	—	—	—	—	—	—
Dividends	—	—	—	(7.2)	—	—	(0.6)	(7.8)
Payments of withholding taxes on share awards	—	—	—	—	(1.8)	—	—	(1.8)
Balance at December 31, 2025	18,559,230	$18.6	$195.8	$281.8	$(93.3)	$(22.0)	$1.9	$382.8

	Year Ended December 31,
	2025	2024	2023
Cash dividends per common share	$0.50	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(In millions)
Income from continuing operations	$21.0	$39.5	$33.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	33.0	33.6	31.7
Stock-based compensation	5.5	5.6	6.5
Loss on extinguishment of debt	2.0	—	—
Asset impairment charges	8.9	—	—
Gains on sales of assets, net	—	(2.5)	(0.8)
Deferred income taxes	(13.9)	(14.6)	(7.2)
Changes in operating assets and liabilities:
Accounts receivable	(4.9)	12.1	(14.1)
Inventories	2.8	(14.8)	(1.3)
Prepaid and other current assets	(9.3)	(14.1)	(1.2)
Accounts payable and accrued expenses	(1.4)	(2.7)	3.3
Other	(1.4)	(7.1)	3.5
Net cash provided by operating activities from continuing operations	42.3	35.0	53.4
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(40.3)	(31.4)	(28.2)
Proceeds from sales of assets	—	11.5	2.0
Proceeds from sale of discontinued operations	—	—	15.5
Business acquisitions, net of cash acquired	—	(11.0)	(1.2)
Net cash used in investing activities from continuing operations	(40.3)	(30.9)	(11.9)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
(Payments on) proceeds from revolving credit facility, net	8.5	(15.0)	(22.3)
Payments on term loans and other debt	(2.1)	(7.5)	(7.2)
Proceeds from other long-term debt	0.8	5.8	4.3
(Payments on) proceeds from finance lease facilities, net	(0.5)	0.7	0.9
Issuance of 8.5% Senior Notes due 2030, net of discount	348.3	—	—
Redemption of 6.625% Senior Notes due 2027	(350.0)	—	—
Payments of debt refinancing fees and expenses	(6.5)	—	—
Net proceeds from common stock issuances	—	30.4	—
Payments related to prior acquisitions	—	(3.0)	(2.9)
Dividends	(7.8)	(7.2)	(7.4)
Payments of withholding taxes on share awards	(1.8)	(2.6)	(2.0)
Net cash provided by (used in) financing activities from continuing operations	(11.1)	1.6	(36.6)
DISCONTINUED OPERATIONS:
Total used in operating activities	(1.0)	(5.2)	(2.9)
Total used in investing activities	—	—	(3.9)
Total used in financing activities	—	—	(2.4)
Decrease in cash and cash equivalents from discontinued operations	(1.0)	(5.2)	(9.2)
Effect of exchange rate changes on cash	1.8	(2.2)	0.9
Decrease in cash and cash equivalents	(8.3)	(1.7)	(3.4)
Cash and cash equivalents at beginning of year	53.1	54.8	58.2
Cash and cash equivalents at end of year	$44.8	$53.1	$54.8
Income taxes paid, net	$24.3	$14.5	$7.3
Interest paid	$40.3	$47.0	$47.6
The accompanying notes are an integral part of these consolidated financial statements.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data.)
NOTE 1 — Summary of Significant Accounting Policies
Consolidation and Basis of Presentation:    Park-Ohio Holdings Corp. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financing with unconsolidated entities or other persons, other than the letters of credit disclosed in Note 10. The Company leases certain real properties owned by related parties as described in Note 14. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.
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
Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value and reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts was $4.2 million and $3.9 million at December 31, 2025 and 2024, respectively. The Company’s policy is to measure expected credit losses on accounts receivable based on historical experience, current conditions and reasonable forecasts. During 2025 and 2024, we sold, without recourse, $147.5 million and $129.3 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $2.0 million and $2.4 million in 2025 and 2024, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.
Inventories:    Inventories are valued using first-in, first-out or the weighted-average inventory method and stated at the lower of cost or net realizable value.

Major Classes of Inventories	December 31, 2025	December 31, 2024
Raw materials and supplies	$107.5	$108.8
Work in process	53.3	53.5
Finished goods	260.1	260.6
Inventories, net	$420.9	$422.9

Other Inventory Items
Inventory reserves	$(44.8)	$(42.7)
Consigned inventory	$5.5	$8.1
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes property, plant and equipment:

	December 31, 2025	December 31, 2024
Land and land improvements	$8.5	$8.1
Buildings	62.1	54.1
Machinery and equipment	382.3	356.3
Leased property under finance leases	32.3	31.7
Total property, plant and equipment	485.2	450.2
Less: Accumulated depreciation	286.7	267.3
Property, plant and equipment, net	$198.5	$182.9

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$26.1	$26.8	$25.0
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

See Notes 8 and 9 for additional disclosures about goodwill and indefinite-lived intangibles.
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
Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 31, 2025 and 2024 because

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 10 and Note 15, respectively.
The Company has not changed its valuation techniques for measuring fair value during 2025, and there were no transfers between levels during the periods presented.
Pensions: We account for our pensions in accordance with ASC Topic 715, "Compensation — Retirement Benefits." Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over an average employee's future service period. Refer to Note 15 for more information.
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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current period expense. The impact of GILTI for the years ended December 31, 2025, 2024 and 2023 was tax expense of $0.6 million, $1.5 million and $2.4 million, respectively.
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
Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, current conditions and reasonable forecasts. As of December 31, 2025 and 2024, the Company had uncollateralized receivables with five customers in the automotive industry, each with several locations, aggregating $30.4 million and $22.1 million, respectively, which represented approximately 11% and 9%, respectively, of the Company’s trade accounts receivable. During 2025 and 2024, sales to these customers amounted to approximately $200.4 million and $235.9 million, respectively, which represented approximately 13% and 14%, respectively, of the Company’s net sales.
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued Operations:     During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. On December 29, 2023, the Company sold this business to Angstrom Automotive Group (“Angstrom”). Unless otherwise indicated, amounts and activity in this Annual Report on Form 10-K are presented on a continuing operations basis. See Note 7, “Discontinued Operations,” for further information.
Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$5.3	$5.5	$5.2
Claims paid during the year	(2.5)	(1.8)	(2.1)
Warranty expense	1.5	1.4	2.2
Acquisition	—	0.6	—
Foreign currency translation and other	(0.3)	(0.4)	0.2
Balance at December 31	$4.0	$5.3	$5.5
Weighted-Average Number of Shares Used in Computing Earnings (Loss) Per Share: The following table sets forth the weighted-average number of shares used in the computation of earnings (loss) per share:

	Year Ended December 31,
	2025	2024	2023
	(In whole shares)
Weighted average basic shares outstanding	13,768,371	12,902,490	12,295,999
Dilutive impact of employee stock awards	204,754	337,118	214,902
Weighted average diluted shares outstanding	13,973,125	13,239,608	12,510,901
Outstanding stock awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. For the years ended December 31, 2025, 2024 and 2023, the anti-dilutive shares were 0.0 million, 0.0 million and 0.1 million, respectively.
Accounting Standards Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This guidance will not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024. Refer to Note 11 for the additional disclosures.
Accounting Standards Not Yet Adopted
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

The majority of the Company’s revenue is derived from contracts (i) with an original contract length of one year or less, or (ii) for which it recognizes revenue at the amount at which it has the right to invoice as products or services are delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts.

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represented approximately 19% of the Company's total consolidated sales for the year ended December 31, 2025. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract assets relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $49.4 million and $45.3 million at December 31, 2025 and December 31, 2024, respectively, are recorded as Other current assets in the Consolidated Balance Sheets.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For over time arrangements, contract liabilities relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $56.9 million and $53.1 million at December 31, 2025 and December 31, 2024, respectively, are recorded as Other accrued expenses in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2025	2024	2023
PRODUCT LINE
Supply Technologies	$645.9	$663.3	$661.7
Engineered specialty fasteners and other products	101.6	112.5	101.7
Supply Technologies Segment	747.5	775.8	763.4

Fuel, rubber and plastic products	380.6	398.7	427.8
Assembly Components Segment	380.6	398.7	427.8

Industrial equipment and aftermarket	359.7	353.9	335.1
Forged and machined products	111.3	127.8	133.4
Engineered Products Segment	471.0	481.7	468.5

Total revenues	$1,599.1	$1,656.2	$1,659.7

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2025
GEOGRAPHIC REGION
United States	$417.1	$231.9	$268.0	$917.0
Europe	167.3	15.9	76.7	259.9
Asia	77.0	32.5	69.9	179.4
Mexico	70.9	60.3	16.3	147.5
Canada	12.1	32.6	29.7	74.4
Other	3.1	7.4	10.4	20.9
Total	$747.5	$380.6	$471.0	$1,599.1

Year Ended December 31, 2024
GEOGRAPHIC REGION
United States	$444.8	$262.0	$259.0	$965.8
Europe	159.4	17.3	94.8	271.5
Asia	80.7	32.7	63.3	176.7
Mexico	74.1	51.9	20.0	146.0
Canada	14.3	30.3	30.0	74.6
Other	2.5	4.5	14.6	21.6
Total	$775.8	$398.7	$481.7	$1,656.2

Year Ended December 31, 2023
GEOGRAPHIC REGION
United States	$458.8	$300.3	$264.7	$1,023.8
Europe	151.9	17.6	68.0	237.5
Asia	64.9	30.1	69.4	164.4
Mexico	71.9	45.1	15.6	132.6
Canada	13.2	30.2	35.2	78.6
Other	2.7	4.5	15.6	22.8
Total	$763.4	$427.8	$468.5	$1,659.7

NOTE 3 — Segments
The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The chief operating decision maker is the Company's Chief Executive Officer. For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate expenses. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate expenses; loss on extinguishment of debt; gains on sales of assets; other unallocated expenses; other components of pension and other postretirement benefits income, net; and interest expense, net.

Results by business segment were as follows:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2025
	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Net sales	$747.5	$380.6	$471.0	$1,599.1
Cost of sales	605.9	338.8	383.2	1,327.9
Selling, general and administrative expenses	67.9	19.9	70.5	158.3
Restructuring and other special charges	1.4	2.8	1.8	6.0
Asset impairment charges	—	—	8.9	8.9
Segment operating income	$72.3	$19.1	$6.6	98.0
Corporate expenses				(31.3)
Corporate restructuring and other special charges				(0.4)
Operating income				66.3
Other components of pension and other postretirement benefits income, net				7.0
Interest expense, net				(47.5)
Loss on extinguishment of debt				(2.0)
Income from continuing operations before income taxes				$23.8

	Year Ended December 31, 2024
	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Net sales	$775.8	$398.7	$481.7	$1,656.2
Cost of sales	631.5	353.6	389.7	1,374.8
Selling, general and administrative expenses	69.1	18.6	70.7	158.4
Restructuring and other special charges	0.2	1.1	3.6	4.9
Segment operating income	$75.0	$25.4	$17.7	118.1
Corporate expenses				(29.0)
Gains on sales of assets, net				2.5
Other expense				(5.0)
Operating income				86.6
Other components of pension and other postretirement benefits income, net				5.2
Interest expense, net				(47.4)
Income from continuing operations before income taxes				$44.4

	Year Ended December 31, 2023
	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Net sales	$763.4	$427.8	$468.5	$1,659.7
Cost of sales	639.1	369.5	379.7	1,388.3
Selling, general and administrative expenses	65.1	23.4	64.8	153.3
Restructuring, acquisition-related and other special charges	0.2	1.5	4.9	6.6
Segment operating income	$59.0	$33.4	$19.1	111.5

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate expenses	(28.2)
Gains on sales of assets, net	0.8
Operating income	84.1
Other components of pension and other postretirement benefits income, net	2.5
Interest expense, net	(45.1)
Income from continuing operations before income taxes	$41.5

	Year Ended December 31,
	2025	2024	2023
Capital expenditures:
Supply Technologies	$17.4	$10.5	$6.3
Assembly Components	6.9	8.8	8.4
Engineered Products	12.8	10.1	12.7
Corporate	3.2	2.0	0.8
	$40.3	$31.4	$28.2
Depreciation and amortization:
Supply Technologies	$6.7	$6.7	$6.6
Assembly Components	13.0	13.8	13.4
Engineered Products	12.6	12.8	11.5
Corporate	0.7	0.3	0.2
	$33.0	$33.6	$31.7
Identifiable assets:
Supply Technologies	$489.4	$465.6	$462.8
Assembly Components	293.3	284.3	289.5
Engineered Products	465.9	468.8	462.0
Corporate	171.0	146.4	126.4
	$1,419.6	$1,365.1	$1,340.7
At December 31, 2025, 2024 and 2023, approximately 66%, 66% and 67%, respectively, of the Company’s assets were located in the United States.

NOTE 4 — Asset Impairment Charges

During 2025, the Company recorded non-cash asset impairment charges in its Engineered Products segment totaling $8.9 million to write-down the carrying value of certain assets, primarily at its forging operations in Arkansas. The impairment charges, which included obsolete tooling and inventory as well as charges related to property, plant and equipment, are recorded on a separate line in the Consolidated Statements of Income.

NOTE 5 — Plant Closure and Consolidation

During 2025, in connection with its ongoing profit-improvement actions, the Company recorded plant closure and consolidation costs totaling $2.6 million across all three of its segments.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2024, the Company consolidated an Assembly Components facility and closed an Engineered Products operation in Ohio. In connection with these actions, the Company received cash proceeds of $11.5 million and recorded a gain on sale of assets of $2.5 million, which is included on a separate line in the Consolidated Statements of Income.

During 2023, the Company incurred the following expenses related to plant closure and consolidation in connection with its profit-improvement actions across its businesses. The actions in the Assembly Components segment were primarily in connection with actions taken to close and consolidate its extrusion operations in Ohio, to relocate certain production to lower-cost facilities with open capacity, and to complete other cost-reduction actions.

The actions in the Engineered Product segment were primarily in connection with plant closure and consolidation of a facility in Ohio, and to complete other cost-reduction actions in this segment.

	Facility Related Costs	Severance and Other	Total
2023:
Assembly Components	$0.5	$—	$0.5
Engineered Products	2.7	1.9	4.6
Total	$3.2	$1.9	$5.1

The Company sold certain real estate for cash proceeds and gains on sales as follows. Gains are recorded on a separate line in the Consolidated Statements of Income and are excluded from segment operating income.

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

The allocation of the purchase price of EMA is summarized as follows:

(In millions)
Accounts receivable	$6.0
Inventories	4.7
Other current assets	0.5
Property, plant and equipment	1.3
Goodwill	3.9
Intangibles	6.8
Other assets	0.1
Accounts payable and accrued expenses	(10.0)
Deferred income tax liability	(2.3)
Total purchase price, net of cash acquired	$11.0

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2024 and 2023, the Company paid $3.0 million and $2.9 million, respectively, as scheduled, related to deferred purchase price for the 2022 acquisitions of Charter Automotive (Changzhou) Co. Ltd. and Southern Fasteners & Supply, Inc.

NOTE 7 — Discontinued Operations
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

	Year Ended December 31,
	2025	2024	2023
Net sales	$—	$—	$180.6
Cost of sales	—	—	164.9
Selling, general and administrative	—	—	15.8
Operating loss	—	—	(0.1)
Interest expense	—	—	(3.3)
Loss from operation of discontinued operations	—	—	(3.4)
Loss on sale of discontinued operations	(1.3)	(12.9)	(28.3)
Loss on classification as held-for-sale	—	—	—
Income tax benefit	0.3	2.5	5.5
Loss from discontinued operations, net of tax	$(1.0)	$(10.4)	$(26.2)

NOTE 8 — Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2024	$21.8	$51.4	$37.0	$110.2
Acquisition	—	—	3.9	3.9
Disposal	—	—	(0.5)	(0.5)
Currency translation	(0.2)	0.1	(1.8)	(1.9)
Balance at December 31, 2024	21.6	51.5	38.6	111.7
Currency translation	1.0	—	3.1	4.1
Balance at December 31, 2025	$22.6	$51.5	$41.7	$115.8

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — Other Intangible Assets

	December 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	9.5	$98.9	$71.0	$27.9	$96.9	$65.8	$31.1
Indefinite-lived tradenames	*	27.3	*	27.3	26.6	*	26.6
Technology	9.8	26.4	12.7	13.7	25.1	11.3	13.8
Other	3.4	4.9	4.6	0.3	4.8	4.4	0.4
Total		$157.5	$88.3	$69.2	$153.4	$81.5	$71.9

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets was as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$6.9	$6.8	$6.7

We estimate amortization expense for the five years subsequent to 2025 as follows:

2026	$6.5
2027	$6.4
2028	$5.5
2029	$3.8
2030	$2.5
NOTE 10 — Financing Arrangements
Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2025	December 31, 2025	December 31, 2024
Senior Secured Notes	July 31, 2030	8.500%	$348.4	$—
Senior Notes	April 15, 2027	6.625%	—	350.0
Revolving credit facility	July 17, 2030	5.19%	257.4	248.6
Finance leases	Various	Various	16.6	17.0
Other	Various	Various	13.3	13.1
Total debt			635.7	628.7
Less: Current portion of long-term debt and short-term debt			(8.3)	(8.4)
Less: Unamortized debt issuance costs			(6.7)	(2.0)
Total long-term debt, net			$620.7	$618.3
On July 31, 2025, Park-Ohio Industries, Inc. (“Park-Ohio”) completed the issuance of $350 million aggregate principal amount of 8.500% Senior Secured Notes due 2030 (the “2030 Notes”), in a private offering. The 2030 Notes were priced at 99.50% of par. The 2030 Notes are senior secured obligations of Park-Ohio and are guaranteed (with certain exceptions) by Park-Ohio's domestic subsidiaries that guarantee the debt under the Credit Agreement on a senior secured basis. Park-Ohio used

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the net proceeds from the offering of the 2030 Notes, along with cash on hand, to redeem all $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “2027 Notes”) and pay related fees and expenses.
On July 17, 2025, Park-Ohio amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on the substantially all of the U.S. equipment (including machinery) of the Park-Ohio and the Park-Ohio’s existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of Park-Ohio and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, Park-Ohio has the option to increase the availability under the revolving credit facility. As of December 31, 2025, we had borrowing availability of $126.1 million under the Credit Agreement.
The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2025 and 2024. The fair value was estimated using quoted market prices.

	2030 Notes	2027 Notes
	December 31, 2025	December 31, 2024
Carrying amount	$348.4	$350.0
Fair value	$360.8	$344.3
Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2025 are as follows:

2026	$5.1
2027	$2.9
2028	$2.7
2029	$0.7
2030	$608.0
Foreign subsidiaries of the Company had $52.1 million of borrowings at December 31, 2025, which included $40.5 million under our Credit Agreement, and $10.3 million at December 31, 2024.
We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $32.7 million at December 31, 2025 and $38.5 million at December 31, 2024.
The weighted average interest rate on all debt was approximately 7.1% in 2025, 7.0% in 2024 and 6.6% in 2023.
NOTE 11 — Income Taxes
(Loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
United States	$(21.3)	$(5.9)	$0.2
Outside the United States	45.1	50.3	41.3
	$23.8	$44.4	$41.5

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income tax expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal	$0.3	$2.8	$1.7
State	1.0	1.1	0.1
Foreign	15.4	15.6	13.9
	16.7	19.5	15.7
Deferred (benefit) expense:
Federal	(9.1)	(11.9)	(7.1)
State	(0.7)	(1.8)	(1.2)
Foreign	(4.1)	(0.9)	1.1
	(13.9)	(14.6)	(7.2)
Income tax expense	$2.8	$4.9	$8.5

In 2025, the effective income tax rate of 11.8% was less than the U.S. statutory rate of 21%, primarily as a result of the tax benefit of the research and development tax credit partially offset by the impact of non-deductible expenses

Several countries in which Park-Ohio Holdings does business have proposed or enacted new tax laws or are actively considering changes to their tax laws to align with the Organization for Economic Co-operation and Development (“OECD”) proposals. For tax year 2025, the impact for those countries in which Park-Ohio Holdings operates who have enacted Pillar Two laws was not material to income tax expense. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before incomes taxes, as follows:

	Year Ended December 31, 2025
	Amount	Percent
US federal statutory income tax	$5.0	21.0%
State and local income taxes, net of federal effect[1]
Changes in valuation allowance	0.8	3.3%
Other	(0.7)	(2.7)%
Foreign tax effects
Mexico
Foreign rate differential	1.0	4.0%
Prior period adjustment	(0.7)	(2.8)%
Other	(0.8)	(3.3)%
Other jurisdictions	1.6	6.8%
Effect of cross-border tax laws
Global intangible low-taxed income	0.6	2.5%

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other	(0.3)	(1.4)%
Income tax credits
Research and development	(4.9)	(20.6)%
Foreign tax credits - general	(0.9)	(3.7)%
Nontaxable or nondeductible items
Effect of non-controlling interest	1.0	4.2%
Officers' compensation	1.0	4.3%
Other	0.3	1.2%
Changes in unrecognized tax benefits	(0.3)	(1.4)%
Other adjustments	0.1	0.4%

Effective tax rate	$2.8	11.8%

(1) State taxes in Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ending December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Income tax expense at U.S. statutory rate	$9.3	$8.7
Effect of state income taxes, net	(0.9)	(1.1)
Effect of foreign operations	5.7	4.4
Valuation allowance	(2.3)	(1.3)
Uncertain tax positions	0.7	0.3
Non-deductible items	1.2	2.3
Equity compensation	0.8	1.4
Foreign tax credit	(4.7)	(4.3)
Other tax credits	(7.0)	(3.3)
GILTI	1.5	2.4
FDII	(0.5)	(0.8)
Other, net	1.1	(0.2)
Income tax expense as recorded	$4.9	$8.5

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred income tax assets:
Postretirement benefit obligation	$0.3	$0.2
Inventory	11.3	12.5
Net operating loss and credit carryforwards	26.5	17.9
Operating lease liabilities	10.6	10.1
Compensation	2.1	3.3
Capitalized research and development expenditures	34.5	29.6
Disallowed interest	5.9	7.6
Other	8.8	5.8
Total deferred income tax assets	100.0	87.0
Deferred income tax liabilities:
Depreciation	12.5	14.7
Pension	20.9	19.0
Intangible assets	16.9	16.8
Lease right-of-use assets	10.6	10.1
Other	5.2	5.5
Total deferred income tax liabilities	66.1	66.1
Net deferred income tax assets prior to valuation allowances	33.9	20.9
Valuation allowances	(5.5)	(4.9)
Net deferred income tax asset	$28.4	$16.0

At December 31, 2025, the Company has U.S., state and foreign net operating loss carryforwards as well as U.S. foreign tax credit carryforwards and research and development tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $16.7 million, of which $9.5 million expires between 2026 and 2043 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $4.9 million, of which $4.1 million expires between 2026 and 2045 and the remainder has no expiration date. The Company also has a non-consolidated U.S. net operating loss carryforward of $1.1 million that expires between 2035 and 2036. The Company has recorded a valuation allowance of $5.5 million against these net operating loss carryforwards in jurisdictions where those losses are not expected to be realized. The foreign tax credit carryforward is $4.0 million and expires between 2032 and 2035. The U.S. research and development tax credit carryforward is $10.6 million and expires between 2031 and 2045.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized Tax Benefit — January 1	$1.2	$0.5	$0.8
Gross Increases to Tax Positions Related to Prior Years	—	0.8	—
Gross Decreases related to settlements with taxing authorities	—	—	—
Expiration of Statute of Limitations	(0.4)	(0.1)	(0.3)
Unrecognized Tax Benefit — December 31	$0.8	$1.2	$0.5
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million at both December 31, 2025 and December 31, 2024, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2025 and 2024, the Company recognized a tax benefit of

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $0.1 million in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2025.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2015 through 2025 remain open for examination by the Internal Revenue Service and 2019 through 2025 remain open for examination by various state and foreign taxing authorities.
As of December 31, 2025, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $272.8 million. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Income taxes paid, net of refunds, were as follows:

Year Ended December 31, 2025
U.S. Federal	$1.4
U.S. State	0.8
Foreign
Canada	1.4
China	3.1
Germany	2.6
Mexico	5.9
United Kingdom	3.2
Other	5.9
Total income taxes paid, net of refunds	$24.3
NOTE 12 — Stock-Based Compensation
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
A summary of activity for the year ended December 31, 2025 is as follows:

	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)
Outstanding — beginning of year	675,727	$21.07
Granted(a)	288,260	17.84
Vested	(292,855)	19.55
Cancelled or expired	(21,520)	19.12
Outstanding — end of year	649,612	$20.39
(a) Included in the granted amount are 2,422 restricted share units.
The Company recognized compensation expense of $5.5 million, $5.6 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to stock-based awards.
The total fair value of restricted shares and share units that vested during the years ended December 31, 2025, 2024 and 2023 was $5.7 million, $5.9 million and $6.9 million, respectively.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2025, the Company had unrecognized compensation expense of $7.3 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.9 years.

NOTE 13 — Commitments and Contingencies

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

In addition to the routine claims, suits, investigations and proceedings and asserted claims noted above, we are also a co-defendant in approximately 116 cases asserting claims on behalf of approximately 160 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

NOTE 14 - Lease Arrangements

We lease manufacturing facilities, warehouse space, office space, machinery and equipment, information technology equipment and vehicles under operating leases. We also lease one building and numerous machinery and equipment under finance leases. For operating leases with terms greater than 12 months, we record the operating right-of-use asset and related lease liability at the present value of lease payments over the lease term. In certain real estate leases, we have options to renew

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lease terms, generally at our sole discretion. We evaluate renewal options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors.

The discount rate implicit in our operating leases is generally not determinable, and therefore the Company determines the discount rate for each lease based on its incremental borrowing rate. The incremental borrowing rate is calculated based on lease term, currency and collateral adjustments.

During 2025, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $12.2 million.

Balance Sheet as of December 31, 2025 and 2024

	Classification on the Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$41.2	$40.3
Finance lease assets	Property, plant and equipment, net	20.8	22.1
Total lease assets		$62.0	$62.4

Liabilities
Current
Operating	Current portion of operating lease liabilities	$10.9	$10.7
Finance	Current portion of long-term debt and short-term debt	3.2	3.3
Noncurrent
Operating	Long-term operating lease liabilities	30.4	29.8
Finance	Long-term debt	13.4	13.7
Total lease liabilities		$57.9	$57.5

Weighted-average remaining lease term (in years)
Operating leases		4.7	4.9
Finance leases		4.1	5.0
Weighted-average discount rate
Operating leases		5.5%	5.2%
Finance leases		6.2%	6.1%

Lease Expense for 2025, 2024 and 2023

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2025	2024	2023
Finance lease expense
Amortization of right-of-use assets	$1.9	$2.9	$1.7
Interest on lease liabilities	0.9	0.9	1.0
Operating lease expense	15.1	15.5	14.8
Other lease expense(1)	10.4	7.6	9.6
Total lease expense	$28.3	$26.9	$27.1

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Cash Flow Information for 2025, 2024 and 2023

	2025	2024	2023
Amounts included in the Consolidated Statements of Cash Flows:
Operating cash outflows for operating leases	$(14.8)	$(15.1)	$(14.3)
Operating cash outflows for finance leases	$(0.9)	$(0.9)	$(1.0)
Financing cash (outflows) inflows for finance leases	$(0.5)	$0.7	$0.9

Maturities of Lease Liabilities as of December 31, 2025, were as follows:

	Operating Leases	Finance Leases
2026	$12.8	$3.3
2027	10.1	3.1
2028	8.2	3.1
2029	6.2	5.3
2030	4.3	3.2
Thereafter	5.2	0.8
Total lease payments	46.8	18.8
Less: amount of lease payments representing interest	(5.5)	(2.2)
Total present value of future lease payments	$41.3	$16.6

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $5.1 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

NOTE 15 — Pensions and Postretirement Benefits
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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2025 and 2024:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$70.8	$72.8	$4.0	$5.0
Service cost	4.2	4.3	—	—
Interest cost	3.5	3.4	0.2	0.2
Actuarial (gain) loss	4.7	(1.2)	0.6	(0.5)
Benefits and expenses paid	(7.5)	(8.5)	(0.7)	(0.7)
Curtailment loss - discontinued operations	—	—	—	—
Benefit obligation at end of year	$75.7	$70.8	$4.1	$4.0
Change in plan assets
Fair value of plan assets at beginning of year	$156.1	$147.9	$3.1	$3.4
Actual return on plan assets	20.4	16.7	0.4	0.4
Benefits and expenses paid	(7.5)	(8.5)	(0.7)	(0.7)
Fair value of plan assets at end of year	$169.0	$156.1	$2.8	$3.1
Funded (underfunded) status of the plans	$93.3	$85.3	$(1.3)	$(0.9)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Pension assets	$93.3	$85.3	$—	$—
Other long-term liabilities	—	—	1.3	0.9
	$93.3	$85.3	$1.3	$0.9
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$12.6	$17.7	$1.4	$1.0
Net prior service cost	0.1	0.1	—	—
Accumulated other comprehensive loss	$12.7	$17.8	$1.4	$1.0
The pension plan weighted-average asset allocation at December 31, 2025 and 2024 and target allocation for 2026 are as follows:

		Plan Assets
	Target 2025	2025	2024
Asset Category
Equity securities	45-75%	53.0%	55.0%
Debt securities	15-35%	17.0%	17.0%
Other	0-30%	30.0%	28.0%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2025		2024
	Level 1	Total	Level 1	Total
Common stock	$28.3	$28.3	$30.6	$30.6
Equity securities	57.7	57.7	51.7	51.7
Foreign stock	4.6	4.6	4.7	4.7
U.S. Government obligations	10.3	10.3	9.0	9.0
Fixed income securities	6.0	6.0	7.0	7.0
Corporate bonds	12.8	12.8	11.5	11.5
Cash and cash equivalents	8.0	8.0	6.4	6.4
Total	$127.7		$120.9
Investments measured at net asset value:
Common collective trusts		5.2		4.6
Hedge funds		39.0		33.7
Postretirement benefit assets		(2.9)		(3.1)
Total assets at fair value		$169.0		$156.1

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2025 and 2024.

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

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligation at year-end
Discount rate	5.24%	5.55%	5.14%	4.87%	5.43%	5.06%
Rate of compensation increase	3.00% to 7.00%	3.00% to 7.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2031	2031	2031
Assumptions used to determine expense
Discount rate for benefit obligations	5.59%	5.14%	5.48%	5.40%	5.06%	5.40%
Discount rate for service costs	5.72%	5.16%	5.53%	N/A	5.06%	5.42%
Discount rate for interest costs	5.25%	5.09%	5.35%	5.14%	5.03%	5.29%
Expected return on plan assets	7.50%	7.50%	7.75%	7.50%	7.50%	7.75%
Rate of compensation increase	3.00% to 7.00%	3.00% to 7.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.75%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2031	2031	2031
In determining its expected return on plan assets assumption for the year ended December 31, 2025, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Service costs	$4.2	$4.3	$4.3	$—	$—	$—
Interest costs	3.5	3.4	3.5	0.2	0.2	0.3
Expected return on plan assets	(11.3)	(10.6)	(9.9)	(0.2)	(0.2)	(0.3)
Recognized net actuarial loss	0.7	1.8	3.6	0.1	0.2	0.3
Benefit (income) costs - continuing operations	(2.9)	(1.1)	1.5	0.1	0.2	0.3
Curtailment loss - discontinued operations	—	—	0.4	—	—	—
Total benefit (income) costs	$(2.9)	$(1.1)	$1.9	$0.1	$0.2	$0.3
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (income) (“AOCI”)
AOCI at beginning of year	$17.8	$26.9	$40.0	$1.0	$2.0	$2.4
Net loss amortization	(0.7)	(1.8)	(3.7)	(0.1)	(0.2)	(0.3)
Recognition of actuarial (gain) loss	(4.4)	(7.3)	(9.4)	0.5	(0.8)	(0.1)
Total recognized in accumulated other comprehensive loss at end of year	$12.7	$17.8	$26.9	$1.4	$1.0	$2.0

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2026	$12.6	$0.6	$0.6	$—
2027	8.7	0.5	0.5	—
2028	8.2	0.5	0.5	—
2029	7.7	0.5	0.5	—
2030	7.5	0.4	0.4	—
2031 to 2035	32.9	1.7	1.6	0.1

The Company expects to make no contributions to its defined benefit plans in 2026 and beyond, as pension and postretirement benefits are expected to be paid out of plan assets.
In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company's former CEO was approved by the Compensation Committee of the Board of Directors. The SERP provides an annual supplemental retirement benefit of up to $0.4 million upon the former CEO’s termination of employment with the Company. The former CEO is fully vested in the SERP, which has a balance of $1.4 million as of December 31, 2025.

NOTE 16 — Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2023	$(38.2)	$(23.6)	$(61.8)
Currency translation	7.7	—	7.7
Pension and OPEB activity, net of tax	—	10.4	10.4
Balance at December 31, 2023	(30.5)	(13.2)	(43.7)
Currency translation	(15.9)	—	(15.9)
Pension and OPEB activity, net of tax	—	7.8	7.8
Balance at December 31, 2024	(46.4)	(5.4)	(51.8)
Currency translation	26.1	—	26.1
Pension and OPEB activity, net of tax	—	3.7	3.7
Balance at December 31, 2025	$(20.3)	$(1.7)	$(22.0)
No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

NOTE 17 — Subsequent Events

On January 26, 2026, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 20, 2026, to shareholders of record as of the close of business on February 6, 2026 and resulted in cash payments of $1.8 million.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2025. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company for the year ended December 31, 2025, also audited the effectiveness of the Company’s internal control over financial reporting. Their report is set forth on page 37 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information concerning directors, the identification of the audit committee and the audit committee financial expert and our code of ethics required under this item is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance,” as applicable, in our definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the “Proxy Statement”). Information relating to executive officers is contained in Part I of this Annual Report on Form 10-K.
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
The following table provides information about our common stock that may be issued under our equity compensation plan as of December 31, 2025.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise price of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	68,683	$—	660,904
Equity compensation plans not approved by security holders	—	—	—
Total	68,683	$—	660,904
(1) Includes our 2021 Equity and Incentive Compensation Plan, as amended and restated

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
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2025:
Allowances deducted from assets:
Trade receivable allowances	$3.9	2.4	(2.1)	(A)	$4.2
Inventory reserves	42.7	8.0	(5.9)	(B)	44.8
Tax valuation allowances	4.9	0.6	—		5.5
Year Ended December 31, 2024:
Allowances deducted from assets:
Trade receivable allowances	$3.6	1.1	(0.8)	(A)	$3.9
Inventory reserves	42.9	12.7	(12.9)	(B)	42.7
Tax valuation allowances	7.3	(2.4)	—		4.9
Year Ended December 31, 2023:
Allowances deducted from assets:
Trade receivable allowances	$3.8	2.3	(2.5)	(A)	$3.6
Inventory reserves	38.5	9.2	(4.8)	(B)	42.9
Tax valuation allowances	8.6	(1.3)	—		7.3
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

Exhibit
4.12

Amendment No. 10 to the Seventh Amended and Restated Credit Agreement, dated July 17, 2025, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp. filed on November 6, 2025, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.13
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

10.2*
2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 4, 2015, SEC File No. 333-204713 and incorporated by reference and made a part hereof)

10.3*
2018 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 27, 2018, SEC File No. 333-225915 and incorporated by reference and made a part hereof)

10.4*
2021 Equity and Incentive Compensation Plan (Amended and Restated Effective May 15, 2025) (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on May 21, 2025, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.5*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.6*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.8*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.9*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 10-Q for Park-Ohio Holdings Corp, filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

Exhibit
10.11*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.12*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

19.1	Insider Trading Policy (filed as Exhibit 19.1 to Form 10-K of the Park-Ohio Holdings Corp. filed March 6, 2025, SEC File No. 000-03134 and incorporated by reference and made a part of hereof)

21.1	List of Subsidiaries of Park-Ohio Holdings Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2026
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* Andrew C. Clarke	Director
* Edward F. Crawford	Director
* John D. Grampa	Director
* Howard W. Hanna, IV	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 5, 2026	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Chief Legal and Administrative Officer, Corporate Secretary